Form 10-Q
period 1997-06-30
NATIONAL AIR CORP
filed 1997-08-15
CIK 768216

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-22711


                            NATIONAL AIR CORPORATION
                 (Name of Small Business Issuer in its Charter)


             DELAWARE                                  87-05065948
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                         5525 SOUTH 900 EAST, SUITE 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X  No             (2)  Yes  X    No
        ----    ----                 ----      ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes__X___ No ______

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  August 13, 1997

                                     737,505


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1997, or since approximately 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of operations.
----------------------

     The Company has had no operations since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and had no expenses.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
-------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, except the resolutions of the Board of Directors to change the name to "Triple Chip Systems, Inc.", effect a reverse split of 200 to 1 and issue shares to Jenson Services, Inc. which were adopted at a special meeting of stockholders on May 6, 1996. 111,146 post split shares or approximately 66% of the outstanding voting securities of the Company voted in favor of the name change, the 200 to one reverse split and the issuance of 250,000 post-split "unregistered" and "restricted" shares of the Company's common stock to Jenson Services, with none voting against and none abstaining.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                      6/30/97            12/31/96
                                                                  ----------------    ----------------
                                                                      [Unaudited]
ASSETS

      Total Current Assets                                      $               0   $               0

                                                                  ----------------    ----------------
TOTAL ASSETS                                                    $               0   $               0
                                                                  ================    ================

                              LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities

          Payable to Stockholders                               $           4,487   $           2,119
                                                                  ----------------    ----------------

      Total Current Liabilities                                             4,487               2,119
                                                                  ----------------    ----------------

TOTAL LIABILITIES                                                           4,487               2,119

EQUITY
          Common Stock, $.001 par value;
             authorized 20,000,000 shares; issued
             and outstanding 737,505 shares                                   738                 738
          Paid-in Capital                                                  57,469              57,469
          Accumulated Deficit                                             (62,694)            (60,326)
                                                                  ----------------    ----------------
TOTAL EQUITY                                                               (4,487)             (2,119)

                                                                  ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                      $               0   $               0
                                                                  ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1996 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                             Three Months          Three Months         Six Months         Six Months
                                                 Ended                 Ended               Ended              Ended
                                                6/30/97               6/30/96             6/30/97            6/30/96
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Office Expenses                                     100                   134               121                134
      Professional Fees                                 1,764                   195             2,128                377
      Income/Franchise Taxes                                0                   100               100                100
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                1,864                   329             2,349                611

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $             (1,864) $               (329)$          (2,349)$             (611)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $             (0.01)                (0.01)            (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         300,010            30,000,000           300,010         30,000,000
                                          ===================   ===================   ===============    ===============


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                                              Three Months         Three Months         Six Months       Six Months
                                                                  Ended                Ended              Ended            Ended
                                                                 6/30/97              6/30/96            6/30/97          6/30/96
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $          (1,864)   $            (229) $           (2,249) $       (511)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                              (25)                                    (275)
    Increase/(Decrease) in franchise taxes payable                                           (100)               (100)         (100)
                                                             ----------------     ----------------   -----------------  ------------
      Net Cash Used For Operating Activities                          (1,889)                (329)             (2,624)         (611)
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities                            1,889                  329               2,624           611
---------------------------------------------------------    ----------------     ----------------   -----------------  ------------
    Increase /(Decrease) in loans from shareholder                     1,889                  329               2,624           611


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date: August 15, 1997           By /s/ JEFF D. JENSON___________________
                                  Jeffrey D. Jenson, Director and President



Date: August 15, 1997           By /S/ NICK LOVATO________________________
                                  Nick Lovato, Director and Vice President



Date: August 15, 1997           By /S/ KIRSTEN LOVATO_____________________
                                  Kirsten Lovato, Director, Secretary/TR