Form 10-Q/A
period 1997-06-30
NATIONAL AIR CORP
filed 1997-11-13
CIK 768216

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-22711


                            NATIONAL AIR CORPORATION
                 (Name of Small Business Issuer in its Charter)


             Nevada                                  87-05065948
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

                                  September 30, 1997

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

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

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
                                                                  ================    ================

                              LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities

          Payable to Stockholders                               $           4,477   $           2,119
                                                                  ----------------    ----------------

      Total Current Liabilities                                             4,477               2,119
                                                                  ----------------    ----------------

TOTAL LIABILITIES                                                           4,477               2,119

EQUITY
          Common Stock, $.001 par value;
             authorized 20,000,000 shares; issued
             and outstanding 737,505 shares                                   738                 738
          Paid-in Capital                                                  57,469              57,469
          Accumulated Deficit                                             (62,684)            (60,326)
                                                                  ----------------    ----------------
TOTAL EQUITY                                                               (4,477)             (2,119)

                                                                  ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                      $               0   $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                             Three Months          Three Months         Six Months         Six Months
                                                 Ended                 Ended               Ended              Ended
                                                6/30/97               6/30/96             6/30/97            6/30/96
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Office Expenses                                      10                    15               263              1,490
      Professional Fees                                   726                     0             2,095                  0
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                  736                    15             2,358              1,490

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $               (736) $                (15)$          (2,358)$           (1,490)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $             (0.01)                 (0.01)           (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505             6,750,000           737,505          6,750,000
                                          ===================   ===================   ===============    ===============


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 1997 and 1996

                                                              Three Months         Three Months         Six Months       Six Months
                                                                  Ended                Ended              Ended            Ended
                                                                 6/30/97              6/30/96            6/30/97          6/30/96
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $            (736)   $             (15) $           (2,358) $     (1,490)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in accounts payable                                0                    0                   0             0
    Increase/(Decrease) in franchise taxes payable                         0                    0                   0             0
                                                             ----------------     ----------------   -----------------  ------------
      Net Cash Used For Operating Activities                            (736)                 (15)             (2,358)       (1,490)
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities                              736                   15               2,358         1,490
---------------------------------------------------------    ----------------     ----------------   -----------------  ------------
    Increase /(Decrease) in loans from shareholder                       736                   15               2,358         1,490


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date: November 11, 1997             By /s/ JEFF D. JENSON
                                  Jeffrey D. Jenson, Director and President



Date: November 11, 1997             By /S/ NICK LOVATO
                                  Nick Lovato, Director and Vice President



Date: November 11, 1997             By /S/ KIRSTEN LOVATO
                                  Kirsten Lovato, Director, Secretary/TR