Form 10-Q
period 1997-09-30
NATIONAL AIR CORP
filed 1997-11-13
CIK 768216

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                                      9/30/97            12/31/96
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
                                                                  ================    ================

                              LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities

          Payable to Stockholders                               $           4,927   $           2,119
                                                                  ----------------    ----------------

      Total Current Liabilities                                             4,927               2,119
                                                                  ----------------    ----------------

TOTAL LIABILITIES                                                           4,927               2,119

EQUITY
          Common Stock, $.001 par value;
             authorized 20,000,000 shares; issued
             and outstanding 737,505 shares                                   738                 738
          Paid-in Capital                                                  57,469              57,469
          Accumulated Deficit                                             (63,134)            (60,326)
                                                                  ----------------    ----------------
TOTAL EQUITY                                                               (4,477)             (2,119)

                                                                  ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                      $               0   $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 1997 and 1996

                                             Three Months          Three Months         Nine Months        Nine Months
                                                 Ended                 Ended               Ended              Ended
                                                9/30/97               9/30/96             9/30/97            9/30/96
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Office Expenses                                       0                   736               263                736
      Professional Fees                                   450                   255             2,545              1,745
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                  450                   991             2,808              2,481

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $               (450) $               (991)$          (2,808)$           (2,481)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $             (0.01)                 (0.01)           (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505             6,750,000           737,505          6,750,000
                                          ===================   ===================   ===============    ===============


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1997 and 1996

                                                              Three Months         Three Months        Nine Months      Nine Months
                                                                  Ended                Ended              Ended            Ended
                                                                 9/30/97              9/30/96            9/30/97          9/30/96
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $            (450)   $            (991) $           (2,808) $     (2,481)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
                                                             ----------------     ----------------   -----------------  ------------
      Net Cash Used For Operating Activities                            (450)                (991)             (2,808)       (2,481)
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities                              450                  991               2,808         2,481
---------------------------------------------------------    ----------------     ----------------   -----------------  ------------
    Increase /(Decrease) in loans from shareholder                       450                  991               2,808         2,481


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