Form 10KSB
period 1997-12-31
NATIONAL AIR CORP
filed 1998-03-30
CIK 768216

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                           Commission File No. 0-22711

                            NATIONAL AIR CORPORATION
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                      87-0565948
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)


                        5525 South 900 East, Suite 110
                           Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (801) 262-8844

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: One Mill ($0.001) par value common voting stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No   (2)   Yes  X   No
         ---     ---           ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1997 - $ 0


State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     March 26, 1998 - $272.50 There are approximately 272,505 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value(.001) per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 26, 1998
                                     737,505


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.


Business Development.
---------------------

     In a discussion of the activities of National Air Corporation, a Nevada corporation (the "Company"), see the Company's Registration Statement on Form 10-SB-A2 filed with the Securities and Exchange Commission on February 12, 1998.

Business.
---------

     The Company has had no business operations since approximately 1992. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company has no assets, conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Jeff D. Jenson, who is a director and the President of the Company, beneficially owns approximately fifty-six percent (56%) of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger he deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

Involvement in Other "Blank Check" Companies.
---------------------------------------------

     None of the Officer's and Director's are or have ever been involved in a blank check public offerings and have no plans to do such an offering. Furthermore, none of the current Officers or Directors were involved when the Company had operation. However, future involvement in other public companies is very likely, but presently unplanned.

     *INTERIM OFFICER AND DIRECTOR: Such reference is defined by management, as: the period covered from appointment to succession or resignation, whereas the individual is no longer serving as an Officer or Director.

     Jeff Jenson, President and Director. Other than the Company, Mr. Jenson was appointed in February 1997 as President and Director of United States Mining and Exploration, a Utah Corpoation, in which capacity he presently serves. In addition, Mr. Jenson was an interim* Officer and Director of Blackwater, Inc., a Nevada Corporation, from March 1993 until his resignation was accepted by the Board of Directors in August of 1994. In addition, Mr. Jenson was an interim Officer and Director of Westcott Financial Corporation, a Delaware Corporation, from November of 1993 until his resignation was accepted by the Board of Directors in April of 1995. Mr. Jenson was also an interim Officer and Director of Onasco, Inc., a Utah Corporation, from June of 1994 until his resignation was accepted by the Board of Directors in May of 1995. Mr. Jenson was an interim Officer and Director of Opell, Inc., a Nevada Corporation, from November 1994 until his resignation was accepted by the Board of Directors in October of 1996. Mr. Jenson was an interim Officer and Director of Summa Vest, Inc., a Utah Corporation, from December 1994 until his resignation was accepted by the Board of Directors in December of 1996. Other than the aforementioned, Mr. Jenson has been neither an Officer, Director or affiliate of any other public companies in the past 10 years.

     Nick Lovato, Vice President and Director. Other than the Company, Mr. Lovato was an interim Officer and Director of Sun Tech Enterprises, a Nevada Corporation, from May 4, 1996 until his resignation was accepted by the Board of Directors on May 15, 1996. Other than the aforementioned, Mr. Lovato has been neither an Officer, Director or affiliate of any other public companies in the past 10 years.

     Kirsten Lovato, Secretary, Treasurer and Director. Other than the Company, Mrs. Lovato was an interim Officer and Director of Sun Tech Enterprises, a Nevada Corporation, from May 4, 1996 until her resignation was accepted by the Board of Directors on May 15, 1996. Other than the aforementioned, Mrs. Lovato was neither an Officer, Director or affiliate of any other public companies in the past 10 years.

Risk Factors.
-------------

     The Company's auditor, Mantyla, McReynolds & Associates, has included a "going concern" paragraph in the Company's audited financials for the year ending December 31, 1997. The auditor states: "The accompanying financial statements have been prepared assuming that National Air Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." See the Index to Financial Statements, Part F/S herein.

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below and in the initial Offering Circular of the Company.

     No Assets;  No Source of Revenue.
     ---------------------------------

     The Company has no assets and has had no revenue in either of its two most recent calendar years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     Discretionary Use of Proceeds;  "Blank Check" Company.
     ------------------------------------------------------

     Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management currently has no intentions of raising capital, there are no guidelines governing the use of such proceeds due to its status as a "blank check" company.

     Absence of Substantive  Disclosure  Relating to  Prospective  Acquisitions.
     ---------------------------------------------------------------------------

     Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Disclosure Relating to Reporting Obligations: Management believes that the majority of potential acquisition candidates is comprised of companies that are seeking to report under Regulation 12G. See "Need for any Governmental Approval of Principal Products and Services".

     Unspecified Industry and Acquired Business; Unascertainable Risks.
     ------------------------------------------------------------------

     To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain  Structure  of  Acquisition.
     ---------------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

     State  Restrictions  on  "Blank  Check"  Companies.
     ---------------------------------------------------

     A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, the Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR despite its status as a "blank check" or "blind pool" company. The National Securities Markets Improvement Act of 1996 provides an exemptin from state regulation of offerings of "covered securities". "Covered Securities" include, among other things, transactions by persons other than issuers, underwriters or dealers, and certain transactions by dealers, in securities of issuers that file reports with the Securities and Exchange
Commission pursuant to Section 13 or 15(d) of the Exchange Act. Upon the effectiveness of this Registration Statement, the Company will be subject to the reporting requirements of Section 13 of the Exchange Act, and management believes that such transactions will be exempt from state regulation, with the possible exception of certain notice filings and payment of fees.

     The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on the Company's ability to register, offer and sell shares of the Company's common stock in virtually every jurisdiction in the United States.

     Management  to Devote  Insignificant  Time to  Activities  of the  Company.
     ---------------------------------------------------------------------------

     Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     Jenson Services, Inc., which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services, Inc., provides financial consulting services to these companies.

     Future Sales of Common Stock.
     -----------------------------

     Jenson Services, Inc., currently beneficially owns 412,500 post-split shares of the common stock of the Company or approximately 35 percent of its outstanding voting securities. As of October 28, 1997, all of Jenson Services' Stock will have been officially owned for one years, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations.

     Dilution.
     ---------

     The issuance of an aggregate of 400,000 post-split shares of the Company's common stock to Jenson Services in 1996 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that they may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.


     Conflicts of Interest; Related Party Transactions.
     --------------------------------------------------

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

     Voting Control.
     ----------------

     Due to his beneficial ownership of a majority of the shares of the Company's outstanding common stock, Jeff D. Jenson has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No Market for Common  Stock;  No Market for Shares.
     ----------------------------------------------------

     The Company's common stock is not currently listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., (the "NASD"), and has not been listed on the aforementioned market for the previous five years. Therefore, there is currently no "established trading market" for such shares; there can be no assurance that such a market will ever develop or be maintained. Any future market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     Risks of "Penny  Stock".
     ------------------------

     The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the past five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Principal Products and Services.
     --------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activity to be conducted by the Company is to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

     The Company currently offers no principle products or services and has not been engaged in any material operations in the period ending December 31, 1997 or since 1992.


Number of Employees.
--------------------------

     None; Not Applicable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
-----------------

     The Company has not engaged in any material operations or had any revenues from operations during the last four calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Registration Statement, the Company has not begun seeking any acquisition.

     Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Item 3.  Description of Property.
-------------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Director, and principal shareholder, Jeff D. Jenson, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Nevada and, recently, with preparing this Registration Statement and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 4.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of March 26, 1998.


                                     Number                          Percentage
Name and Address           of Shares Beneficially Owned               of Class
----------------------      -----------------------------------       --------

Michael Caswell                      52,500                              7%
3637 W. Alabama, Ste. 400
Houston, TX   77027

Jenson Services, Inc.*              400,000                             54%
5525 S. 900 E. Suite 110
S.L.C., UT 84117

Jeff D. Jenson                       12,500                             1.6%
5525 S. 900 E. Suite 110
S.L.C., UT 84117

     *Jeff D. Jenson, President and Director may be deemed a beneficial owner of these shares due to his current position as Vice-President and Director of Jenson Services, Inc. (Distribution of ownership; Jeff D. Jenson and Duane S. Jenson, 50% each).

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers.

                                         Number                         Percentage
Name and Address            of Shares Beneficially Owned  of Class
----------------------            -----------------------------------   ----------


Jeff D. Jenson                       12,500                     1.7%
5525 S. 900 E. #110
S.L.C., UT 84117

Jenson Services, Inc.               400,000                      54%
Jeff D. Jenson*
5525 S. 900 E. #110
S.L.C., UT

Nick Lovato                               0                       0
8667 Snow Mountain  Dr.
Sandy, Utah 84093

Kirsten Lovato                            0                       0
8667 Snow Mountain Dr.
Sandy, Utah 84093

All directors and executive         412,500                      56%
officers as a group (3)

     *Jeff D. Jenson, President and Director may be deemed a beneficial owner of these shares due to his current position as Vice-President and Director of Jenson Services, Inc. (Distribution of ownership; Jeff D. Jenson and Duane S. Jenson, 50% each).

     See Item 5, Part I, below, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 5.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in December of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                    Date of             Date of
                              Positions             Election or       Termination
Name                          Held                  Designation       or Resignation
-------                       ----------            ---------------   ---------------

Jeff D. Jenson                President             04-19-95             *
5525 S. 900 E. #110           & Director
S.L.C., UT 84117

Nick Lovato                   Vice President        05-04-96             *
8667 S. Snow Mtn. Dr.         & Director
Sandy, UT 84093

Kirsten Lovato                Secretary/            05-04-96             *
8667 S. Snow Mtn. Dr.         Treasurer
Sandy, UT 84093               & Director



     *    These persons presently serve in the capacities indicated.

Business Experience.
------------------------

     Jeff D. Jenson, President and Director. Mr. Jenson graduated form Westminster College of Salt Lake City in September 1992, with degrees in Business Management and Aviation Management. Prior to his graduation, Mr. Jenson was the owner/operator of two small businesses in the Salt Lake area. Mr. Jenson has been employed by Jenson Services from 1991 until present. In March 1993, Mr. Jenson became Vice President and Director of Jenson Services. Jenson Services specializes in the reorganization and recapitalization of public companies and is a consultant to the Company.

     Nick Lovato, Vice-President and director. Mr. Lovato graduated from the University of Utah in June 1992, with a B.A. in Political Science. Prior to his graduation, Mr. Lovato served as an Policy Intern with the United States Senate in Washington DC. From May 1993 to August 1994, Mr. Lovato served as an Loan Officer/Assistant Manager for Transamerica Financial and from August 1994 to July 1995 was an Senior Loan Officer/Assistant Treasurer for American Investment Bank, both companies are located in Salt Lake City, Utah. Currently, Mr. Lovato is a Senior Underwriter for Franklin Capital Corporation, also of Salt Lake.

     Kirsten Lovato, Secretary, Treasurer and Director. Mrs. Lovato graduated from the University of Iowa in 1993 with a B.S. in Dental Hygiene. Mrs. Lovato also attended the University of Utah and Salt Lake Community College. From July 1993 until present, Mrs. Lovato has worked as a dental hygienist in the greater Salt Lake City area.

Family Relationships.
---------------------

     Nick Lovato and Kirsten Lovato, Vice-President and Director and Secretary, Treasurer and Director, respectively, are husband and wife. Other than the aforementioned, there are no family relationships among the officers and directors of the Company.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 6.  Executive Compensation.
---------------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                      SUMMARY COMPENSATION TABLE
                                                                   Long Term Compensation
                                           Annual Compensation                 Payouts
(a)                (b)          (c)       (d)          (e)           (f)       (g)      (h)          (i)
Name and           Years or                             Other      Restricted  Option/  LTIP       All
Principal          Periods    $           $             Annual     Stock       SAR's    Payouts    Other
Position           Ended      Salary      Bonus         Compen-    Awards ($)  (#)        ($)      Compensa-
                   1995,                                sation($)                                  tion
                   1996 &
                   1997

Jeff D. Jenson     12/31/95      0           0         0           12,500*      0         0         0
 President,        12/31/96      0           0         0              0         0         0         0
 Director          12/31/96      0           0         0              0         0         0         0

Nick Lovato        12/31/95      0           0         0              0         0         0         0
 Vice Pres.,       12/31/96      0           0         0              0         0         0         0
 Director          12/31/97      0           0         0              0         0         0         0

Kirsten Lovato     12/31/95      0           0         0              0         0         0         0
 Sec./Treas.,      12/31/96      0           0         0              0         0         0         0
 Director          12/31/97      0           0         0              0         0         0         0


     *Reflects a one for 20 (1:20) reverse split of the Company's common stock effective July 14, 1996.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1997 or 1996 or the period ending on the date of this Registration Statement. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

 Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
--------------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 7.  Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, on October 26, 1996, the Board of Directors of the Company resolved to issue 400,000 post-split "unregistered" and "restricted" shares of common stock to Jenson Services, Inc., a consultant to the Company, in consideration of $2,557.25 in accounting and other expenses incurred by the Company and settled by Jenson Services, Inc. Jeff D. Jenson, President and Director may be deemed a beneficial owner of these shares due to certain business relationships. Mr. Jenson is Vice-President and Director of Jenson Services, Inc.

Certain Business Relationships.
-------------------------------

     Except as stated under the caption "Transactions with Management and Others", above, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as stated under the caption "Transactions with Management and Others", above, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Part I, Item 1.

                                  PART II

Item 1. Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters.
-------------------------------------------

Market Information.
-----------------------

     The Company's common stock is not currently listed on the OTC Bulletin Board of the NASD or any other recognized securities market. There has been no trading symbol or "established trading market" for shares of the Company's common stock during 1997 or 1996, and management does not expect any such market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. If such a market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Michael Caswell, Jeff D. Jenson or Jenson Services, Inc., may have a substantial adverse impact on any such public market.


Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Registration Statement is approximately 80; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

     There have been no cash dividends declared on any class of common equity for the last two fiscal years or in any subsequent period that required financial information. The Company has no forseeable dividends.

     The holders of the Class B Preferred Stock will be entitled to receive, when and as declared by the board of directors out of any funds legally available therefor, cumulative preferential dividends in cash. Except as otherwise provided herein such dividends will be paid at the annual rate of, but not exceeding, $.10 per share, payable quarterly on November 30, February 28, May 31 and August 31 in each year. Such dividends shall accrue on each share from day to day from and after the date of initial issuance of such share whether or not declared, and shall be cumulative so that if any accrued dividends at said rate per share per annum shall not have been paid or declared and set apart for all shares' of Class B preferred Stock at the time outstanding, the deficiency shall be fully paid on or declared and set apart for such shares before the Corporation declares or pays any dividends (except a dividend in shares of the Corporation) on the Class A Preferred Stock or Common Stock of the Corporation. As verified by the Company's Transfer Agent, American Registrar and Transfer, the Company does not have any shares of its Class A or Class B Preferred stock either issued or outstanding.

Item 2.  Legal Proceedings.
---------------------------

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 3. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------

     Not Applicable; The Company's relationship with Mantyla, McReynolds & Associates, Certified Public Accountants, of Salt Lake City, Utah, has not changed. Prior to the engagement of Mantyla , McReynolds & Associates, the Company had no independant auditor for approximately 12 years. For the auditor's going-concern opinion, see the Auditor's Opinion letter in the F/S and the Section "Risk Factors".

Item 4.  Recent Sales of Unregistered Securities.
------------------------------------------------

     On April 25, 1995, the Board of Directors resolved to issue 12,500* shares of "unregistered" and "restricted" common voting stock to Jeff D. Jenson, President and Director, Jason Lewis, Vice President and Director and Wendy Moler-Lewis, Secretary, Treasurer and Director, for services rendered to the Comopany. On October 26, 1996, the Company's Board of Directors unanimously voted to issue 400,000* "unregistered" and "restricted" shares of common stock to Jenson Services, Inc., in consideration of $2,577.25 in accounting and other expenses incurred by the Company and settled by Jenson. See Part I, Item 1 of this Registration Statement. *These shares are represented in post-split values.

     Management believes that Jenson Services, Inc. is an "accredited investor" as that term is defined under applicable federal and state securities laws, rules and regulations. Further, the Board of Directors and Jenson Services, Inc., a consultant to the Company, had access to all material information regarding the Company prior to the offer or sale of these securities. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.


                                 PART F/S

                       Index to Financial Statements
                  Report of Certified Public Accountants

Financial Statements
--------------------

(i)  Audited Financial Statements
     December 31, 1997 and 1996
     --------------------------

     Independent Auditors' Report

     Balance Sheet, December 31, 1997 and 1996

     Statements of Stockholders' Deficit
     for the years ended December 31, 1997
     and 1996

     Statements of Operations for the
     years ended December 31, 1997 and
     1996

     Statements of Cash Flows for the
     years ended December 31, 1997 and
     1996

     Notes to Financial Statements

                                 PART III

Item 1.  Index to Exhibits.
-------------------------------

     The following exhibits are filed as a part of this Registration Statement:



Exhibit
Number               Description*
------               ------------
i                    Registration Statement on Form 10-SB-A2
                     as filed on February 12, 1998

27                   FDS

     * Exhibits referenced within this Registration Statement are incorporated in the Form 10-SB as filed on June 17,1997.

                            NATIONAL AIR CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 1997

                       [WITH INDEPENDENT AUDITORS' REPORT]

                            National Air Corporation


                                TABLE OF CONTENTS


                                                             Page

        Independent Auditors' Report. . . . . . . . . . . . .  1


        Balance Sheet - December 31, 1997 . . . . . . . . . .  2


        Statements of Operations for the
        years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .  3


        Statements of Stockholders' Deficit for
        the years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .  4


        Statements of Cash Flows for the
        years ended December 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . . .  5


        Notes to Financial Statements . . . . . . . . . . . . 6-8




Independent Auditors' Report


The Board of Directors and Shareholders
National Air Corporation:


We have audited the accompanying balance sheet of National Air Corporation as of December 31, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997 and December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Air Corporation as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that National Air Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                          MANTYLA, McREYNOLDS & ASSOCIATES
Salt Lake City, Utah                      By/s/ Mantyla, McReynolds &Associates
February 27, 1998

                            National Air Corporation
                                  Balance Sheet
                                December 31, 1997

                                     ASSETS
                                     ------
Assets                                                                                  $  -0-
                                                                                         ------

                           Total Assets                                                 $  -0-
                                                                                         ======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Liabilities

         Current liabilities                                                           $    275
         Payable to Stockholders                                                          5,331
                                                                                         -------
               Total Liabilities                                                          5,606

Stockholders' Deficit: (Note 4)
         Common stock, $.001 par value;
          authorized 20,000,000 shares; issued
          and outstanding 737,505 shares                                                    738
         Additional paid in capital                                                      57,469
         Accumulated deficit                                                            (63,813)
                                                                                        -------
                  Total Stockholders' Deficit                                            (5,606)
                                                                                         ------
                           Total Liabilities and
                             Stockholders Deficit                                     $    -0-
                                                                                         ======






                 See accompanying notes to financial statements

                            National Air Corporation
                            Statements of Operations
           For the Years Ended December 31, 1997 and December 31, 1996



                                                                            1997           1996
                                                                        --------      ---------
Revenue:
         Revenues from operations                                       $    -0-      $     -0-
                                                                        ---------     ----------

                  Total Revenue                                              -0-            -0-

General and Administrative Expenses                                        3,387          4,676
                                                                       ---------      ---------
                  Net Income Before Taxes                                 (3,387)        (4,676)

                  Income taxes                                               100            -0-
                                                                       ---------      ---------
                  Net income                                           $  (3,487)     $  (4,676)
                                                                       =========      =========

Loss per share                                                         $    (.01)     $    (.01)
                                                                       =========      =========


Weighted Average Shares Outstanding                                      737,505      4,141,498
                                                                       =========      =========






                See accompanying notes to financial statements

                            National Air Corporation
                       Statements of Stockholders' Deficit
           For the Years Ended December 31, 1997 and December 31, 1996





                                                                       Additional                       Net
                                             Common     Common         Paid in         Accumulated      Stockholders'
                                             Shares      Stock         Capital         Deficit          Deficit
                                             ------      -----         -------         -------          -------
Balance, December 31, 1995                 6,750,000  $   6,750    $    48,900     $   (55,650)     $      -0-

Reverse split (20 for 1 share)
 July 31, 1996                            (6,412,495)    (6,412)         6,412                             -0-

Issued 400,000 shares of common
 stock to stockholder for expenses,
 October 28, 1996                             400,000       400          2,157                           2,557

Net loss for the year ended
 December 31, 1996                                                                      (4,676)         (4,676)
                                              -------    ------         ------          -------         -------
Balance, December 31, 1996                    737,505  $    738    $    57,469     $   (60,326)     $   (2,119)

Net loss for the year ended
 December 31, 1997                                                                      (3,487)         (3,487)
                                              -------    ------        -------          -------         -------
Balance, December 31, 1997                    737,505  $    738    $    57,469         (63,813)         (5,606)



                 See accompanying notes to financial statements

                            National Air Corporation
                            Statements of Cash Flows
           For the Years Ended December 31, 1997 and December 31, 1996


                                                                   1997            1996
                                                                   ----            ----
Cash Flows Provide by/(Used for)
  Operating Activities:
Net Loss                                                      $  (3,487)     $  (4,676)
Adjustments to reconcile net income
 to net cash used for operating
 activities:
         Issuance of common stock as
           payment for services rendered
           by stockholder                                                        2,557

         Increase in accrued liabilities                            275

         Expenses paid on behalf
           of company by a
           stockholder                                            3,212          2,119
                                                                 ------         ------
Net Cash Used for Operating
 Activities                                                        -0-             -0-

Net Increase in cash                                               -0-             -0-
                                                                 ------         ------
Beginning Cash                                                     -0-             -0-
                                                                 ------         ------
Ending Cash                                                   $    -0-       $     -0-
                                                                 ======         =======


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the periods for:
 Interest                                                     $    -0-       $     -0-
                                                                 ======         =======

 Taxes                                                        $    -0-       $     -0-
                                                                 ======         =======



                 See accompanying notes to financial statements

                            National Air Corporation
                          Notes to Financial Statements
                                December 31, 1997


Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               National Air Corporation [Company] incorporated under the laws of the State of Nevada on January 9, 1985. The Company was dormant for several years but was revived March 1, 1996.

               The Company was originally organized to engage in any lawful activity. The Company entered the business of providing air transportation services on a lease and/or charter basis, but was unsuccessful in the endeavor.

               (b) Income Taxes

               Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1996 is $0 due to the valuation allowance established as described below.

               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at December 31, 1997.

               (e) Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            NATIONAL AIR CORPORATION
                         Notes to Financial Statements
                               December 31, 1997
                                  [continued]

Note 2         Liquidity

               The Company has accumulated losses through December 31, 1997 amounting to $63,813, has no assets, has no working capital at December 31, 1997, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3         Income Taxes

               The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1997 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

                            NATIONAL AIR CORPORATION
                         Notes to Financial Statements
                               December 31, 1997
                                  [continued]

Note 4         Common of Stock

               On July 14, 1996, the Board of Directors resolved to effect a 20 for one reverse split of the 6,750,000, then outstanding, securities of the Company, while retaining the present authorized capital and par value, and making appropriate adjustments in the stated capital and additional paid-in-capital accounts. Fractional shares were to be rounded to the nearest whole share. The effective date of the reverse split was the close of business, July 31, 1996.

               On October 26, 1996 the Company issued 400,000 post reverse-split shares of common stock to a shareholder for expenses incurred on behalf of the company.

Note 5         Stockholder Loan

               A Stockholder has paid expenses on behalf of the Company in the amount of $3,212 during the year ended December 31, 1997 and $2,119 during the year ended December 31, 1996. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NATIONAL AIR CORPORATION


Date: 30 March 1998                        By /s/ Jeff D. Jenson
                                             ------------------------
                                             Jeff D. Jenson, Director
                                             and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                          NATIONAL AIR CORPORATION


Date: 30 March 1998                        By /s/ Jeff D. Jenson
                                             ------------------------
                                             Jeff D. Jenson, Director
                                             and President



Date: 30 March 1998                        By /s/ Nick Lovato
                                             ------------------------
                                             Nick Lovato,
                                             Director and Vice
                                             President