Form 10-Q
period 1998-03-31
NATIONAL AIR CORP
filed 1998-04-21
CIK 768216

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

                                  March 31, 1998
                              Common Voting Stock
                                     737,505

                                 March 31, 1998
                              Preferred - Class A
                                 March 26, 1998
                                      -0-

                                 March 31, 1998
                              Preferred - Class B
                                 March 26, 1998
                                      -0-



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


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1998, or since approximately 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

27             Financial Data Schedule



(b)Reports on Form 8-K.

None; not applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                                 March 31, 1998

                                                                      3/31/98
                                                                  ----------------
                                                                     [Unaudited]
ASSETS

     TOTAL ASSETS                                               $               0
                                                                  ================

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

      Current Liabilities                                                     275
      Loans from Stockholders                                   $           6,360
                                                                  ----------------
          Total Liabilities                                                 6,635
                                                                  ----------------



STOCKHOLDERS' DEFICIT
     Preferrec stock
       Class A, $.25 par value; authorized
       1,000,000 shares; 0 issued
       Class B, $.10 par value; authorized
       1,000,000 shares; 0 isssued
     Common Stock, $.001 par value;
       authorized 20,000,000 shares; issued
       and outstanding 737,505 shares                                         738
       Additional paid-in capital                                          57,469
       Accumulated Deficit                                                (64,842)
                                                                  ----------------
          Total Stockholder's Deficit                                      (6,635)

                                                                  ----------------
          Total Liabilities and
            Stockholders Defecit                                $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 1998 and 1997

                                             Three Months          Three Months
                                                 Ended                 Ended
                                               3/31/98                3/31/98
                                          -------------------   -------------------
                                              [Unaudited]           [Unaudited]
REVENUE
      Income                             $                  0  $                  0
                                          -------------------   -------------------
NET REVENUE                                                 0                     0

OPERATING EXPENSES
      Office Expenses                                      85                   253
      Professional Fees                                   944                 1,369
                                          -------------------   -------------------
TOTAL OPERATING EXPENSES                                1,029                 1,622

                                          -------------------   -------------------
NET INCOME/(LOSS)                        $             (1,029) $             (1,622)
                                          ===================   ===================
NET LOSS PER SHARE                       $             (0.01)                 (0.01)
                                          ===================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505               737,505
                                          ===================   ===================


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1998 and 1997

                                                              Three Months         Three Months
                                                                  Ended                Ended
                                                                 3/31/98              3/31/97
                                                             ----------------     ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $          (1,029)   $          (1,622)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase/(Decrease) in loans from shareholder                        1,029                1,622
                                                             ----------------     ----------------
      Net Cash Used For Operating Activities                               0                    0
                                                             ================     ================

Cash Flows Provided by Financing Activities                                0                    0
---------------------------------------------------------    ----------------     ----------------
     Net Increase In Cash                                                  0                    0

     Beginning Cash Balance                                                0                    0

     Ending Cash Balance                                                   0                    0
                                                             ================     ================


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date: 4/13/98                     /S/ JEFF D. JENSON
                                  Jeffrey D. Jenson, Director and President



Date: 4/13/98                     /S/ NICK LOVATO
                                  Nick Lovato, Director and Vice President



Date: 4/13/98                     /S/ KIRSTEN LOVATO
                                  Kirsten Lovato, Director, Secretary/TR