Form 10-Q
period 1998-06-30
NATIONAL AIR CORP
filed 1998-10-27
CIK 768216

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

(1)  Yes    No   X          (2)  Yes  X    No
        ----    ----                 ----      ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes_____ No ______

None; not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  June 30, 1998
                              Common Voting Stock
                                     737,505




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following pages, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1998, or since approximately 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of operations.
----------------------

     The Company has had no operations since approximately 1992. During the quarterly period covered by this Report, the Company received no revenue and had minimal expenses.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

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

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                                 June 30, 1998

                                                                      6/30/98
                                                                  ----------------
                                                                    [Unaudited]
ASSETS

      Total Current Assets                                      $               0

                                                                  ----------------
TOTAL ASSETS                                                    $               0
                                                                  ================

                        LIABILITIES & STOCKHOLDERS EQUITY

LIABILITIES

      Current Liabilities                                                     275

      Loans from Stockholders                               $               7,700
                                                                  ----------------

      Total Current Liabilities                                             7,975
                                                                  ----------------

TOTAL LIABILITIES                                                           7,975

STOCKHOLDERS' DEFECIT

      Preferred Stock;
          Class A, $.25 par value; authorized
           1,000,000 shares, 0 shares issued                                    0
          Class B, $.10 par value; authorized
           1,000,000 shares, 0 shares issued                                    0
      Common Stock, $.001 par value;
             authorized 20,000,000 shares;  issued
             and outstanding 737,505 shares                                   738
      Paid-in Capital                                                      57,469
      Accumulated Deficit                                                 (66,182)
                                                                  ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                (7,975)

                                                                  ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                        $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
     For the Three and Six Month Periods Ended June 30, 1998 and 1997

                                             Three Months          Three Months         Six Months        Six Months
                                                 Ended                 Ended               Ended              Ended
                                                6/30/98               6/30/97             6/30/98            6/30/97
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Office Expenses                                      15                    10               100                263
      Professional Fees                                 1,325                   726             2,269              2,095
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                1,340                   736             2,369              2,358

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $             (1,340) $               (736)$          (2,369)$           (2,358)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $             (0.01)                 (0.01)           (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505               737,505           737,505           737,505
                                          ===================   ===================   ===============    ===============


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 1998 and 1997

                                                              Three Months         Three Months         Six Months       Six Months
                                                                  Ended                Ended              Ended            Ended
                                                                 6/30/98              6/30/97            6/30/98          6/30/97
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $          (1,340)   $            (736) $           (2,369) $     (2,358)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
                                                             ----------------     ----------------   -----------------  ------------
      Increase/(Decrease) in loans from shareholders'                  1,340                  736               2,369         2,358
      Net Cash Used For Operating Activities                               0                    0                   0             0
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities                                0                    0                   0             0
---------------------------------------------------------    ----------------     ----------------   -----------------  ------------
      Net Increase in Cash                                                 0                    0                   0             0

      Beginning Cash Balance                                               0                    0                   0             0
                                                             ----------------     ----------------   -----------------  ------------
      Ending Cash Balance                                                  0                    0                   0             0
                                                             ================     ================   =================  ============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date:  10-13-98                   By/S/ Jeff D. Jenson
                                  Jeffrey D. Jenson, Director and President



Date:  10-13-97                   By/S/ Nick Lovato
                                  Nick Lovato, Director and Vice President