Form 10-Q
period 1998-09-30
NATIONAL AIR CORP
filed 1998-11-13
CIK 768216

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                               September 30, 1998
                              Common Voting Stock
                                     737,505




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


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1998, or since approximately 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                               September 30, 1998

                                                                      9/30/98
                                                                  ----------------
                                                                    [Unaudited]
ASSETS

      Total Current Assets                                      $               0

                                                                  ----------------
TOTAL ASSETS                                                    $               0
                                                                  ================

                        LIABILITIES & STOCKHOLDERS EQUITY

LIABILITIES

      Current Liabilities                                                     275

      Loans from Stockholders                               $               7,712
                                                                  ----------------

      Total Current Liabilities                                             7,987
                                                                  ----------------

TOTAL LIABILITIES                                                           7,987

STOCKHOLDERS' DEFECIT

      Preferred Stock;
          Class A, $.25 par value; authorized
           1,000,000 shares, 0 shares issued                                    0
          Class B, $.10 par value; authorized
           1,000,000 shares, 0 shares issued                                    0
      Common Stock, $.001 par value;
             authorized 20,000,000 shares;  issued
             and outstanding 737,505 shares                                   738
      Paid-in Capital                                                      57,469
      Accumulated Deficit                                                 (66,194)
                                                                  ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                (7,987)

                                                                  ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                        $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 1998 and 1997

                                             Three Months          Three Months         Nine Months        Nine Months
                                                 Ended                 Ended               Ended              Ended
                                                9/30/98               9/30/97             9/30/98            9/30/97
                                          -------------------   -------------------   ---------------    ---------------
                                              [Unaudited]           [Unaudited]         [Unaudited]        [Unaudited]
REVENUE
      Income                             $                  0  $                  0 $               0 $                0
                                          -------------------   -------------------   ---------------    ---------------
NET REVENUE                                                 0                     0                 0                  0

OPERATING EXPENSES
      Office Expenses                                       0                     0               100                263
      Professional Fees                                    12                   450             2,281              2,545
                                          -------------------   -------------------   ---------------    ---------------
TOTAL OPERATING EXPENSES                                   12                   450             2,381              2,808

                                          -------------------   -------------------   ---------------    ---------------
NET INCOME/(LOSS)                        $                (12) $               (450)$          (2,381)$           (2,808)
                                          ===================   ===================   ===============    ===============

NET LOSS PER SHARE                       $              (0.01)                (0.01)           (0.01)             (0.01)
                                          ===================   ===================   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505               737,505           737,505           737,505
                                          ===================   ===================   ===============    ===============


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended September 30, 1998 and 1997

                                                              Three Months         Three Months         Nine Months      Nine Months
                                                                  Ended                Ended              Ended            Ended
                                                                 9/30/98              9/30/97            9/30/98          9/30/97
                                                             ----------------     ----------------   ----------------- -------------
                                                               [Unaudited]          [Unaudited]        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $             (12)   $            (450) $           (2,381) $     (2,808)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
                                                             ----------------     ----------------   -----------------  ------------
      Increase/(Decrease) in loans from shareholders'                     12                  450               2,381         2,808
      Net Cash Used For Operating Activities                               0                    0                   0             0
                                                             ================     ================   =================  ============

Cash Flows Provided by Financing Activities                                0                    0                   0             0
---------------------------------------------------------    ----------------     ----------------   -----------------  ------------
      Net Increase in Cash                                                 0                    0                   0             0

      Beginning Cash Balance                                               0                    0                   0             0
                                                             ----------------     ----------------   -----------------  ------------
      Ending Cash Balance                                                  0                    0                   0             0
                                                             ================     ================   =================  ============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date:  11-12-98                   By/S/ Jeff D. Jenson
                                  Jeffrey D. Jenson, Director and President



Date:  11-12-98                   By/S/  Nick Lovato
                                  Nick Lovato, Director and Vice President