Form 10KSB
period 1998-12-31
NATIONAL AIR CORP
filed 1999-03-29
CIK 768216

U. S. Securities and Exchange Commission



                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 1998
                                -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                  to
                                  -------------    -------------

                          Commission File No. 2-97869-D
                                   -----------

                            NATIONAL AIR CORPORATION
                                  -------------
                 (Name of Small Business Issuer in its Charter)

                  NEVADA                            87-0565948
                  ----                              ----------
        (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
         incorporation or organization)

                            5525 South 900 East #110 Salt Lake City, UT 84117
                           ---------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844

                                 NOT APPLICABLE
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.

Name of Each Exchange on Which Registered:  NASD.

Securities Registered under Section 12(g) of the Exchange Act:
                                $0.001 par value common stock
                                        Title of Class

        Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X       No             (2)   Yes  X    No
               ---         --           --         ---

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State Issuer's revenues for its most recent fiscal year:
               March 31, 1998- $0

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

        March 5, 1999 - $272.10. There are approximately 272,505 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                         (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                                 DURING THE PAST FIVE YEARS)

        None; Not applicable.

                            (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                                    March 5, 1999
                                common - 737,505
                              Class A preferred - 0
                              Class B preferred - 0


                             DOCUMENTS INCORPORATED BY REFERENCE

        A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                             ---        ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

        Organization and Charter Amendments.
        -----------------------------------

        National Air Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 9, 1985. It had an initial authorized capital of $20,000 divided into 20,000,000 shares $.001 par value common stock.

        On September 26, 1985, the Company amended its Articles of Incorporation to add 1,000,000 shares of Class A Preferred Stock and Class B Preferred Stock of $0.25 and $0.10 par value per share, respectively.

        On July 14, 1996, the Board of Directors of the Company unanimously resolved to opt out of the provisions of Sections 78.378 to 78.3793, Nevada Revised Statutes, which relates to "control share acquisitions".

        On July 14, 1996, the Board of Directors of the Company resolved to reverse split the Company's common stock on a basis of one for twenty (1 for 20), effective July 31, 1996. Retaining the authorized capital and par value, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company. Fractional shares were rounded to the nearest whole share. All Computations herein take into account these reverse splits.

        Public Offering.
        ---------------

        Commencing in February 1985, and pursuant to an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"), and the securities laws of the State of Nevada, the Company publicly offered and sold Units consisting of common stock and common stock purchase warrants entitling the holder to purchase additional common stock. The Offering Circular is attached herein by this reference. See the Exhibit Index, Part III.

        Material Changes of Control Since Inception and Related Business History
        ------------------------------------------------------------------------
        Effective on April 19, 1995, Jeffrey D. Jenson was the sole Officer and Director of the Company. Nick and Kirsten Lovato were appointed to the Board of Directors on May 4, 1966.

        Following the reverse split of the Company's outstanding common stock in 1996, the current Board of Directors and Majority Shareholder, as a group, control 62% of the outstanding voting securities of the Company. See the caption "Sale of Unregistered and Restricted Securities" during the Past Three Years below.

Sales of "Unregistered" & "Restricted" Securities Over The Past Three Years.
----------------------------------------------------------------------------

Name and Address             Date           Number of Shares            Consideration
----------------             -------         ---------------            -------------
Jenson Services(1)(2)        10/26/96       400,000                     $2,557.25
5525 S. 900 E. #110
Salt Lake City, UT

        (1) See Part II, Item 10 and Item 11, for information regarding executive compensation and stock ownership.

        (2) On October 26, 1996, the Board of Directors issued Jenson Services, Inc. 400,000 shares for $2,557.25 of expenses paid on behalf of the Company.

        History of Operations.
        ----------------------

        The Company ceased business operations in 1992 after failing to be successful in the air transportation services. For more information see the Company's registration statement on Form 10- SB, incorporated herein by this reference. See the Exhibit Index, Part III.

Business.
---------

        Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations since 1992. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business operations, management anticipates that any such acquisition would require it to issue shares of its common or preferred stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

        The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

        Although the Company has not entered into any agreements with any other entity with respect to any potential merger or acquisition transaction, management has reviewed the business plan for Axicom Communications Group, Inc., a U.S.-based international telecommunications company. However, management does not believe that any transaction with Axicom to be any more likely than with another company.

        In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

        Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

        Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

        Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

        The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

        Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

        Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
--------------------------------

        The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

        Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
-------------------------------------------------------.

        None; not applicable.

Competitive Business Conditions.
--------------------------------

        Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
-----------

        None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

        None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts.
------------------------------

        None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------

        Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
---------

        The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

        The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

        None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

        None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------
        None.

Item 2.  Description of Property.
         ------------------------

        Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

        The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the ten previous calendar years.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

        Although the Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "NTLA"; however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

        The number of record holders of the Company's common stock as of the date of this Report is approximately 80.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

        The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

        During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be the Company expects to pay from its cash resources. As of March 15, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

        Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations or since 1992.

        At December 31, 1998, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

        During the fiscal year ended December 31, 1998, the Company had a net loss of ($2,158), due to general and administrative expenses. This compares to a net loss of ($3,487), also attributable to general and administrative expenses during the fiscal year ended December 31, 1997. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended December 31, 1998, and 1997, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $2,158 and $3,487, respectively. The unsecured loan bears no interest and is due on demand.

     The Company has no assets and total liabilities of $7,764 for the year ended December 31, 1998.

Item 7.  Financial Statements.
         ---------------------

        Financial Statements for the year ended
        December 31, 1998

        Independent Auditors' Report

        Balance Sheet - December 31, 1998

        Statements of Operations for the years ended
        December 31, 1998 and 1997

        Statements of Stockholders' Deficit for the years ended December 31, 1998 and 1997

        Statements of Cash Flows for the years ended
        December 31, 1998 and 1997

        Notes to the Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure.
---------------------

        There have been no changes in the Company's principal independent accountant in the past two calendar years or as of the date of this Report.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

        Not Applicable.

Identification of Directors and Executive Officers
--------------------------------------------------

        The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                             Date of               Date of
Positions                    Election or           Termination
Name                         Held                  Designation    or Resignation
----                          ----                  ----------     -------------

Jeffrey D. Jenson            President             4/95               *
                             Director

Nick Lovato                  Vice President        5/96               *
                             Director

Kirsten Lovato               Secretary/            5/96               *
                             Treasurer
                             Director

     * These persons presently serve in the capacities indicated.

Business Experience.
-------------------

        <COPY RESUMES.

Significant Employees.
----------------------

        The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

        There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

        Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        No reports required to be filed during the preceding two calendar years which were required to be filed by directors of executive officers of the Company have not been timely filed.

Item 10. Executive Compensation.
         -----------------------

        The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


(a)            (b)       (c)       (d)     (e)            (f)           (g)      (h)     (i)
Name and       Years or                    Other          Restricted    Option/  LTIP    All
Principal      Periods   $         $       Annual         Stock         SAR's    Payouts Other
Position       Ended     Salary    Bonus   Compenstion($) Awards ($)    ($)      ($)     Comp-
                                                                                         ensation
Jeff D.
Jenson,        12/31/98      0        0        0            0             0       0      0
President      12/31/97      0        0        0            0             0       0      0
Director       12/31/96      0        0        0            0             0       0      0

Nick Lovato
Vice President 12/31/98      0        0        0            0             0       0      0
Director       12/31/97      0        0        0            0             0       0      0
               12/31/96      0        0        0            0             0       0      0

Kirsten
Lovato         12/31/98      0        0        0            0             0       0      0
Secretary,     12/31/97      0        0        0            0             0       0      0
Treasurer      12/31/96      0        0        0            0             0       0      0


        No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, or 1996, or the period ending on the date of this Report.

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

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

        There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

        The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 737,505 shares of common stock being outstanding.


                             Number of Shares      Percentage
Name and Address             Beneficially Owned    of Class (1)
----------------             --------------        --------

Jenson Services              442,500*               59.9%
5525 S. 900 E. #110
Salt Lake City, UT 84117

Jeff D. Jenson                 12,500                1.8%
5525 S. 900 E. Suite 110
Salt Lake City, UT 84117
                             ------                ----
                             455,000                61.7%


     *Jeff D. Jenson may be deemed a beneficial owner of these shares due to his current position as Vice-President and Director of Jenson Services, Inc. (Distribution of ownership: Jeff D. Jenson and Duane S. Jenson, 50% each).

Security Ownership of Management.
--------------------------------

        The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:


                             Number of                     Percentage of
Name and Address        Shares Beneficially Owned            of Class *
----------------        -------------------------              -----
Jenson Services              442,500*                       59.9%
5525 S. 900 E. #110
Salt Lake City, UT 84117

Jeff D. Jenson                 12,500                        1.6%
5525 S. 900 E. Suite 110
Salt Lake City, UT 84117

Nick Lovato                         0                          0
8667 S. Snow Mtn. Dr.
Sandy, UT 84093

Kirsten Lovato                      0                          0
8667 S. Snow Mtn. Dr.
Sandy, UT 84093
                              ---------                     ------

All directors and executive
officers as a group            455,000                       61.7%
(3 persons)

     *Jeff D. Jenson may be deemed a beneficial owner of these shares due to his current position as Vice-President and Director of Jenson Services, Inc. (Distribution of ownership: Jeff D. Jenson and Duane S. Jenson, 50% each).

Changes in Control.
-------------------

        There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

        For a description of transactionss between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities"of Item I.

Item 13. Exhibits and Reports on Form 8-K.
---------------------------------

Reports on Form 8-K
-------------------

        None: Not Applicable.


Exhibit
Number                                      Description*
-------                      ------------
  27                         Financial Data Schedule

Documents Incorporated by Reference
----------------------------------------------------
        *Registration Statement on Form 10, as amended, dated 2-12-98


        *These documents are incorporated herein by this reference and have been previously filed with the Securities and Exchange Commission.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NATIONAL AIR CORPORATION, INC.

Date:                       ________________________
                            Jeffrey D. Jenson
                            President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                           NATIONAL AIR CORPORATION, INC.

Date: 3/26/99              /S/ JEFFREY D. JENSON
                           Jeffrey D. Jenson
                           President and Director


Date: 3/26/99              /S/ NICK LOVATO
                           Nick Lovato
                           Vice President and Director


Date: 3/26/99              /S/ KIRSTEN LOVATO
                           Kirsten Lovato
                           Secretary/Treasurer and Director

                                   NATIONAL AIR CORPORATION

                                     FINANCIAL STATEMENTS

                                      December 31, 1998

                             [WITH INDEPENDENT AUDITORS' REPORT]

                            NATIONAL AIR CORPORATION



                                TABLE OF CONTENTS



                                                              Page

        Independent Auditors' Report. . . . . . . . . . . . .  1


        Balance Sheet - December 31, 1998 . . . . . . . . . .  2


        Statements of Operations for the
        years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  3


        Statements of Stockholders' Deficit for
        the years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  4


        Statements of Cash Flows for the
        years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  5


        Notes to Financial Statements . . . . . . . . . . . . 6-8

Independent Auditors' Report


The Board of Directors and Shareholders
National Air Corporation:


We have audited the accompanying balance sheet of National Air Corporation as of December 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Air Corporation as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and December 31, 1997 in conformity with generally accepted accounting principles.

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


                                                MANTYLA, McREYNOLDS & ASSOCIATES
Salt Lake City, Utah
January 29, 1999




                                   NATIONAL AIR CORPORATION
                                         Balance Sheet
                                       December 31, 1998





                                            ASSETS
Assets ...........................................................   $    -0-

                      Total Assets ...............................   $    -0-





                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

        Current liabilities:
        Payable to Stockholders ..................................   $  7,764
                                                                         ---
               Total Liabilities .................................      7,764

Stockholders' Deficit:  - Note 4
        Preferred stock -- Note 6
         Class A, $.25 par value; authorized
          1,000,000 shares; 0 issued
         Class B, $.10 par value; authorized
          1,000,000 shares; 0 issued
        Common stock, $.001 par value;
         authorized 20,000,000 shares; issued
         and outstanding 737,505 shares ..........................        738
        Additional paid in capital ...............................     57,469
        Accumulated deficit ......................................    (65,971)
                                                                     --------
               Total Stockholders' Deficit .......................     (7,764)


                      Total Liabilities and
                        Stockholders Deficit .....................   $    -0-







                        See accompanying notes to financial statements




                            NATIONAL AIR CORPORATION
                            Statements of Operations
           For the Years Ended December 31, 1998 and December 31, 1997






                                                               1998         1997
                                                               ----         ----

Revenue:
        Revenues from operations                           $    -0-    $     -0-
                                                            ---------   ----------

               Total Revenue                                    -0-          -0-


General and Administrative Expenses                           2,158        3,387
                                                            ---------   ----------

               Net Income Before Taxes                       (2,158)      (3,387)

               Income/franchise taxes                           -0-          100

               Net income                                 $  (2,158)   $  (3,487)
                                                           ==========   ==========


Loss per share                                            $    (.01)   $   (.01)
                                                           ==========   ==========


Weighted Average Shares Outstanding                           737,505      737,505
                                                          ===========   ==========














                 See accompanying notes to financial statements




                            NATIONAL AIR CORPORATION
                       Statements of Stockholders' Deficit
           For the Years Ended December 31, 1998 and December 31, 1997









                                                              Additional                      Net
                                        Common     Common      Paid in   Accumulated      Stockholders'
                                        Shares      Stock      Capital    Deficit           Deficit
Balance, December 31, 1995 ........    6,750,000    $ 6,750    $48,900   $(55,650)        $    -0-

Reverse split (20 for 1 share)
 July 31, 1996 ....................   (6,412,495)    (6,412)     6,412                         -0-

Issued 400,000 shares of common
 stock to stockholder for expenses,
 October 28, 1996 .................      400,000        400      2,157                       2,557

Net loss for the year ended
 December 31, 1996 ................                                        (4,676)          (4,676)
                                         -------    -------   --------    -------           -------
Balance, December 31, 1996 ........      737,505        738     57,469    (60,326)          (2,119)


Net loss for the year ended
 December 31, 1997 ................                                        (3,487)          (3,487)
                                         -------    -------   --------    -------           -------
Balance, December 31, 1997 ........      737,505        738     57,469    (63,813)          (5,606)


Net loss for the year ended
 December 31, 1998 ................                                        (2,158)          (2,158)
                                         -------    -------   --------    -------           -------
Balance, December 31, 1998 ........      737,505    $   738    $57,469   $(65,971)         $(7,764)
                                         =======    =======   ========    =======           =======








                 See accompanying notes to financial statements




                            NATIONAL AIR CORPORATION
                            Statements of Cash Flows
           For the Years Ended December 31, 1998 and December 31, 1997





                                                                      1998      1997
                                                                      ----      ----

Cash Flows Provide by/(Used for)
  Operating Activities:
Net Loss .......................................                $   (2,158)  $ (3,487)
Adjustments to reconcile net income
 to net cash used for operating
 activities:

        Decrease in accrued liabilities ........                      (275)       275

         Expenses paid on behalf
          of company by a
          stockholder ..........................                     2,433      3,212
                                                                ----------   --------


Net Cash Used for Operating
 Activities ....................................                       -0-        -0-

Net Increase in cash ...........................                       -0-        -0-

Beginning Cash .................................                       -0-        -0-

Ending Cash ....................................                $      -0-   $    -0-
                                                                ==========   ========



Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
 Interest ......................................                $      -0-   $    -0-
                                                                ==========   ========

 Taxes .........................................                $      -0-   $    -0-
                                                                ==========   ========



                        See accompanying notes to financial statements

                                   NATIONAL AIR CORPORATION
                                Notes to Financial Statements
                                      December 31, 1998


Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               National Air Corporation [Company] incorporated under the laws of the State of Nevada on January 9, 1985. The Company was dormant for several years but was revived March 1, 1997

               The Company was originally organized to engage in any lawful activity. The Company entered the business of providing air transportation services on a lease and/or charter basis, but was unsuccessful in the endeavor.


               (b) Income Taxes

               Effective  April 1, 1993,  the Company  adopted the provisions of
               Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1998 is $0 due to the valuation allowance established as described below.


               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.


               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at December 31, 1998.

Note 1         Organization and Summary of Significant Accounting Policies
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2         Liquidity

               The Company has accumulated losses through December 31, 1998 amounting to $65,971, has no assets, has negative working capital at December 31, 1998, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  Income Taxes

               The Company adopted Statement No. 109 as of April 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Note 3  Income Taxes [continued]

               Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Note 4  Common of Stock

               On July 14, 1996, the Board of Directors resolved to effect a 20 for one reverse split of the 6,750,000, then outstanding, securities of the Company, while retaining the authorized capital and par value, and making appropriate adjustments in the stated capital and additional paid-in-capital accounts. Fractional shares were to be rounded to the nearest whole share. The effective date of the reverse split was the close of business, July 31, 1996.

               On October 26, 1996 the Company issued 400,000 post reverse-split shares of common stock to a stockholder for expenses incurred on behalf of the company.


Note 5         Stockholder Loan

               A stockholder has paid expenses on behalf of the Company in the amount of $2,432 during the year ended December 31, 1998 and $3,212 during the year ended December 31, 1997. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.


Note 6         Preferred Stock

               The Articles of Incorporation authorize the issuance of Class A and Class B Preferred stock. At the option of the Directors of the Company, the classes of shares have various redemption, dividend participation, and conversion features. No shares have been issued as of December 31, 1998.