Form 10-Q
period 1999-03-31
NATIONAL AIR CORP
filed 1999-05-14
CIK 768216

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

                                  March 31, 1999
                              Common Voting Stock
                                     737,505

                                 March 31, 1999
                              Preferred - Class A
                                      -0-

                                 March 31, 1999
                              Preferred - Class B
                                     -0-



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


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1999, or since approximately 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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


                            NATIONAL AIR CORPORATION
                                 BALANCE SHEETS
                                 March 31, 1999

                                                                      3/31/99
                                                                  ----------------
                                                                     [Unaudited]
ASSETS

     TOTAL ASSETS                                               $               0
                                                                  ================

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

      Loans from Stockholders                                   $           9,307
                                                                  ----------------
          Total Liabilities                                                 9,307
                                                                  ----------------



STOCKHOLDERS' DEFICIT
     Preferrec stock
       Class A, $.25 par value; authorized
       1,000,000 shares; 0 issued
       Class B, $.10 par value; authorized
       1,000,000 shares; 0 isssued
     Common Stock, $.001 par value;
       authorized 20,000,000 shares; issued
       and outstanding 737,505 shares                                         738
       Additional paid-in capital                                          57,469
       Accumulated Deficit                                                (67,514)
                                                                  ----------------
          Total Stockholder's Deficit                                      (9,307)

                                                                  ----------------
          Total Liabilities and
            Stockholders Defecit                                $               0
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


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 1999 and 1998

                                             Three Months          Three Months
                                                 Ended                 Ended
                                               3/31/99                3/31/98
                                          -------------------   -------------------
                                              [Unaudited]           [Unaudited]
REVENUE
      Income                             $                  0  $                  0
                                          -------------------   -------------------
NET REVENUE                                                 0                     0

OPERATING EXPENSES                                      1,543                 1,029
                                          -------------------   -------------------
TOTAL OPERATING EXPENSES                                1,543                 1,029

                                          -------------------   -------------------
NET INCOME/(LOSS)                        $             (1,543) $             (1,029)
                                          ===================   ===================
NET LOSS PER SHARE                       $             (0.01)                 (0.01)
                                          ===================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         737,505               737,505
                                          ===================   ===================


                            NATIONAL AIR CORPORATION
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1999 and 1998

                                                              Three Months         Three Months
                                                                  Ended                Ended
                                                                 3/31/99              3/31/98
                                                             ----------------     ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                 $          (1,543)   $          (1,029)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase/(Decrease) in loans from shareholder                        1,543                1,029
                                                             ----------------     ----------------
      Net Cash Used For Operating Activities                               0                    0
                                                             ================     ================

Cash Flows Provided by Financing Activities                                0                    0
---------------------------------------------------------    ----------------     ----------------
     Net Increase In Cash                                                  0                    0

     Beginning Cash Balance                                                0                    0

     Ending Cash Balance                                                   0                    0
                                                             ================     ================


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL AIR CORPORATION



Date: 5/13/99                     /S/ JEFF D. JENSON
                                  Jeffrey D. Jenson, Director and President



Date: 5/13/99                     /S/ NICK LOVATO
                                  Nick Lovato, Director and Vice President



Date: 5/13/99                     /S/ KIRSTEN LOVATO
                                  Kirsten Lovato, Director, Secretary/TR