Form 10-Q
period 1999-06-30
BERENS INDUSTRIES INC
filed 1999-08-23
CIK 768216

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
________________________________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 0-22711

                  Nevada                               87-05065948
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


701 N. Post Oak Road, Suite 350, Houston, Texas              77024
   (Address of Principal Executive Office)                 (Zip Code)

                                 (713) 682-7400
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of June 30, 1999 registrant had 4,500,000 shares of Common Stock outstanding.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                            BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                   __________

                                  (UNAUDITED)


                                                  JUNE 30,    DECEMBER 31,
                                                    1999         1998
ASSETS                                           (UNAUDITED)     NOTE
------                                          ------------  ------------

Current assets:
  Cash and cash equivalents                         $ 98,379    $     --
                                                    --------    --------

    Total current assets                              98,379          --

Property and equipment, net of accumulated
  depreciation of $1,457 at June 30, 1999             27,683          --
                                                    --------    --------

      Total assets                                  $126,062    $     --
                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Federal withholding tax payable                  $  10,560    $     --
  Due to stockholders                                     --       7,764
                                                   ---------    --------

    Total current liabilities                         10,560       7,764
                                                   ---------    --------

Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 20,000,000
    shares authorized, 4,500,000 and 737,505
    shares issued and outstanding at June 30,
    1999 and December 31, 1998, respectively           4,500         738
  Additional paid-in capital                         256,500      57,469
  Losses accumulated during the development
    stage                                           (145,498)    (65,971)
                                                   ---------    --------

    Total stockholders' equity                       115,502      (7,764)
                                                   ---------    --------

      Total liabilities and stockholders'
        equity                                     $ 126,062    $     --
                                                   =========    ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                            BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
                 THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                 TO JUNE 30, 1999
                                   __________

                                  (UNAUDITED)


                                         THREE MONTHS
                                             ENDED       INCEPTION TO
                                           JUNE 30,        JUNE 30,
                                             1999            1999
                                         -------------   -------------

Costs and expenses:
  Salaries and wages                       $   52,597      $   52,597
  Stock compensation to consultants            60,000          60,000
  Legal and consulting fees                    28,500          28,500
  Depreciation expense                          1,457           1,457
  Other                                         2,944           2,944
                                           ----------      ----------
Net loss                                   $ (145,498)     $ (145,498)
                                           ==========      ==========
Basic and dilutive net loss per
  common share                                 $(0.11)         $(0.14)
                                           ==========      ==========
Weighted average shares outstanding         1,364,583       1,049,314
                                           ==========      ==========



                            See accompanying notes.

                            BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                TO JUNE 30, 1999
                                   __________

                                  (UNAUDITED)


                                                                        LOSSES
                                                                     ACCUMULATED
                                     COMMON STOCK      ADDITIONAL     DURING THE
                                 -------------------     PAID-IN     DEVELOMENT
                                  SHARES     AMOUNT      CAPITAL        STAGE          TOTAL
                                 ---------   -------   -----------   ------------   ------------
Balance at inception,
  February 26, 1999                      -   $   -     $     -       $     -        $     -

Net proceeds from an
  initial capitalization         2,900,000     2,900      198,100              -        201,000

Recapitalization effective
  June 15, 1999                    737,505       738         (738)             -              -

Common stock issued as
  compensation for services
  to consultants                   862,495       862       59,138              -         60,000

Net loss                                 -         -            -       (145,498)      (145,498)
                                 ---------   -------   ----------    -----------    -----------
Balance at June 30, 1999         4,500,000    $4,500     $256,500      $(145,498)     $ 115,502
                                 =========   =======   ==========    ===========    ===========




                            See accompanying notes.

                            BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
                 THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                TO JUNE 30, 1999
                                   __________

                                  (UNAUDITED)

                                                 THREE MONTHS
                                                     ENDED       INCEPTION TO
                                                   JUNE 30,        JUNE 30,
                                                     1999            1999
                                                 -------------   -------------

Cash flows from operating activities:
  Net loss                                          $(145,498)      $(145,498)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                       1,457           1,457
    Common stock issued as compensation for
      services to consultants                          60,000          60,000
    Changes in operating assets and
      liabilities:
    Increase in federal withholding
        tax payable                                    10,560          10,560
                                                    ---------       ---------
        Net cash used in operating
          activities                                  (73,481)        (73,481)
                                                    ---------       ---------
Cash flows from investing activities:
 Purchase of computers and equipment                  (29,140)        (29,140)
                                                    ---------       ---------
        Net cash used in investing
          activities                                  (29,140)        (29,140)
                                                    ---------       ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                  200,000         201,000
                                                    ---------       ---------
        Net cash provided by financing
          activities                                  200,000         201,000
                                                    ---------       ---------
Net increase in cash and cash equivalents              97,379          98,379

Cash and cash equivalents at beginning
  of period                                             1,000               -
                                                    ---------       ---------
Cash and cash equivalents at end of
  period                                            $  98,379       $  98,379
                                                    =========       =========

                            See accompanying notes.

                            BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1998, as reported in the Form 10-KSB, have been omitted.

2. GENERAL

   Effective June 15, 1999, National Air Corporation acquired BerensGallery.com (together the "Company") in a recapitalization transaction accounted for similar to a reverse acquisition (see Note 2). BerensGallery.com is currently involved in the development of an online auction site for sale of exclusive paintings and other art works. The Company is a development stage enterprise because since its inception, substantially all its efforts have been devoted to Web site development and fund raising activities.

3. RECAPITALIZATION

   Effective June 15, 1999 National Air Corporation was acquired by BerensGallery.com in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by National Air Corporation for BerensGallery.com, Inc.'s net monetary assets, accompanied by a recapitalization. Since this transaction is in substance, a recapitalization of BerensGallery.com and not a business combination, proforma information is not presented. The balance sheet of National Air Corporation is presented as of December 31, 1998 in the accompanying financial statements because it is the legal reporting entity. However, December 31, 1998 is prior to the inception of BerensGallery.com.

4. COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

5. ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6. INCOME TAX

   The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

7. SUBSEQUENT EVENTS

   In July 1999, the Company's stockholders approved 1) a change in the name of the Company from National Air Corporation to Berens Industries, Inc.; 2) a change in the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 shares; and 3) a change in the number of authorized shares of the Company's preferred stock from 1,000,000 Class A, par value $0.25 and 1,000,000 Class B, par value $0.10 to 10,000,000, par value $0.001.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Some of the statements contained in this Form 10-QSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     . the success or failure of management's efforts to implement their business strategy;

     . the Company's ability to raise sufficient capital to meet operating requirements;

     .    the Company's ability to compete with major established companies;

     . the Company's ability to retain an active user base, to attract new users who list items for sale and who complete transactions through the Company's service and to maintain customer satisfaction;

     . the Company's ability to keep its web site operational and to manage the number of items listed on its service;

     . federal, state or local government regulation, including investigations prompted by items improperly listed or sold by its users;

     . the introduction of new sites, services and products by the Company or its competitors;

     . volume, size, timing and completion rate of trades on the Company's web site;

     .    seasonal effects on revenue in the Company's online service;

     .    the success of the Company's brand building and marketing campaigns;

     . the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the Company;

     . the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth;

     . the Company's ability to attract new personnel in a timely and effective manner;

     .    the Company's ability to retain key employees in its online business;

     . the timing, cost and availability of advertising in traditional media and on other websites and online services;

     .    consumer trends and popularity of the artwork sold at auction;

     .    the level of use of the Internet and online services;

     . increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on the Company's web site;

     . consumer confidence in the security of transactions on the Company's web site; and

     . general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

GENERAL

     National Air Corporation ("Company") was incorporated under the laws of the State of Nevada on January 9, 1985. On June 15, 1999, the Company entered into a Reorganization Agreement with Berensgallery.com, Inc., a Nevada Corporation ("Berens Gallery"), whereby Berens Gallery became a wholly-owned subsidiary of the Company (See "Recent Developments"). On August 2, 1999, the Company filed its Restated Articles of Amendment, thereby changing its name to Berens Industries, Inc. Hereinafter, any reference to the Company includes its subsidiary Berens Gallery.

     The Company is developing a web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as art, antiques, coins, collectibles, memorabilia, stamps and toys. The Company plans to operate through its web site at www.berensgallery.com and intends to permit sellers to list items for sale, buyers to bid on items of interest and all users to browse through listed items in a fully automated, topically arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week.

     The Company has a limited operating history on which to base an evaluation of our business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. The Company will encounter various risks in implementing and executing our business strategy. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

     From the inception of its operations through June 30, 1999, the Company has utilized funds obtained primarily through private placements to develop its web site. The Company has not generated any revenues and has incurred net losses totaling approximately $145,498 from inception of operations through June 30, 1999.

     The Company is currently seeking short-term and long-term debt or equity financing sufficient to fund projected working capital and web site development and marketing needs. However, there is no assurance that the Company will be successful in raising funds, or that the amount and terms of any financing will be acceptable. Failure to obtain sufficient funding will adversely impact the Company's financial position.

     Recent Developments

     Effective June 15, 1999, the Company acquired all of the issued and outstanding shares of capital stock of

Berensgallery.com, Inc., a Nevada corporation ("Subsidiary"). In connection with such acquisition, the Company issued an aggregate of 2,900,000 shares of authorized but unissued common stock, $0.001 par value, to the shareholders of Subsidiary ("Shareholders"). The Shareholders exchanged an aggregate of 2,900,000 shares of Subsidiary common stock for the 2,900,000 shares of Company common stock. Currently therewith, the Company issued 862,495 shares of common stock to certain consultants, for services rendered pursuant to Regulation D of the Securities Act of 1933. On August 2, 1999, the Company filed its Restated Articles of Incorporation changing its name to Berens Industries, Inc.

PLAN OF OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 1999 with the development of its web site. Additional capital will be necessary to expand operations or continue current operations. In the event that no cash from operations is received, the Company anticipates that its cash balance as of June 30, 1999 of $98,379 will provide sufficient working capital for approximately four months or until October 1999. As a result, the Company estimates that it will require additional proceeds of at least $50,000 to fund planned operations through December 31, 1999. The Company's estimates are based on monthly expenditures of approximately $25,000, although unexpected expenses may limit the period of time within which the Company's current cash balance may be utilized.

     The Company has financed its growth primarily from the sale of common stock. From the inception of its current operations, it has received $200,000 from the sale of its common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-party lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its web site and derive revenues therefrom, the Company will continue to use cash obtained from outside sources for its operations and development of its business.

     In the future, the Company may be required to seek debt or equity financing (public or private), curtail operations, sell assets, or otherwise bring cash flows in balance if it approaches a condition of cash insufficiency. The Company anticipates a need for additional capital, but has no specific commitments with respect thereto. There is no assurance that the Company will be successful in any such effort.

     Cash Flow Used in Operating Activities. Net cash used in operating activities was $73,481 for the three months ended June 30, 1999. The expenditures were in connection with the Company's initial development of its web site and the hiring of personnel.

     Cash Flow Used in Investing Activities. Net cash used in investing activities for the three months ended June 30, 1999, was $29,140. This net cash used represents the purchase of computers and equipment necessary to begin operations.

     Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the three months ended June 30, 1999, was $200,000, as a result of the sale of common stock.

YEAR 2000 COMPLIANCE

     The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

     In assessing the effect of the Year 2000 Problem, management determined that there existed two general areas that needed to be evaluated:

     .    Internal infrastructure and
     .    Supplier/third-party relationships.

     A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below.

     INTERNAL INFRASTRUCTURE.

     The Company is in the process of verifying that all of its personal computers and software are Year 2000 compliant. The Company is in the process of replacing or upgrading all items that have been found not to be Year 2000 compliant. The Company intends to determine if the software vendors of all of our critical applications have represented that their products are Year 2000 compliant. The costs related to these efforts have not been determined.

     SUPPLIERS/THIRD-PARTY RELATIONSHIPS.

     The Company relies on its outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The Company does not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. The Company has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business.

     CONTINGENCY PLANS.

     The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. However, if it deems necessary, the Company may take the following actions:

     .    Accelerated replacement of affected equipment or software;
     .    Short to medium-term use of backup equipment and software;
     .    Increased work hours for Company personnel;
     .    Other similar approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business.

     Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify and resolve all Year 2000 Problems that could materially adversely affect its business and operations.


                                    PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1,3 and 5 are omitted.

ITEM 2.   CHANGES IN SECURITIES

     The following information sets forth certain information, as of August 19, 1999, for all securities the Company sold since March 31, 1998, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In August 1999, the Company issued warrants to purchase an aggregate of 56,750 shares of Company common stock at an exercise price of $0.01 per share to two officers and one director of the Company for services rendered. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act, as the officers and the director were accredited investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On July 11, 1999, the board of directors of the Company and the majority shareholders voted to take action without a meeting by written consent.

     (b)  None; not applicable.

     (c) The board of directors and a majority of the shareholders voted in favor of (1) changing the name of the Corporation from "National Air Corporation" to "Berens Industries, Inc."; (2) increasing the number of authorized shares of Company common stock from 20,000,000, par value $.001 to 50,000,000, par value $.001; and (3) increasing the number of authorized shares of Company preferred stock from 1,000,000 Class A, par value $.25 and 1,000,000 Class B, par value $.10 to 10,000,000, par value $.001. The board voted unanimously in favor of the amendments to the Company's articles of incorporation, and of the 4,500,000 shares of the Company's common stock currently outstanding, 2,700,000 shares approved the action by written consent to amend and restate the Company's Articles of Incorporation.

     (d) None; not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of this Form 10-QSB:


     EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

          Exhibit 3.1/(1)/ Restated Articles of Incorporation of National Air Corporation

          Exhibit 3.2/(2)/  Bylaws of National Air Corporation

          Exhibit 3.3/(2)/  Common Stock Certificate

(1)  Filed herewith.
(2)  Filed previously on registration statement Form 10-SB SEC File No.0-22711.

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K file number 0-22711, dated June 30, 1999, describing the Company's reorganization as discussed above in Item 2 -- "Recent Developments."

                                   SIGNATURES


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                         Berens Industries, Inc.


Date:  August 23, 1999                   /s/ Marc I. Berens
                                         ---------------------------------------
                                         Marc I. Berens, Chief Executive Officer