Form 10QSB
period 1999-09-30
BERENS INDUSTRIES INC
filed 1999-11-15
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                             BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  0-22711

            Nevada                                        87-05065948
            ------                                        -----------
(State  or  Other  Jurisdiction of               (I.R.S. Employer Identification
No.)
     Incorporation  or  Organization)

701  N.  Post  Oak  Road,  Suite  350,  Houston,  Texas                  77024
                                                                        ------
(Address  of  Principal  Executive  Office)                    (Zip  Code)

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

Yes  [X]  No  [  ]

As of September 30, 1999 registrant had 4,500,000 shares of Common Stock outstanding.

                                    PART  I

ITEM  1.   FINANCIAL  STATEMENTS

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                -----------------


                                                     Page
                                                     ----
Consolidated Financial Statements:

  Consolidated Balance Sheet as of September 30,
    1999 and December 31, 1998                          1

  Consolidated Statement of Operations for the
    three months ended September 30, 1999 and for
    the period from inception, February 26, 1999,
    to September 30, 1999                               2

  Consolidated Statement of Stockholders' Equity
    for the period from inception, February 26,
    1999, to September 30, 1999                         3

  Consolidated Statement of Cash Flows for the
    period from inception, February 26, 1999,
    to September 30, 1999                               4

Selected Notes to Consolidated Financial Statements     5


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                               ------------------
                                   (UNAUDITED)


                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1999         1998
     ASSETS                                     (UNAUDITED)      NOTE
---------------------------------------------  --------------  ---------
Current assets:
  Receivables from affiliates                  $      39,651   $      -
  Prepaid license fee                                 11,000          -
                                               --------------  ---------

    Total current assets                              50,651          -

Property and equipment, net of accum-
  ulated depreciation of $764 at
  September 30, 1999                                   6,876          -
                                               --------------  ---------

      Total assets                             $      57,527   $      -
                                               ==============  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

Current liabilities:
  Book overdraft                               $       5,497   $      -
  Accounts payable                                    25,269          -
  Federal withholding tax payable                      9,932          -
  Due to stockholders                                      -      7,764
                                               --------------  ---------

    Total current liabilities                         40,698      7,764
                                               --------------  ---------

Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 20,000,000
    shares authorized, 4,500,000 and 737,505
    shares issued and outstanding at
    September 30, 1999 and December 31, 1998,
    respectively                                       4,500        738
  Additional paid-in capital                         323,250     57,469
  Losses accumulated during the development
    stage                                           (310,921)   (65,971)
                                               --------------  ---------

    Total stockholders' equity                        16,829     (7,764)
                                               --------------  ---------

      Total liabilities and stockholders'
        equity                                 $      57,527   $      -
                                               ==============  =========

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                  THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO SEPTEMBER 30, 1999
                              ---------------------
                                   (UNAUDITED)



                                        THREE MONTHS
                                            ENDED      INCEPTION TO
                                        SEPTEMBER 30,  SEPTEMBER 30,
                                            1999           1999
                                       ---------------  -----------
Costs and expenses:
  Salaries and wages                   $       74,562   $  127,159
  Stock and option based compensation
    to consultants                             36,750       96,750
  Legal and consulting fees                    28,500       28,500
  Depreciation expense                            382        1,839
  Other                                        25,229       56,673
                                       ---------------  -----------

Net loss                               $     (165,423)  $ (310,921)
                                       ===============  ===========

Basic and dilutive net loss per
  common share                         $        (0.04)  $    (0.14)
                                       ===============  ===========

Weighted average shares outstanding         4,500,000    2,199,542
                                       ===============  ===========

                             See accompanying notes.

                                 BERENS INDUSTRIES, INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                  TO SEPTEMBER 30, 1999
                                  ---------------------
                                       (UNAUDITED)



                                                                     LOSSES
                                                                  ACCUMULATED
                                   COMMON STOCK        ADDITIONAL  DURING THE
                             ------------------------   PAID-IN   DEVELOPMENT
                               SHARES       AMOUNT      CAPITAL      STAGE      TOTAL
                             ----------  ------------  ---------  ----------  ----------
Balance at inception,
  February 26, 1999                   -  $          -  $      -   $       -   $       -

Net proceeds from an ini-
  tial capitalization         2,900,000         2,900   198,100           -     201,000

Recapitalization effective
  June 15, 1999                 737,505           738      (738)          -           -

Common stock issued as com-
  pensation to consultants      862,495           862    59,138           -      60,000

Stock options issued as
  employee compensation and
  for payment of legal fees           -             -    66,750           -      66,750

Net loss                              -             -         -    (310,921)   (310,921)
                             ----------  ------------  ---------  ----------  ----------

Balance at September 30,
  1999                        4,500,000  $      4,500  $323,250   $(310,921)  $  16,829
                             ==========  ============  =========  ==========  ==========

                             See accompanying notes.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO SEPTEMBER 30, 1999
                              ---------------------
                                   (UNAUDITED)


Cash flows from operating activities:
  Net loss                                 $(310,921)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:                              110,561
                                           ----------

        Net cash used in operating
          activities                        (200,360)
                                           ----------

Cash flows from investing activities:
 Purchase of computers and equipment         (29,140)
  Proceeds from sale of computers and
    equipment                                 28,500
                                           ----------

        Net cash used in investing
          activities                            (640)
                                           ----------

Cash flows from financing activities:
  Proceeds from sale of common stock         201,000
                                           ----------

        Net cash provided by financing
          activities                         201,000
                                           ----------

Net increase in cash and cash equivalents          -

Cash and cash equivalents at beginning
  of period                                        -
                                           ----------

Cash and cash equivalents at end of
  period                                   $       -
                                           ==========

                             See accompanying notes.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                -----------------
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION
     -----------------------

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


2.   GENERAL
     -------

     Effective June 15, 1999, Berens Industries, Inc. acquired National Air Corporation (together the "Company") in a recapitalization transaction accounted for similar to a reverse acquisition. Berens Industries, Inc. is currently involved in the development of an online auction site for sale of exclusive paintings and other art works. The Company is a development stage enterprise because since its inception, substantially all its efforts have been devoted to Web site development and fund raising activities.


3.   RECAPITALIZATION
     ----------------

     Effective June 15, 1999 National Air Corporation was acquired by Berens Industries, Inc. in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by Berens Industries, Inc. for National Air Corporation's net monetary assets, accompanied by a recapitalization. Since this transaction is in substance, a recapitalization of Berens Industries, Inc. and not a business combination, proforma information is not presented. The balance sheet of National Air Corporation is presented as of December 31, 1998 in the accompanying financial statements because it was the legal reporting entity. December 31, 1998 is prior to the inception of Berens Industries, Inc.

4.   COMPREHENSIVE  INCOME
     ---------------------

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


5.   ESTIMATES
     ---------

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


6.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

7.   STOCK  OPTIONS
     --------------

     During the quarter ended September 30, 1999, the Company issued compensatory stock options to employees and consultants for a total of 66,750 shares of the Company's common stock. The options bear an option price of $0.001 per share and the Company recognized $66,750 of compensation, legal and consulting expense in connection with the issuances.

     Subsequent  to  September   30,  1999,   the  Company   issued   additional
     compensatory options to employees and consultants for 572,000 shares of the Company's common stock at prices ranging from $0.001 to $1.00 per share.

8.   CHANGE  OF  COMPANY  NAME
     -------------------------

     In July 1999, the Company's stockholders approved 1) a change in the name of the Company from National Air Corporation to Berens Industries, Inc.; 2) a change in the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 shares; and 3) a change in the number of authorized shares of the Company's preferred stock from 2,000,000 shares with par values of $0.10 to $0.25 to 10,000,000 shares with a par value of $0.001.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Some of the statements contained in this Form 10-QSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

- the success or failure of management's efforts to implement their business strategy;

- the Company's ability to raise sufficient capital to meet operating requirements;

-    the Company's ability to compete with major established companies;

- the Company's ability to retain an active user base, to attract new users who list items for sale and who complete transactions through the Company's service and to maintain customer satisfaction;

- the Company's ability to keep its web site operational and to manage the number of items listed on its service;

- federal, state or local government regulation, including investigations prompted by items improperly listed or sold by its users;

- the introduction of new sites, services and products by the Company or its competitors;

- volume, size, timing and completion rate of trades on the Company's web site;

-    seasonal effects on revenue in the Company's online service;

-    the success of the Company's brand building and marketing campaigns;

- the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the Company;

- the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth;

- the Company's ability to attract new personnel in a timely and effective manner;

-    the Company's ability to retain key employees in its online business;

- the timing, cost and availability of advertising in traditional media and on other websites and online services;

-    consumer trends and popularity of the artwork sold at auction;

-    the level of use of the Internet and online services;

- increasing consumer acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on the Company's web site;

- consumer confidence in the security of transactions on the Company's web site; and

- general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

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

     From the inception of its operations through June 30, 1999, the Company has utilized funds obtained primarily through private placements to develop its web site. The Company has not generated any revenues and has incurred net losses totaling approximately $310,921 from inception of operations through September 30, 1999.

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

PLAN  OF  OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 1999 and 2000 with the development of its web site. Additional capital will be necessary to expand operations or continue current operations. The Company has financed its growth primarily from the sale of common stock. From the inception of its current operations, it has received approximately $200,000 from the sale of its common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-party lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its web site and derive revenues therefrom, the Company will continue to use cash obtained from outside sources for its operations and development of its business.

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

-    Internal infrastructure and
-    Supplier/third-party relationships.

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

     CONTINGENCY  PLANS.

     The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. However, if it deems necessary, the Company may take the following actions:

-    Accelerated replacement of affected equipment or software;
-    Short  to  medium-term  use  of  backup  equipment  and  software;
-    Increased  work  hours  for  Company  personnel;
-    Other  similar  approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business.

     Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify and resolve all Year 2000 Problems that could materially adversely affect its business and operations.


                                    PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1,3, 4 and 5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES

     The following information sets forth certain information, as of November 10, 1999, for all securities the Company sold since August 19, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In November 1999, the Company issued warrants to purchase an aggregate of 638,750 shares of Company common stock at an exercise prices of between $0.01 and $1.00 per share to eight accredited investors, including officers and directors of the Company, for services rendered. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act, as the officers and the director were accredited investors.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


     EXHIBIT  NO.         IDENTIFICATION  OF  EXHIBIT

          Exhibit 3.1(1) Restated Articles of Incorporation of National Air Corporation

          Exhibit 3.2(2)  Bylaws of National Air Corporation

          Exhibit 3.3(2)  Common Stock Certificate

(1) Filed previously on Form 10-QSB for quarter ended June 30, 1999 SEC File No.0-22711.

(2)  Filed previously on registration statement Form 10-SB SEC File No.0-22711.

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K file number 0-22711, dated June 30, 1999, describing the Company's reorganization as discussed above in Item 2 C "Recent Developments."

                                   SIGNATURES
                                   ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                    Berens  Industries,  Inc.


Date:  November  11,  1999          /S/  Marc  I.  Berens
                                    --------------------------------------------
                                    Marc  I.  Berens,  Chief  Executive  Officer