Form 10KSB
period 1999-12-31
BERENS INDUSTRIES INC
filed 2000-04-13
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
 _______________________________________________________________________________

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 000-22711

           Nevada                                            87-05065948
           ------                                            -----------
  (State or Other Jurisdiction                            (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)

 701 N. Post Oak Road, Houston, Texas                           77024
 ------------------------------------                           -----
 (Address of Principal Executive Office)                      (Zip Code)

                                  713-682-7400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Securities  registered  pursuant  to  Section  12(b)  of the Exchange Act:  None


Securities registered pursuant to Section 12(g)of the Exchange Act: Common Stock


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Issuer's  revenues  for  the  12  months  ended  December  31, 1999 were $2,543.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 24, 2000 was $9,216,188. As of March 24, 2000, registrant had 18,690,500 shares of Common Stock outstanding.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2000 annual meeting of stockholders.

                                     PART I

     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

ITEM  1.     DESCRIPTION  OF  BUSINESS

BUSINESS  CONCEPT

     Berens Industries, Inc., through its wholly owned subsidiary, Artmovement.com, Inc., is a development-staged company focused on delivering one of the Internet's first private-label auction network for the art and antique world-Streaming Auctions (tm). Artmovement intends to combine this with development of one of the first Internet art and entertainment portals with
public  access-Artmovement.com.   We  believe  the  two  are  unique  in  their
fundamental ability to empower clients with custom ready-made network solutions that help them explore the commercial and creative limits of the Internet medium. Using ready-made solutions, we will allow clients to instantly stream custom-branded Internet solutions to their own websites with zero investment in installation, hardware, or bandwidth concerns. By aggregating all clients and registered patrons onto a centralized infrastructure, we intend to create a global affiliate network of consumers and viewership for both merchandising and entertainment events.

     Our primary sources of revenue will consist of Business-to-Consumer ("B2C") products and services that generate product-related subscriptions fees, service fees, transaction-related fees and advertising.

     Our primary approach to market penetration is two-fold: (1) attract business clients who have a long-standing reputation with art and antique patrons, and (2) develop a portal to become a conduit for Webcast events and Internet art performances that will attract more patrons. We believe these two strategies in the Art and Antique market, makes Artmovement one of the first Internet company to network buyers and sellers through branded B2C solutions, while also developing patronage for its clients through portal development.

     Our goal is to become the leading provider of outsourced, networked e-commerce services. Key elements of our strategy include:

-     expanding  the  reach  and  scope  of  the  Artmovement  Network;

-     increasing  traffic  and  transactions  across  the  Artmovement  Network;

-     continuing  to  provide  new  service  offerings;

-     expanding  into  additional  international  markets;  and

- leveraging our expertise to further penetrate the business-to-business market.

CORPORATE  HISTORY

     We were incorporated in January 1985 as a Nevada corporation under the name National Air Corporation. From 1985 until 1992, we engaged in the business of leasing and chartering aircraft to provide air transportation services. These operations were unsuccessful, and we ceased all activities in 1992. In June 1999, we acquired all of the issued and outstanding shares of capital stock of Berensgallery.com, Inc., a Nevada corporation in exchange for 2,893,250 shares of common stock to the shareholders of Berensgallery.com. Subsequent to this transaction, we changed our name to Berens Industries, Inc. In December 1999, we acquired all of the issued and outstanding shares of capital stock of Artmovement.com, Inc., a Nevada corporation in exchange for 12,960,000 shares of common stock to the shareholders of Artmovement.com. Berensgallery.com does not conduct any significant business operations.

MARKET  OPPORTUNITY

     INDUSTRY  OVERVIEW:  TRADITIONAL  ART  MARKET

     The art and antique market has historically been characterized by "brick and mortar" gallery and auction businesses organized as single galleries or small art store chains, each representing different artists and products. Individual art retailers must attract customers: (a) by offering products with consumer appeal and name brand recognition of artists, (b) through price competitiveness, and (c) by offering high quality. In addition, the traditional business channels of art retailers have historically been challenged with:

- INVENTORY COSTS: The unpredictable appeal and high cost of acquiring art inventory can create slow inventory cycles.

- LIMITED SELECTIONS: Selection is often limited due to scarcity of original and limited edition art and physical retail space constraints.

- HIGH OPERATING COST STRUCTURES: Traditional brick and mortar galleries typically have a high cost of operations as most leading galleries are located in either expensive shopping locales or in high-cost retail outlets and malls.

- HIGH COST OF CUSTOMER SERVICE: Luxury goods buyers often demand personalized customer service and sales people must be well trained and highly educated. Sales people must devote considerable time to each customer. We believe these factors combine to create a high cost in time and resources to maintain an effective gallery sales force.

The challenges for rolling out an online presence and generating traffic are even more imposing:

- HIGH BARRIERS TO ENTRY: Traditional brick and mortar galleries often achieve high profit margins, but they hav e spent little on computer infrastructure in the past. We estimate that to start a reputable online auction, they will need to invest heavily in software, hardware and bandwidth alone.

- HIGH COST TO MARKET WEBSITES: eCommerce companies in every market are sometimes spending three times more capital on marketing their online brand than they are on development costs.

- MUST HIRE OUTSIDE THEIR CORE BUSINESS: To maintain and manage a successful online presence, art and antique companies will have to hire IT staff, web designers, and programmers with which they traditionally have no experience managing.

     Consumers tend to purchase art, antiques, decorative accessories and collectibles from galleries and specialty stores. We believe that the increased demand for art and collectible products through specialty retail stores presents a significant business opportunity for us. We believe our Private-Label "Click & Brick" solution successfully meets the challenges posed to the traditional art retailing market. We believe these markets are largely untapped and provide the greatest opportunity for focused and quick-maneuvering companies to carve-out market share rapidly. We believe the pacesetters will be companies who provide:

- COMPLETE TECHNOLOGY SOLUTIONS: We believe this market is not computer savvy and requires one-stop shopping for applications, hardware and hosting.

- PRIVATE-LABEL SOLUTIONS: We believe this market considers reputation a key to success. We believe they have yet to embrace generic outlets like eBay, Amazon or FairMarket.com or Co-Label upstarts like iCollector or Artnet.com.

- SIMPLE SOLUTIONS AT A LOW COST: Few "Brick and Mortar" companies have computer expertise in-house, nor do they consider managing teams of consultants a viable option. They want simple solutions to solve specific needs. In addition, we expect that they will show little interest in trying a solution that requires large capital expenditures on technology ownership.

- A FOCUS ON ART AND ANTIQUES: This market tends to be educated and refined in their business and ways of doing business and they expect vendors to be as educated and refined as them in doing business in this unique marketplace.

     INDUSTRY  OVERVIEW:  INTERNET  ART  MARKET

     The widespread consumer acceptance of e-commerce presents an enormous opportunity for art retailers and artists to conduct business over the Internet. In addition, we believe demographic trends, a strong economy, and the increase in home ownership have all contributed to greater spending on private collections of art, antiques, collectibles and home decorations.

     The expansion into the Internet by art retailers and auctioneers has greatly expanded the typical consumer's access to high quality art and to information about art, including history and pricing. The Internet has provided art retailers with the opportunity to develop one-to-one relationships with customers worldwide from a central location without making the significant investments required to build a number of local retail points of presence. It has also reduced the printing and mailing requirements associated with traditional worldwide marketing activities. We believe art and related items are well suited for e-commerce because of the wide range of unique items available, the dispersed locations of potential customers, and the relatively low operating costs. There are now a number of on-line art galleries and collectibles retailers. These can be categorized broadly as:

- UPSCALE AUCTION HOUSES which are attempting to extend their reach and margins by offering items for auction on-line and by encouraging smaller dealers to affiliate with them;

- ON-LINE COMPANIES which focus exclusively on Internet sales of art and art-related items, ranging from high quality original work to collectibles and posters; and

- "BRICK AND MORTAR" COMPANIES which are seeking either to supplement store sales with Website business or to shift to a full Internet model.

     THE  CURRENT  LANDSCAPE  FOR  ONLINE  DYNAMIC  PRICING  FORMATS

     The dominant format for traditional commercial transactions today is fixed pricing, in which sellers dictate prices to buyers. This often results from the fact that sellers traditionally have been unable to adjust prices in a timely manner to reflect the demands of buyers because they have lacked access to real-time aggregated demand information.

     Aside from our outsourced, networked solution, there are a number of other ways businesses and community web sites can participate in the online auction market, but we believe each of them has significant disadvantages.



OPTIONS                                   DISADVANTAGES
                                       -  Surrender of online branding;
                                       -  surrender of control of users' auction experience; and
List goods on a general third-party    -  limited access to auction-generated pricing and
Auction web site                          marketing data

                                       -  significant initial and ongoing investments in
License and install third-party           technology, personnel, and resources; and
Auction software                       -  minimal initial traffic and bidding activity.

                                       -  significant initial and ongoing investments in
                                          technology, personnel, and resources; and
Develop auction software in-house      -  minimal initial traffic and bidding activity;.

     THE  CURRENT  LANDSCAPE  FOR  ONLINE  DYNAMIC  PRICING  FORMATS

     The dominant format for traditional commercial transactions today is fixed pricing, in which sellers dictate prices to buyers. This often results from the fact that sellers traditionally have been unable to adjust prices in a timely manner to reflect the demands of buyers because they have lacked access to real-time aggregated demand information.

     Aside from our outsourced, networked solution, there are a number of other ways businesses and community web sites can participate in the online auction market, but we believe each of them has significant disadvantages.

     THE  CURRENT  LANDSCAPE  FOR  INTERNET  ART  MOVEMENTS

     Since the summer of 1999, eBay and Amazon have partnered with two leading auctioneers, Butterfield & Butterfield and Sotheby's, respectively. The eBay/Butterfield partnership resulted in eBay rolling-out their "Great Collections" primary category in the Fall of 1999. The Amazon/Sotheby's partnership resulted in a co-label auction hall hosted at sothebys.amazon.com. Both Sotheby's and Butterfield will, or already have, opened Private Label efforts of their own at their own websites.

     Artmovement is convinced the reason large auctioneers cannot get other dealers to upload inventory stems from a fundamental characteristic of this market fragmentation. Fragmented markets may have a small number of large brand names, but a significant portion of the market is divided regionally and locally among small-to-medium sized enterprises (SMEs). They each have invested significant marketing capital in generating regional name recognition and reputation, and generally show a strong unwillingness to co-mingle inventory under another brand.

     In such fragmented market environments, we expect that mature and profitable art and antique dealers will show limited interest in listing inventory with Sotheby's and Butterfield & Butterfield at Amazon and eBay, respectively. We believe that SMEs require Private Label solutions, not Co-Labeling. Until the SMEs move to the Internet under their own label, we believe they will remain "Brick and Mortar" companies, only.

THE  ARTMOVEMENT  SOLUTION

     The Artmovement strategy is to provide a complete solution for all sectors of the art and antique market: large to small auctioneers; Primary and Secondary art sales; wholesalers, retailers and artist direct sales; as well as to provide services and amenities for patrons, curators, critiques, appraisers, and private sellers. In other words, the Artmovement solution is to focus exclusively and entirely on the full spectrum of the art and antique vertical market, by providing low-cost, Private-Label Internet applications and an affinity community portal, namely artmovement.com. The complete solution for clients will meet the following requirements of operating their own online presence:

- COMPLETE E-COMMERCE SOLUTION: Clients receive Internet applications plus bundled hosting services from a leader in the Application Service Provider market, Interliant, Inc., that includes scalable server(s), managed hosting and unlimited bandwidth;

- LOW COST: All Artmovement products and services are rented on a monthly basis; thus clients' never have to invest in ownership of technology;

- EXPANDING PATRON MEMBERSHIP: All Artmovement products are centrally networked to expose client inventory to patrons throughout the Artmovement Network. Clients may choose to open their inventories to the entire network (thus accepting inventory listings from other's as well), or they many keep their inventory closed to other client sites, thus only benefiting from patron referrals coming through promotion at artmovement.com; see below under Advantages of Dynamic Pricing and Revenue Sharing Incentives;

- REVENUE SHARING: As an incentive to open inventory to the entire Artmovement Network, Artmovement will share its transaction fees

- PROMOTION OF CUSTOMER BRAND: Artmovement products "plug" into a clients current website so that clients can continue to market their online presence under their own brand;

- AFFINITY MARKETING: Each client company receives Affiliate membership into the Artmovement Network, which includes Preferred Presence Partner privileges at artmovement.com. Artmovement will use the portal location to attract more patronage to the benefit of its Affiliates. All registered users at artmovement.com will receive Patron Membership Reciprocity throughout our client locations, meaning they are treated as fully-registered members throughout the Artmovement Network;

- MARKET INFORMATION: Artmovement, through its parent company, has exclusive rights to bundle the prestigious Mayer International Auction Records Index (a.k.a. The Blue Book). We believe Mayer is the definitive resource for fine art dealers, appraisers, museums and galleries for works of art that have sold at auction in the past twelve years. The 1987-1999 database contains more than 1,200,000 auction records through December 31, 1998. More than 800 auction houses in 40 countries contribute information to Mayer. An Internet version of the book is provided by Digital Media Resources, Inc. through its www.artlibrary.com website, where it has attracted over 15,000 registered users since its debut in 1996.

     Artmovement's flagship product is Streaming Auctions. Currently scheduled for release in the second quarter of 2000, Streaming Auctions represents one of the first ASP-hosted products to deliver networked auctions exclusively for the Art and Antique market. Streaming Auctions is a flexible, ready-made solution providing branded B2C auctions at one low monthly subscription rate. As a networked auction solution, it leverages the buying and selling power of the whole networked community by aggregating the inventory of all clients auctions so buyers can bid on them from any client auction site. We call this Patron Membership Reciprocity.

     REVENUE  SHARING  INCENTIVES

     While Artmovement does not require its Streaming Auctions licensees to make their inventory visible to the other client sites in the Artmovement Network, there are strong incentives to contribute Artmovement's Patron Membership Reciprocity campaign.

     Licensees of Streaming Auctions may take advantage of dynamic pricing throughout the Artmovement Network using three progressively more expansive means to gain exposure to more buyers. The various levels are meant to cater to both prestigious galleries with no interest in co-mingling inventories:

- ARTMOVEMENT.COM REFERRALS: This is the most protective of client reputation. Client inventory is accessed through links to their website prominently displayed in the artmovement.com auction area. No inventory is actually listed in the Artmovement Network. These clients gain traffic to their websites via click-throughs;

- ARTMOVEMENT.COM AUCTIONS: These clients allow inventory to be listed at artmovement.com for bidding. These clients gain traffic via click-throughs and expose their inventory to artmovement.com registered users;

- FULL PARTICIPATION IN THE ARTMOVEMENT NETWORK: These clients open their inventory to all other licensees, and in turn, inventory from other licensees shows up at their site. As an incentive to do this, Artmovement shares its transaction fee revenue with the client who produced the highest bidder (who will tend to be the client with the most active buyers and branding campaign).

- CLASSIFIED ADS: Available separately, is the option to turn on a Classified Ads area in Streaming Auctions, a Person-to-Person (P2P) auction area. All Classified Ads are show up at any client site that has activated the Classified Ads option. Since these auctions are not inventory belonging to the licensee, the Artmovement transaction fee is shared with both the site where the seller started the auction and the site producing the highest bidder.

     ADVANTAGES  OF  DYNAMIC  PRICING

     The Internet is transforming traditional commerce by allowing market information to be disseminated more quickly and efficiently, in greater quantity and to a wider audience than was historically possible. These factors have reduced the need for sellers to adhere to fixed pricing and given rise to increased use of dynamic pricing in e-commerce transactions. In a dynamic pricing format, buyers and sellers determine the prices of goods on a transaction-by-transaction basis through negotiation or bidding. Dynamic pricing in the e-commerce environment allows large numbers of buyers to simultaneously indicate the prices they would be willing to pay for an item. This liquid market enables sellers to rapidly and efficiently sell their products, reducing merchandizing, holding and liquidation costs.

     BRANDING  CONTROL

     Artmovement's Internet applications will enhance existing websites with no intrusion onto the client's current web servers. These applications do not require the client to promote Artmovement or otherwise make use of artmovement.com or any other branded services of Artmovement. The role of Artmovement is to empower the client with Internet solutions that add a full-function "Click and Brick" department to their existing "Brick and Mortar" enterprise. By added solutions under our client's brand name, we intend to create a first low-cost solution for galleries, museums, and dealers who insist on advancing their own name recognition while protecting their reputation. We believe this is the winning strategy in a race to market share in this mature, yet fragmented market.

     We  expect  the  Artmovement solution is to give the dealers and galleries:
(a) branding control, by launching from their website, (b) low price points, by aggregating merchants on remotely-hosted servers, and (c) affinity sales and marketing, by exposing inventory to buyers throughout the community. Artmovement solutions enhance a client site "stickiness" as well by provided information services and other amenities. The Mayer Book database is piped into Streaming Auctions via a data stream agreement with Digital Media Resources, the owners of ArtLirary.com and the Mayer Book database. Other amenities include messaging, calendaring, discussion groups, and event advertising.

     BUNDLED  ASP  HOSTING

     All Artmovement products will be hosted by an ASP. As business partners of Interliant, we are allowed to market and resell Interliant's entire line of ASP products. While Streaming Auctions provides many of the benefits of popular ASP products, such as eCommerce, Enterprise Messaging, GroupWare, there are limitations imposed by Internet browsers (which is Streaming Auctions delivery platform). Clients who wish to exceed the limits imposed by browsers and unlock all the possibilities of ASP products and services can be upsold to several existing solutions without losing any of the simplicity of Artmovement products. Streaming Auctions will be jointly marketed for sale at artmovement.interliant.com. We are also seeking other premier online application distributors who specialize in Internet application.

     PRICING  STRATEGY

     We expect affinity pricing to be achieved through partnerships with key ASPs who are aggressively building their commercial rent-based application offerings. Streaming Auctions is currently in review by Interliant to qualify as an "Instant" application available at www.appsonline.com and co-branded at artmovement.interliant.com. Such a partnership will involve negotiating long-term pricing and revenue sharing. Also key to pricing is the stratified user-privilege levels and security built into the system architecture.

     We believe stratifying users to mirror real-world, vertical markets provides a means to capture several peripheral revenue streams. Such upselling requires easy application registration and activation via a secure database and sophisticated user access privileges to stratify user revenue streams using computer logic. The stratified users access privileges and security is the low-level architecture built into Streaming Auctions for the purpose of flexibly supporting a wide-range of add-ons in future upgrades. Also, the user-access architecture is developed with native support for Lotus Domino IDAP services and also fully supports other major IBM platforms, specifically Websphere, IBM's entry into the high volume, eCommerce transaction market. This allows future Artmovement products and upgrades to flexibly support other IBM platforms that can expand the Companies reach into complimentary revenue streams throughout the vertical market.

     Our primary sales strategy is to develop both licensing distribution through Strategic Marketing Alliances (SMAs) and registered users through promotional giveaways. Under distribution and channel development, we target alliances with ASP hosting partners and dealer/inventory partners. We can offer combinations of licensing revenue, transaction fee sharing and equity.

Portal  Marketing  Using  www.ArtMovement.com

     Artmovement.com is in the early stages of development. We expect Artmovement.com to become one of the first Internet art and entertainment portals to have public access, which means that only the front page and site maintenance is managed by Artmovement staff; the rest is created and maintain by registered users. To achieve this, Artmovement will design sophisticated security layers of user access rights and privileges. The resulting portal will be similar to a large corporate Intranet portal consisting of editors, contributors, curators, repositories, and other such access control strategies conducive to empowering employees to build and use their enterprise-wide portal.

     We predict that Artmovement.com will be an ideal Vertical Portal, since it will already have affinity. Art and entertainment is an established market with a mature demographic. We believe art and entertainment is also an attraction to many successful Internet information sites. However, these portals oftentimes do not allow galleries and museums to maintain their own listings, event calendars, and discussion groups, much less load-intensive Webcasting events.

     Our primary marketing effort will consist of promotional give-aways to foster a global "virus marketing" effort or word-of-mouth marketing. We believe the accompanying "virus marketing" resulting from self-promotion by affiliates, artists and the art community will exceed viewer impressions achieved through advertising vehicles embraced by other eCommerce markets.

     We also intend to launch promotional giveaway campaigns to attract Artmovement.com museum partners. Our target threshold is twenty museum partners delivering 400,000 patrons. Once in place, we believe these museum partners will not only contribute marketing, patrons, and content for Artmovement.com, but will also provide sales development channels in their region.

     Our ability to implement any of the above marketing efforts is dependent on receiving additional financing. We can provide no assurance that we will be able to raise additional funds to implement our business strategy, and if we are unable to do so our business and financial condition will suffer.

EMPLOYEES

     We currently employ nine full-time employees and six part-time employees. No employees are covered by a collective bargaining agreement. We consider relations with are employees to be satisfactory.

INTELLECTUAL  PROPERTY

     We rely heavily on various types of intellectual property for our success and competitive positioning. We use trademarks, copyrights, trade secrets and the laws pertaining to them as well as contractual provisions to protect our intellectual property. Currently, our most important proprietary rights are those embodied in our auction service offerings. We also license software from Microsoft for use in our development and production systems. Because our technology is located on our operating systems and we do not license our software to any customer or other third party, we believe that the risk of unauthorized use of our technology is small. However, no combination of intellectual property protections can guarantee the continued security and availability of our intellectual property.

     Creation and implementation of our technology, business model, marketing research and plans, lead generation activities, customer lists, strategic plans, and similar proprietary assets are all protected at their inception and throughout their economic lifetimes by confidentiality and proprietary rights agreements which each of our employees is required to execute upon entering into employment with us. We also rely on confidentiality agreements entered into with contractors and vendors.

     In addition, we intend to file trademark applications on the service marks Streaming Auctions and Artmovement.com. We will rely on our marks to protect our domain and brand names. While we continue to evaluate the importance of patents to our business, we do not believe that our ability to obtain patents is material to the success of our business and results of operations.

COMPETITION

     Competition in the Internet auction market is intense. We see potential competitors from several fronts: major brand outlets, Co-Label outlets, Private Label aggregators, and software consultants or do-it-yourself solutions. Major outlets like eBay and Amazon have budgets to compete through both new development and merger/acquisition. We believe they have shown little interest in Private Labeling offerings for SMBs, and, only a small Co-Label effort. Co-Label outlets such as iCollector and Artnet are Internet specialists for art and antique auctions and have proven to attract some SMBs, but, at this time, we believe they have no offering for Private Label needs.

     While we expect Private Label aggregators to become a hot new venture, we have found only one to date: Fairmarket.com. Fairmarket is doing a large-scale, generic, P2P version of Streaming Auctions. Currently, they are strictly a technology company, offering no affinity marketing or news/entertainment services. Their clients must provide their own peripheral services.

     It should be expected that in the future additional direct competitors would form to compete in our target market. Many of these competitors will have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete in this market.

RISK  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

BECAUSE  WE  HAVE  A LIMITED OPERATING HISTORY, OUR FUTURE SUCCESS IS UNCERTAIN.

     We have a limited operating history for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in our securities. Although we have begun to implement our business strategy, we have to date conducted no revenue generating operations. Therefore, we can provide no assurance that we will be able to generate revenue from our proposed operations in the future. In addition, our business strategy requires significant capital, which we do not currently have. Although we are actively seeking additional funding, we have no commitments for such funding at this time, and there is no assurance that we will be able to raise additional funding in the future. If are able to raise additional capital, there is no assurance that we will be able to raise such capital on favorable terms.

WE  EXPECT  TO  CONTINUE  TO  HAVE  LOSSES  AND  WE MAY NEVER BECOME PROFITABLE.

     We cannot assure you that we will ever achieve profitability or, if we ever achieve profitability, that it will be sustainable. Since inception, we have experienced an accumulated net loss of $3,015,980.

     We  anticipate  increased  expenses  as  we  continue  to:

-     expand  and  improve  our  infrastructure;

-     expand  our  sales  and  marketing  efforts;  and

-     pursue  additional  industry  relationships.

     As an early-stage company, we do not have the operating experience to estimate what the extent of these expenditures will be at this time, but they will increase as we expand.

WE DEPEND ON KEY PERSONNEL IN AN INDUSTRY THAT HAS A SHORTAGE OF QUALIFIED PERSONNEL.

     Our success is substantially dependent on the continued service and performance of our senior management and key personnel. The loss of the services of any of our key management could have a negative effect on our business. If we do lose any of these people, we will be required to hire new employees, which is time consuming and may not be possible due to the shortage of qualified personnel in our industry. We maintain life insurance policies for Marc I. Berens and Yolana Berens. Our future success also depends on our ability to attract, hire, and retain other highly skilled personnel. Competition for personnel in our industry is intense, and we may not be able to successfully attract, assimilate, or retain qualified personnel.

OUR  HARDWARE  MAY  BE  DAMAGED,  EITHER PHYSICALLY OR THROUGH COMPUTER VIRUSES.

     Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our hardware, located in a leased facility in Houston, Texas, is vulnerable to:

-     computer  viruses;

-     electronic  break-ins;  and

- physical vulnerability to damage or interruption from fire, long-term power loss, and telecommunications failures.

     These events could lead to delays, loss of data, or interruptions in service, which could subject us to liability and harm our reputation.

WE ARE EXPANDING OUR BUSINESS, WHICH WILL PLACE A SEVERE STRAIN ON OUR LIMITED RESOURCES.

     We expect to expand our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion may place a significant strain on our limited resources. We expect to hire new employees and increase our infrastructure.

IF THE MARKET FOR DYNAMIC COMMERCE DOES NOT CONTINUE TO GROW, OUR BUSINESS MAY SUFFER.

     Our success is highly dependent upon the widespread acceptance and use of the Internet for dynamic commerce. In particular, the continued adoption by buyers and sellers of online auctions and other dynamic pricing models on the Internet is critical to our continued growth. Use of the Internet for auctions and other forms of dynamic commerce is still at an early stage of development. We cannot be certain that acceptance of online auctions and other forms of dynamic commerce will continue to develop. Any material reduction in the growth of acceptance and use of dynamic commerce could have a material adverse effect on our business. The continued growth of online dynamic commerce is dependent upon a number of factors, including the following:

- continued growth in the number of buyers and sellers who use electronic commerce services;

-     continued  market  demand  for  dynamic pricing by buyers and sellers; and

- continued growth in the number of businesses who desire online auction capabilities.

OUR BUSINESS MAY BE HARMED BY THE LISTING OR SALE BY OUR USERS OF PIRATED ITEMS.

     We may receive communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names or other intellectual property rights. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly for us, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business.

OUR  MARKET  IS  INTENSELY  COMPETITIVE.

     The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. The principal competitive factors in our market include the following:

-     volume  of  transactions  and  selection  of  goods;

-     community  cohesion  and  interaction;

-     system  reliability;

-     customer  service;

-     reliability  of  delivery  and  payment  by  users;

-     brand  recognition;

-     website  convenience  and  accessibility;  and

-     level  of  service  fees.

     Current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. We may be unable to compete successfully against current and future competitors.


OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

     The success of our service will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well timely development of complementary products such as high speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information is new and evolving, we cannot predict whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If the Web continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Web infrastructure may be unable to support the demands placed on it. In addition, the performance of the Web may be harmed by increased users or bandwidth requirements. The Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Web usage as well as the level of traffic and the processing of auctions on our service. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complementary products or services necessary to make the Web a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Web may not become a viable commercial marketplace for services such as those that we offer.

OUR  BUSINESS  IS  SUBJECT  TO  ONLINE  COMMERCE  SECURITY  RISKS.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

WE  MUST  KEEP  PACE  WITH  RAPID  TECHNOLOGICAL  CHANGE  TO REMAIN COMPETITIVE.

     The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These market characteristics are worsened by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Web-based products and services. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service. Our failure to adapt to such changes would harm our business.

OUR  STOCK  PRICE  IS  VOLATILE.

     The market for our securities is highly volatile. The closing price of our common stock has fluctuated widely. The stock markets have in general, and technology companies in particular, experienced extreme stock price volatility. It is likely that the price of our common stock will continue to fluctuate widely in the future.

ITEM  2.   DESCRIPTION  OF  PROPERTY

     Our headquarters are located in Houston, Texas at a leased facility that is approximately 2950 square feet. We do not directly lease this facility, but rather it is leased through an affiliated party. We pay $2,650 per month to such party for the leased space. At the present time, we consider this space to be adequate to meet our needs.

ITEM  3.   LEGAL  PROCEEDINGS

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                        PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Our  common  stock  trades  under  the  symbol "BEII" on the OTC Electronic
Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low bid prices per share of our common stock since August 27, 1999, the date a market for the common stock developed, as reported by the OTC Electronic Bulletin Board. Prior to this date, no public market for our common stock existed. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.


                                                  HIGH       LOW
                 FISCAL  1999
                 ------------
Third  Quarter                                   $2.875     $1.50
Fourth  Quarter                                  $2.625     $0.9


     On March 24, 2000, the last bid price of our common stock as reported by the OTC Electronic Bulletin Board was $2.375. We believe that as of March 24, 2000, there were approximately 181 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that we may deem relevant. We have not paid any dividends during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In June 1999, we issued an aggregate of 3,755,745 shares of common stock to 73 accredited investors in connection with our purchase of Berensgallery.com, Inc. and for consulting services rendered. In December 1999, we issued an aggregate of 12,960,000 shares of common stock to 15 accredited investors in connection with our purchase of Artmovement.com, Inc. In December 1999, we issued an 200,000 shares of common stock to an accredited investor and to a sophisticated investor for investor relations services. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and sophisticated investors and, and since the transactions were non-recurring and privately negotiated. The sophisticated investor had specific knowledge of the company and had general expertise in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     For a complete understanding , this "Management's Discussion and Analysis" should be read in conjunction with "Item 1. Description of Business" and "Item
7.  Financial  Statements"  of  this  Form  10-KSB.

GENERAL

     We are a Nevada corporation involved in the development of an online auction site for exclusive paintings, other art works, and antiques. We are considered a development stage enterprise because we have not yet generated significant revenue from our primary business operations. Since inception, we have devoted substantially all of our efforts to website development activities and to the search for sources of capital to fund our efforts.

     On June 15, 1999, we were acquired by National Air Corporation in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition, National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by us for National Air Corporation's net monetary assets, accompanied by a recapitalization. In connection with this transaction, we issued 3,755,745 shares of common stock in exchange for all outstanding shares of National Air Corporation. Since this transaction was in substance, a recapitalization of and not a business combination, proforma information is not presented and a valuation of our company was not performed.

     During the period from inception, February 26, 1999 to December 31, 1999, we have not generated significant revenue from our website operations and may not generate significant revenue during 2000 because we plan to use substantially all our resources for further development of our markets and for further improvements to our website operations.

     We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

PLAN  OF  OPERATIONS

     As of December 31, 1999, we had an accumulated deficit of $6,421,988 incurred entirely in 1999 and funded by paid-in capital, debt, and use of our common stock in acquisitions. Additionally, as of December 31, 1999, we had cash and cash equivalents of $13,316 and negative working capital of $101,283. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. Our acquisition of Artmovement.com for $8,263,157 on December 31, 1999 was designed to give us a platform for better market penetration and access to additional capital.

     As part of our acquisition of Artmovement, we obtained a $3,000,000 receivable owed to Artmovement, of which $100,000 was received in 1999 and $200,000 in the first quarter of 2000. The remaining portion of the receivable is due June 30, 2000 with penalties for late payment; however, the obligation may be terminated by the debtor on September 1, 2000 without recourse.
Accordingly, there is no assurance that we will be able to collect this receivable. If collected, it is our belief that the remaining $2,700,000 due under this receivable will be sufficient to fund our operations for at least two years. Based on our current plan of operation we anticipate that our monthly operating expenditures will increase and will average approximately $63,000 per month for the next twelve months. Operating expenditures include administrative expenses, web site development, and professional fees. These amounts are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     If we do not receive the remaining $2,700,000 due under the receivable acquired with Artmovement, we may have to limit our operations to an extent that we cannot presently determine. The effect on our business may include the sale of our assets or the curtailment of business operations. Currently, we do not generate significant revenues from the services that we provide and do not expect to generate significant revenues for the foreseeable future. Although we have no commitments for capital, we may raise additional funds through:

-     public  offerings  of  equity, securities convertible into equity or debt,

-     private  offerings  of  securities  or  debt,  or

-     other  sources.

Stockholders should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

          Our capital requirements will depend on numerous factors, including the progress of our website development and marketing efforts and the economic impact of competing websites. We believe that our current assets and potential committed contributions will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our website. However, there is no way we can predict when and if any additional contributions may be needed beyond those currently committed. Consequently, at the expiration of current commitments, we may need to seek one or more substantial new investors.

     Our ability to achieve profitability will depend on our ability to successfully make the transformation from a development stage enterprise to a commercially viable internet business. We can make no assurance that we will be able to successfully make that transition.

     The report from the Company's independent accountants includes an explanatory paragraph which describes substantial doubt concerning the ability of the Company to continue as a going concern, without continuing additional contributions to capital. The Company may incur losses for the foreseeable future due to the significant costs associated with website development and marketing activities which will be necessary for successful commercialization of Artmovement.com. See "Financial Statements - Report of Independent Accountants."

ITEM  7.  CONSOLIDATED  FINANCIAL  STATEMENTS

     Our financial statements, commencing on page F-1, have been audited by Ham, Langston & Brezina, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Securities Exchange Act of 1934, in our Form 8-K dated June 30, 1999.

                                 PART  III

ITEMS  9  TO  12  INCLUSIVE.

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 29, 2000, we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:

       EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

       Exhibit 2.1(1) Reorganization Agreement between National Air Corporation and Berensgallery.com, Inc.
       Exhibit 3.1(2) Amended and Restated Articles of Incorporation of Berens Industries, Inc.
       Exhibit   3.2       Amended and Restated Bylaws of
                           Berens Industries, Inc.
       Exhibit   4.1(3)    Common Stock Certificate of Berens Industries, Inc.
       Exhibit 10.1 Employment Agreement between Marc I. Berens and Berensgallery.com, Inc.
       Exhibit 10.2 Employment Agreement between Kevin Willcutts and Berens Industries, Inc.
       Exhibit  10.3*      Digital  Media  Resources,  Ltd.  Database  Access
                           Agreement
       Exhibit  21.1       List  of  Subsidiaries
       Exhibit  23.1       Consent  of  Ham,  Langston  &  Brezina
       Exhibit  27.1       Financial  Data  Schedule
____________________

(1)     Filed  previously  on  Form  8-K  SEC  File  No.0-22711
(2)     Filed  previously  as  Appendix  A  to  our preliminary proxy statement.
(3)     Filed  previously  on  registration  statement  Form  10-SB  SEC  File
        No.0-22711.

* We have omitted some portions of these exhibits and submitted them separately in a confidential treatment request filed with the SEC.

      (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                          SIGNATURES
                                          ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Berens  Industries,  Inc.


                                      By:  /s/  Marc  I.  Berens
                                           ---------------------
                                           Marc  I.  Berens,  President

                          ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date
---------                    -----                         ----

/s/  Marc  I.  Berens     Chief  Executive  Officer     April  11,  2000
---------------------     and  Director
MARC  I.  BERENS


/s/  Yolana  Berens       Director                      April  11,  2000
-------------------
YOLANA  BERENS


/s/  William  Ranshaw     Director                      April  11,  2000
---------------------
WILLIAM  RANSHAW

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                              1

Consolidated Financial Statements:

  Consolidated Balance Sheet as of
    December 31, 1999                                                          2

  Consolidated Statement of Operations for
    the period from inception, February 26,
    1999, to December 31, 1999                                                 3

  Consolidated Statement of Stockholders'
    Deficit for the period from inception,
    February 26, 1999, to December 31, 1999                                    4

  Consolidated Statement of Cash Flows for
    the period from inception, February 26,
    1999, to December 31, 1999                                                 5

Notes to Consolidated Financial Statements                                  6-14

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To  the  Stockholders  and  Directors
Berens  Industries,  Inc.

We have audited the accompanying consolidated balance sheet of Berens Industries, Inc. (a corporation in the development stage) as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from inception, February 26, 1999, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berens Industries, Inc. as of December 31, 1999, and the consolidated results of their operations and their cash flows for the period from inception, February 26, 1999, to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3, the Company has incurred a significant loss from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  Ham,  Langston  &  Brezina,  L.L.P.
March  13,  2000
Houston,  Texas

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   __________


     ASSETS
-------------------------------------------
Current assets:
  Cash and cash equivalents                  $    13,316
  Accounts receivable, trade                       1,989
  Prepaid license fees                            69,300
                                             ------------

    Total current assets                          84,605

Office equipment, net of accumulated
  depreciation of $1,618                           6,022
Other assets                                       1,259
                                             ------------

      Total assets                           $    91,886
                                             ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------

Current liabilities:
  Note payable to bank                       $   150,000
  Accounts payable                                18,025
  Accrued liabilities                             17,863
                                             ------------

    Total current liabilities                    185,888
                                             ------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 18,108,500 shares
    issued and outstanding                        18,108
  Additional paid-in capital                   9,258,653
  Receivables from stockholders               (2,948,775)
  Losses accumulated during the development
    stage                                     (6,421,988)
                                             ------------

    Total stockholders' deficit                  (94,002)
                                             ------------

      Total liabilities and stockholders'
        deficit                              $    91,886
                                             ============

     See  notes  to  consolidated  financial  statements.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999
                                   __________

Service revenue                                          $     2,543
                                                         ------------

Operating expenses:
  Common stock and stock option compensation   806,011
  Website development costs                                5,263,157
  Salaries and wages                                         127,714
  Legal and consulting fees                                   64,425
  License fees                                                49,500
  Other                                                      116,676
                                                         ------------

    Total operating expenses                               6,427,483
                                                         ------------

Net loss                                                 $(6,421,988)
                                                         ============

Basic and diluted net loss per common share                 $  (1.39)
                                                            =========

Weighted average shares outstanding                        4,632,881
                                                         ============

     See  notes  to  consolidated  financial  statements.

                                       BERENS  INDUSTRIES,  INC.
                            (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
                         CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT
                       FOR  THE  PERIOD  FROM  INCEPTION,  FEBRUARY  26,  1999,
                                    TO  DECEMBER  31,  1999
                                             __________


                                                                                             LOSSES
                                                                                           ACCUMULATED
                                          COMMON STOCK         ADDITIONAL   RECEIVABLE      DURING THE
                                     -----------------------    PAID-IN        FROM        DEVELOPMENT
                                        SHARES      AMOUNT      CAPITAL     STOCKHOLDERS      STAGE         TOTAL
                                     -----------  ----------  -----------  --------------  ------------  ------------
Balance at inception, February 26,
  1999                                        -  $         -  $           -   $         -   $         -   $         -

Net proceeds from an initial
  capitalization                      2,893,250        2,893        198,107             -             -       201,000

Recapitalization effective June 15,
  1999                                  737,505          738           (738)            -             -

Common stock issued as compensation
  to consultants                        858,495          858         59,142             -             -        60,000

Stock options issued as employee
  compensation and for payment of
  legal fees                                  -            -        746,011             -             -       746,011

Issuance of common stock upon ex-
  ercise of stock options               659,250          659          5,934             -             -         6,593

Issuance of common stock for ac-
  quisition of Artmovement.com       12,960,000       12,960      8,250,197    (3,000,000)            -     5,263,157

Receipt of cash from stockholders
  under loan commitment                       -            -              -       100,000             -       100,000

Loan to stockholder                           -            -              -       (48,775)            -       (48,775)

Net loss                                      -            -              -             -    (6,421,988)   (6,421,988)
                                     ----------  -----------  --------------  ------------  ------------  ------------

Balance at December 31, 1999         18,108,500  $    18,108  $   9,258,653   $(2,948,775)  $(6,421,988)  $   (94,002)
                                     ==========  ===========  ==============  ============  ============  ============

     See  notes  to  consolidated  financial  statements.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999
                                   __________

Cash flows from operating activities:
  Net loss                                                    $(6,421,988)
  Depreciation expense                                              1,618
  Website development cost                                      5,263,157
  Stock and stock option compensation expense                     806,011
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in operating assets and
      liabilities:
      Increase in accounts receivable, trade                       (1,989)
      Increase in prepaid license fees                            (69,300)
      Increase in other assets                                     (1,259)
      Increase in accounts payable                                 18,025
      Increase in accrued liabilities                              17,863
                                                              ------------

        Net cash used in operating activities                    (387,862)
                                                                ----------

Cash flows from investing activities:
  Purchase of property and equipment                               (7,640)
  Loan to stockholder                                             (48,775)
                                                              ------------

        Net cash used in investing activities                     (56,415)
                                                                ----------

Cash flows from financing activities:
  Proceeds from note payable to bank                              150,000
  Proceeds from sale of common stock                              207,593
  Proceeds from receivable from stockholder                       100,000
                                                                ----------

        Net cash provided by financing
          activities                                              457,593
                                                              ------------

Net increase in cash and cash equivalents                          13,316

Cash and cash equivalents at beginning of
  period                                                                -
                                                              ------------

Cash and cash equivalents at end of
  period                                                      $    13,316
                                                              ============


Supplemental disclosure of cash flow information:
  Cash paid for interest expense                              $         -
                                                              ============

     See  notes  to  consolidated  financial  statements.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       -----------------------------------------------------------------

Berens Industries, Inc. (the "Company") through its wholly-owned subsidiary, Artmovement.com, Inc. ("Artmovement), is involved in the development of an online auction site for sale of exclusive paintings, antiques and other art works. The Company is a development stage enterprise because since its inception substantially all its efforts have been devoted to Website development and fund raising activities. Following is a description of its significant accounting policies:

     SIGNIFICANT  ESTIMATES
     ----------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Artmovement, after elimination of all significant intercompany accounts and transactions.

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

     OFFICE  EQUIPMENT
     -----------------

Office equipment is recorded at cost and depreciated for financial statement purposes using the straight-line method over an estimated useful life of three years. Gains or losses on dispositions are included in the statement of operations in the period incurred. Maintenance and repairs are charged to expense as incurred.

                                    Continued

                             BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

1.     ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------
       IMPAIRMENT  OF  LONG-LIVED  ASSETS
       ----------------------------------

Periodically, the Company evaluates the carrying value of its office equipment and long-lived assets by comparing the anticipated future net cash flows associated with those assets to the related net book value. If an impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.

       INCOME  TAXES
       -------------

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

       FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
       ---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

       CONCENTRATIONS  OF  CREDIT  RISK
       --------------------------------

Cash and accounts receivables are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances periodically exceed the $100,000 federal depository insurance limit.

Accounts receivable arise primarily from transactions with customers in the United States. The Company provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

       REVENUE  RECOGNITION
       --------------------

Revenues  from  website service are recognized upon performance of the services.

                                   Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

1.     ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

       NET  LOSS  PER  COMMON  SHARE
       -----------------------------

Basic and dilutive net loss per common share for the period ended December 31, 1999 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods. All common stock equivalents were antidilutive in both periods.

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

       SEGMENT  INFORMATION
       --------------------

The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company believes that it operates in only one business segment and does not have geographically diversified business operations. Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company.

       RECENT  PRONOUNCEMENTS
       ----------------------

IN JUNE 1998, THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUED SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", WHICH ESTABLISHES ACCOUNTING AND REPORTING STANDARDS FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. IT REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE BALANCE SHEET AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. MANAGEMENT DOES NOT BELIEVE THIS PRONOUNCEMENT WILL HAVE AN IMPACT ON THE COMPANY'S OPERATIONS OR FINANCIAL REPORTING. IMPLEMENTATION OF THIS STANDARD HAS RECENTLY BEEN DELAYED BY THE FASB FOR A 12-MONTH PERIOD AND, ACCORDINGLY, THE COMPANY WILL ADOPT SFAS 133 IN 2001.

                                     Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to support its operations. During the period from inception, February 26, 1999, to December 31, 1999, the Company incurred a net loss of $6,421,988 and negative cash flows from operations of $387,862. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to address its financial situation, management undertook private placements of its common stock, recapitalized its operations, and acquired Artmovement.com, Inc. (See Notes 3 and 4).

There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations nor that the Company can raise adequate debt or equity to successfully commercialize its website activities. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

- The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

- The ability of the Company to successfully make the transformation from a development stage company to a commercially viable internet business.

- The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.     RECAPITALIZATION
       ----------------

Effective June 15, 1999 National Air Corporation was acquired by Berensgallery.com, Inc. in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by Berensgallery.com, Inc. for National Air Corporation's net monetary assets, accompanied by a recapitalization. Since this transaction is in substance, a recapitalization of Berensgallery.com, Inc. and not a business combination, proforma information is not presented.

                                     Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

3.     RECAPITALIZATION,  CONTINUED
       ----------------------------

Subsequent to the recapitalization, the Company's stockholders approved: 1) changes in the Company's name from National Air Corporation to Berensgallery.com, Inc. and subsequently to Berens Industries, Inc.; 2) a change in the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 shares; and 3) a change in the number of authorized shares of the Company's preferred stock from 2,000,000 shares with par values of $0.10 to $0.25 to 10,000,000 shares with a par value of $0.001.


4.     ACQUISITION  OF  ARTMOVEMENT.COM,  INC.
       ---------------------------------------

Effective December 31, 1999, the Company acquired 100% of the common stock of Artmovement from a company under common control with the Company. The purchase price of Artmovement was approximately $8,263,157 and was satisfied entirely through the issuance of 12,960,000 shares of the Company's common stock. The primary assets of Artmovement acquired in the transaction were as follows:

       Notes  receivable  from  stockholders          $3,000,000
       Website                                         5,263,157
                                                      ----------

                                                      $8,263,157
                                                      ==========

Artmovement was formed in November 1999 and had no significant operating history. The Company exchanged 12,960,000 newly issued shares for all of the outstanding shares of Artmovement. Upon acquisition of Artmovement, the Website was written down to zero because the net realizable value of the website could not be demonstrated at the date of acquisition (See Note 10).


5.     NOTE  PAYABLE  TO  A  BANK
       --------------------------

The note payable to a bank consists of amounts due under a $150,000 revolving line of credit bearing interest at the bank's prime rate (8.5% at December 31, 1999) plus 2.0% per year and maturing in June 2000. This note is collateralized by the guarantees of certain primary stockholders/officers of the Company.

                                    Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

6.     INCOME  TAXES
       -------------

The composition of deferred tax assets and the related tax effects at December 31, 1999 were as follows:

       Asset
       -----
       Benefit  from  carryforward  of  net
         operating  loss                                    $  119,959

       Less  valuation  allowance                             (119,959)
                                                            -----------

         Net  deferred  tax  asset                          $     -
                                                            ===========


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                     AMOUNT     PERCENT
                                                   -----------  --------

       Benefit  for  income  tax  at  federal
         statutory  rate                           $2,183,476      34.0%
       Non-deductible  compensation  expense       (2,063,517)    (32.1)
       Increase  in  valuation  allowance            (119,959)     (1.9)
                                                   -----------  --------

       Total                                       $        -   $    - %
                                                   ===========  ========


At December 31, 1999, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $353,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2019. The benefit from utilization of such net operating loss carryforwards incurred prior to December 31, 1999 was significantly limited in connection with the Company's merger with National Air Corporation, Inc. (See Note 3). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.

                                     Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

7.     STOCKHOLDERS'  EQUITY
       ---------------------

       STOCK  OPTIONS
       --------------

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended December 31, 1999: risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70%; and a weighted-average expected life of the options of 3 years.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                     Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

7.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the period ended December 31, 1999 follows:

       Net  loss  as  reported                    $(6,421,988)
       Proforma  net  loss                        $(6,433,854)
       Proforma  basic  and  dilutive  loss
           per  share                             $     (1.39)


A summary of the Company's stock option activity and related information for the period ended December 31, 1999 follows:

                                                  NUMBER OF   WEIGHTED-
                                                   SHARES      AVERAGE
                                                    UNDER     EXERCISE
                                                   OPTIONS      PRICE
                                                  ---------  ----------
       Outstanding  -  at  inception,
         February  26,  1999                             -     $      -

         Granted                                   709,250         0.08
         Exercised                                (659,250)        0.01
         Forfeited                                       -            -
                                                  ---------

       Outstanding  -  December  31,  1999          50,000         1.00
                                                  =========


The weighted-average fair value of options granted during the period ended December 31, 1999 was $1.05 and all of the options granted expire in 2004.


8.     RECEIVABLES  FROM  STOCKHOLDERS
       -------------------------------

Receivables from stockholders at December 31, 1999 represent amounts due from stockholders of Mercosur Industries, Inc. ("Mercosur"), a company under common control with the Company. The receivables were acquired in connection with the Company's acquisition of Artmovement (See Note 4). Receivables from stockholders are non-interest bearing, have no formal repayment schedule and arose from sale of Mercosur's common stock (See Note 10).

Subsequent to the acquisition of Artmovement, the Company collected $100,000 of the receivables from stockholders and made a loan to Mercosur of $48,775.

                                      Continued

                              BERENS  INDUSTRIES,  INC.
                   (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED
                                     __________

9.     DATABASE  ACCESS  AGREEMENT
       ---------------------------

In August 1999, the Company entered into a database access agreement with a foreign corporation. The agreement has a 36 month term and requires monthly payments through August 2002. At December 31, 1999, the Company had prepaid $69,300 under this database access agreement.


10.     RELATED  PARTY  TRANSACTIONS
        ----------------------------

As described in Note 4 to the financial statements, in December 1999 the Company acquired Artmovement. Artmovement's primary asset is a website that provides an auction network for buyers and sellers of art and antiques. Artmovement had previously been spun-off from Mercosur Industries, Inc. ("Mercosur"), a company that is under common control and has common management with the Company.

Prior to the spin-off of Artmovement, Mercosur received a $3,000,000 investment commitment from certain foreign investors. In connection with the spin-off of Artmovement, Mercosur entered into an agreement with Artmovement under which it assigned the $3,000,000 subscription receivable from such foreign investors to Artmovement.


11.     NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
        -----------------------------------------------

During the period from inception, February 26, 1999, to December 31, 1999, the Company engaged in non-cash investing and financing transactions as follows:

     Common  stock  issued  to  acquire
       Artmovement.com,  Inc.                         $ 8,263,157