Form 10QSB
period 2000-03-31
BERENS INDUSTRIES INC
filed 2000-05-15
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Yes  [X]  No  [  ]

As of April 19, 2000 registrant had 19,644,880 shares of Common Stock outstanding.

                                     PART I
ITEM  1.   FINANCIAL  STATEMENTS


                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   -----------


                                                     PAGE
Consolidated Financial Statements:

  Consolidated Balance Sheet as of March 31,
    2000 and December 31, 1999                         2

  Consolidated Statement of Operations for the
    three months ended March 31, 2000, for the
    period from inception, February 26, 1999,
    to March 31, 1999, and for the period from
    inception, February 26, 1999, to December 31,
    2000                                               3

  Consolidated Statement of Stockholders' Equity
    for the three months ended March 31, 2000          4

  Consolidated Statement of Cash Flows for the
    three months ended March 31, 2000, the
    period from inception, February 26, 1999,
    to March 31, 1999, and the period from
    inception, February 26, 1999 to March 31,
    2000                                               5

Selected Notes to Consolidated Financial Statements    6

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                   -----------
                                   (UNAUDITED)


                                               MARCH 31,      DECEMBER 31,
                                                 2000            1999
     ASSETS                                   (UNAUDITED)        NOTE
-------------------------------------------  --------------  ------------
Current assets:
  Cash and cash equivalents                  $     429,046   $    13,316
  Accounts receivable, trade                         5,249         1,989
  Other receivables                                 11,068             -
  Prepaid license fee                               39,600        69,300
                                             --------------  ------------

    Total current assets                           484,963        84,605

Property and equipment, net of accum-
  ulated depreciation of $2,254 and
  $1,618 at March 31, 2000 and
  December 31, 1999, respectively                    5,814         6,022
Other assets                                             -         1,259
                                             --------------  ------------

      Total assets                           $     490,777   $    91,886
                                             ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:
  Note payable to bank                       $      11,000   $   150,000
  Accounts payable                                  48,004        18,025
  Accrued liabilities                               16,366        17,863
                                             --------------  ------------

    Total current liabilities                       75,370       185,888
                                             --------------  ------------

Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 20,000,000
    shares authorized, 18,901,380 and
    18,108,500 shares issued and outstand-
    ing at March 31, 2000 and December 31,
    1999, respectively                              18,901        18,108
  Additional paid-in capital                     9,794,455     9,258,653
  Receivables from stockholders                 (2,787,577)   (2,948,775)
  Losses accumulated during the development
    stage                                       (6,610,372)   (6,421,988)
                                             --------------  ------------

    Total stockholders' equity                     415,407       (94,002)
                                             --------------  ------------

      Total liabilities and stockholders'
        equity                               $     490,777   $    91,886
                                             ==============  ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   -----------
                                   (UNAUDITED)


                                                INCEPTION,      INCEPTION,
                               THREE MONTHS    FEBRUARY 26,    FEBRUARY 26,
                                  ENDED          1999, TO        1999, TO
                                MARCH 31,       MARCH 31,       MARCH 31,
                                   2000            1999            2000
                              --------------  --------------  --------------
Service revenue               $      12,551   $           -   $      15,094
                              --------------  --------------  --------------

Operating expenses:
  Common stock and option
    compensation                     33,600               -         839,611
  Salaries and wages                 35,203               -         162,917
  Legal and consulting fees          34,322           1,543          98,747
  License fees                       29,700               -          79,200
  Website development costs               -               -       5,263,157
  Other                              68,110               -         181,834
                              --------------  --------------  --------------

    Total operating expenses        200,935           1,543       6,625,466
                              --------------  --------------  --------------

Net loss                      $    (188,384)  $      (1,543)  $  (6,610,372)
                              ==============  ==============  ==============

Basic and dilutive net loss
  per common share            $       (0.01)  $       (0.01)
                              ==============  ==============

Weighted average shares out-
  standing                       18,749,966         737,505
                              ==============  ==============


                             See accompanying notes.

                                               BERENS INDUSTRIES, INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                     -----------
                                                     (UNAUDITED)


                                                                                              LOSSES
                                                                                            ACCUMULATED
                                            COMMON STOCK        ADDITIONAL    RECEIVABLE    DURING THE
                                     -------------------------   PAID-IN        FROM        DEVELOPMENT
                                        SHARES       AMOUNT      CAPITAL     STOCKHOLDERS      STAGE        TOTAL
                                     ------------  -----------  ----------  --------------  ------------  ----------
Balance at December 31, 1999           18,108,500  $    18,108  $9,258,653  $  (2,948,775)  $(6,421,988)  $ (94,002)

Proceeds from private placements of
   common stock                           759,280          759     502,236              -             -     502,995

Common stock issued as compensation
   to consultants                          33,600           34      33,566              -             -      33,600

Receipt of cash from stockholder
   under loan commitment                        -            -           -        161,198             -     161,198

Net loss                                        -            -           -              -      (188,384)   (188,384)
                                     ------------  -----------  ----------  --------------  ------------  ----------
Balance at March 31, 2000              18,901,380  $    18,901  $9,794,455  $  (2,787,577)  $(6,610,372)  $ 415,407
                                     ============  ===========  ==========  ==============  ============  ==========


                             See accompanying notes.

                                BERENS INDUSTRIES, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      -----------
                                      (UNAUDITED)


                                                          INCEPTION,      INCEPTION
                                         THREE MONTHS    FEBRUARY 26,    FEBRUARY 26,
                                            ENDED          1999, TO        1999, TO
                                          MARCH 31,       MARCH 31,       MARCH 31,
                                             2000            1999            2000
                                        --------------  --------------  --------------
Cash flows from operating activities:
  Net loss                              $    (160,278)  $      (1,543)  $  (6,610,372)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                                (49,982)          1,543)      6,113,475
                                        --------------  --------------  --------------

        Net cash used in operating
          activities                         (210,260)              -        (496,897)
                                        --------------  --------------  --------------

Cash flows from investing activities:
  Purchase of computers and equipment            (428)              -          (8,068)
  Loan to stockholder                         (48,775)              -         (48,775)
                                        --------------  --------------  --------------

        Net cash used in investing
          activities                          (49,203)              -         (56,843)
                                        --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from note payable to bank          150,000               -         150,000
  Repayment of note payable to bank          (139,000)              -        (139,000)
  Proceeds from sale of common stock          502,995               -         710,588
  Proceeds from receivable from
    stockholder                               161,198               -         261,198
                                        --------------  --------------  --------------

        Net cash provided by financing
          activities                          675,193               -         982,786
                                        --------------  --------------  --------------

Net increase (decrease) in cash and
  cash equivalents                            415,730               -         429,046

Cash and cash equivalents at
  beginning of period                          13,316               -               -
                                        --------------  --------------  --------------

Cash and cash equivalents at end of
  period                                $     429,046   $           -   $     429,046
                                        ==============  ==============  ==============


                             See accompanying notes.

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1999, as reported in the Form 10-KSB, have been omitted.


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


                                    Continued

                             BERENS INDUSTRIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -----------
                                   (UNAUDITED)

4.   ESTIMATES
     ---------

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


5.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2000 and for the three-month period ended March 31, 2000 and 1999 should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this report.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 1999. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


GENERAL

     We are a Nevada corporation involved in the development of an online auction site for exclusive paintings and other art works. We are considered a development stage enterprise because we have not yet generated significant revenue from our primary business operations. Since inception, we have devoted substantially all of our efforts to website development activities and to the search for sources of capital to fund our efforts.

     On June 15, 1999, we were acquired by National Air Corporation in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition, National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by us for National Air Corporation's net monetary assets, accompanied by a recapitalization. In connection with this transaction, we issued 3,755,745 shares of common stock in exchange for all outstanding shares of National Air Corporation and for consulting services rendered in connection with the transaction. Since this transaction was, in substance, a recapitalization of and not a business combination, proforma information is not presented and a valuation of our company was not performed.

     During the period from inception, February 26, 1999 to March 31, 2000, we have not generated significant revenue from our website operations and may not generate significant revenue during the remainder of 2000 because we plan to use substantially all our resources for further development of our markets and for further improvements to our website operations.

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

PLAN  OF  OPERATIONS

     As of March 31, 2000, we had an accumulated deficit of $6,421,988 incurred entirely in 1999 and the first quarter of 2000 and funded by paid-in capital, debt, and use of our common stock in acquisitions. We also had cash and cash equivalents of $429,046. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the three months ended March 31, 2000 we raised approximately $503,000 from a private placement of our common stock. Our acquisition of Artmovement.com for $8,263,157 on December 31, 1999 was designed to give us a platform for better market penetration and access to additional capital.

     As part of our acquisition of Artmovement, we obtained a $3,000,000 receivable owed to Artmovement, of which $100,000 was received in 1999 and $161,000 in the first quarter of 2000. The remaining portion of the receivable is due June 30, 2000 with penalties for late payment; however, the obligation may be terminated by the debtor on September 1, 2000 without recourse.
Accordingly, there is no assurance that we will be able to collect this receivable. If collected, it is our belief that the remaining $2,700,000 due under this receivable will be sufficient to fund our operations for at least two years. Based on our current plan of operation we anticipate that our monthly operating expenditures will increase and will average approximately $63,000 per month for the next twelve months. Operating expenditures include administrative expenses, web site development, and professional fees. These amounts are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     If we do not receive the remaining $2,700,000 due under the receivable acquired with Artmovement, we may have to limit our operations to an extent that we cannot presently determine. The effect on our business may include the sale of our assets or the curtailment of business operations. Currently, we do not generate significant revenues from the services that we provide and do not expect to generate significant revenues for the foreseeable future. Although we have no commitments for capital, we may raise additional funds through:

     -     public  offerings  of  equity  securities  or  convertible  debt,

     -     private  offerings  of  equity  or  debt  securities,  or

     -     other  sources.

     Stockholders should assume that any additional funding that we obtain will cause substantial dilution to current stockholders. In addition, we may be unable to raise additional funds on favorable terms, if at all.

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

     The report from our independent accountants, included in our Annual Report on Form 10-KSB, includes an explanatory paragraph which describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. We may incur losses for the foreseeable future due to the significant costs associated with website development and marketing activities which will be necessary for successful commercialization of Artmovement.com. See "Financial Statements - Report of Independent Accountants" included in our annual report on Form 10-KSB for the year ended December 31, 1999.

                                      PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1,3, 4 and 5 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES

     The following information sets forth certain information, as of November 10, 1999, for all securities we sold during the three month period ended March
31, 2000, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     During the three month period ended March 31, 2000, we issued an aggregate of 759,280 shares of common stock for an aggregate of $559,000 to 17 accredited investors. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Act, as sales to accredited investors. During the three month period ended March 31, 2000, we issued an aggregate of 33,600 shares of common stock for services rendered to three sophisticated investors. We believe the above transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act, as the issuances were to sophisticated investors and, since the transactions were non-recurring and privately negotiated. The sophisticated investors had specific knowledge of the company and had general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits  are to be filed as part of this Form 10-QSB:


EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

Exhibit 2.1 Reorganization Agreement between National Air Corporation and Berensgallery.com, Inc. (Filed previously on Form 8-K SEC File No.0-22711)
Exhibit 3.1 Amended and Restated Articles of Incorporation of Berens Industries, Inc. (Filed
               previously as Appendix A to our preliminary proxy statement)
Exhibit 3.2 Amended and Restated Bylaws of Berens Industries, Inc. (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 4.1 Common Stock Certificate of Berens Industries, Inc. (Filed previously on Form 10-SB SEC File No.0-22711)
Exhibit 10.1 Employment Agreement between Marc I. Berens and Berensgallery.com, Inc. (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 10.2 Employment Agreement between Kevin Willcutts and Berens Industries, Inc. (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 10.3* Digital Media Resources, Ltd. Database Access Agreement (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 21.1 List of Subsidiaries (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 27.1   Financial Data Schedule
------------

* We have omitted some portions of these exhibits and submitted them separately in a confidential treatment request filed with the SEC.


     (b)  Reports  on  Form  8-K.


     None.

                                   SIGNATURES
                                   ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


     Berens  Industries,  Inc.


Date:  May  15,  2000                   /s/ Marc I. Berens
                                        ----------------------------------------
                                        Marc I. Berens,Chief  Executive  Officer