Form 10QSB
period 2000-06-30
BERENS INDUSTRIES INC
filed 2000-08-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended June 30, 2000

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                             BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  0-22711

              Nevada                                     87-05065948
              ------                                     -----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

701  N.  Post  Oak  Road, Suite 350, Houston, Texas                   77024
---------------------------------------------------                   -----
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

Yes  [X]  No  [ ]

As of June 30, 2000 registrant had 19,711,380 shares of Common Stock outstanding.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

                             BERENS INDUSTRIES, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                             BERENS INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                   __________

                                                                  PAGE
                                                                  ----

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Consolidated  Condensed  Balance  Sheet  as  of
    June  30,  2000  and  December  31,  1999                      F-1

  Unaudited  Consolidated  Condensed  Statement
    of  Operations  for  the  three  months  ended
    June  30,  2000  and  1999,  for  the  six  months
    ended  June  30,  2000,  and  for  the  period
    from  inception,  February  26,  1999,  to
    June  30,  1999                                                F-2

  Unaudited  Consolidated  Condensed  Statement
    of  Stockholders'  Equity  for  the  six  months
    ended  June  30,  2000                                         F-3

  Unaudited  Consolidated  Condensed  Statement
    of  Cash  Flows  for  the  six  months  ended
    June  30,  2000,  and  for  the  period  from
    inception,  February  26,  1999,  to  June  30,
    1999                                                           F-4

Selected  Notes  to  Unaudited  Consolidated
   Condensed  Financial  Statements                                F-5

                                    BERENS INDUSTRIES, INC.

                            (A CORPORATION IN THE DEVELOPMENT STAGE)

                              CONSOLIDATED CONDENSED BALANCE SHEET

                                           __________

                                          (UNAUDITED)


                                                                 JUNE 30,     DECEMBER 31,
                                                                  2000           1999
     ASSETS                                                    (UNAUDITED)       NOTE
     ------                                                  --------------  --------------
Current assets:
  Cash and cash equivalents                                  $     392,505   $    13,316
  Accounts receivable, trade                                        21,810         1,989
  Other receivables                                                 14,050             -
  Prepaid license fee                                                9,900        69,300
                                                             --------------  ------------

    Total current assets                                           438,265        84,605

Property and equipment, net of accum-
  ulated depreciation of $2,254 and
  $1,618 at June 30, 2000 and
  December 31, 1999, respectively                                   21,154         6,022
Other assets                                                             -         1,259
                                                             --------------  ------------

      Total assets                                           $     459,419   $    91,886
                                                             ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Note payable to bank                                       $     150,000   $   150,000
  Accounts payable                                                 153,077        18,025
  Accrued liabilities                                               37,738        17,863
                                                             --------------  ------------

    Total current liabilities                                      340,815       185,888
                                                             --------------  ------------

Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 20,000,000
    shares authorized, 18,901,380 and
    18,108,500 shares issued and outstand-
    ing at June 30, 2000 and December 31,
    1999, respectively                                              18,901        18,108
  Additional paid-in capital                                     9,731,145     9,258,653
  Receivables from stockholders                                 (2,700,000)   (2,948,775)
  Losses accumulated during the development
    stage                                                       (6,931,442)   (6,421,988)
                                                             --------------  ------------

    Total stockholders' equity (deficit)                           118,604       (94,002)
                                                             --------------  ------------

      Total liabilities and stockholders'
        equity (deficit)                                     $     459,419   $    91,886
                                                             ==============  ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                               BERENS INDUSTRIES, INC.

              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                     __________

                                     (UNAUDITED)

                                                                          INCEPTION,
                                   THREE  MONTHS  ENDED     SIX MONTHS   FEBRUARY 26,
                                -------------------------     ENDED       1999, TO
                                  JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                    2000         1999          2000         1999
                                ------------  -----------  ------------  -----------
Service revenue                 $   102,608   $        -   $   115,159   $        -

Cost of services                     13,824            -        15,515            -
                                ------------  -----------  ------------  -----------

  Gross margin                       88,784            -        99,644            -
                                ------------  -----------  ------------  -----------

Selling, general and adminis-
  trative expenses:
  Common stock and option
    compensation                          -       60,000        33,600       60,000
  Salaries and wages                102,773       52,597       137,976       52,597
  Legal and consulting fees         191,430       28,500       225,752       28,500
  License fees                       29,700            -        59,400            -
  Other                              81,320        4,401       147,739        4,401
                                ------------  -----------  ------------  -----------

    Total selling, general and
      administrative expenses       405,223      145,498       604,467      145,498
                                ------------  -----------  ------------  -----------

Loss from operations               (316,439)    (145,498)     (504,823)    (145,498)
                                ------------  -----------  ------------  -----------

Other income (expense):
  Other income                        2,355            -         2,355            -
  Interest expense                   (6,986)           -        (6,986)           -
                                ------------  -----------  ------------  -----------

    Other expense, net               (4,631)           -        (4,631)           -
                                ------------  -----------  ------------  -----------

Net loss                        $  (321,070)  $ (145,498)  $  (509,454)  $ (145,498)
                                ============  ===========  ============  ===========

Basic and dilutive net loss
  per common share              $     (0.02)  $    (0.11)  $     (0.03)  $    (0.14)
                                ============  ===========  ============  ===========

Weighted average shares out-
  standing                       18,901,380    1,364,583    18,825,673    1,049,314
                                ============  ===========  ============  ===========



                             See accompanying notes.

                                             BERENS INDUSTRIES, INC.

                       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                   __________

                                                   (UNAUDITED)

                                                                                          LOSSES
                                                                                        ACCUMULATED
                                          COMMON  STOCK     ADDITIONAL    RECEIVABLE    DURING  THE
                                       -------------------   PAID-IN        FROM        DEVELOPMENT
                                         SHARES    AMOUNT    CAPITAL     STOCKHOLDERS      STAGE        TOTAL
                                       ----------  -------  ----------  --------------  ------------  ----------
Balance at December 31, 1999           18,108,500  $18,108  $9,258,653  $  (2,948,775)  $(6,421,988)  $ (94,002)

Proceeds from private placements of
  common stock, net of offering costs
  of $63,310                              759,280      759     438,926              -             -     439,685

Common stock issued as compensation
  to consultants                           33,600       34      33,566              -             -      33,600

Receipt of cash from stockholder
  under loan commitment                         -        -           -        248,775             -     248,775

Net loss                                        -        -           -              -      (509,454)   (509,454)
                                       ----------  -------  ----------  --------------  ------------  ----------

Balance at June 30, 2000               18,901,380  $18,901  $9,731,145  $  (2,700,000)  $(6,931,442)  $ 118,604
                                       ==========  =======  ==========  ==============  ============  ==========



                             See accompanying notes.

                             BERENS INDUSTRIES, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   __________

                                   (UNAUDITED)


                                                             INCEPTION,
                                              SIX MONTHS     FEBRUARY 26,
                                                ENDED         1999, TO
                                               JUNE 30,       JUNE 30,
                                                 2000           1999
                                             ------------  --------------
Cash flows from operating activities:
  Net loss                                   $  (509,454)  $    (145,498)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                                   312,229          42,877
                                             ------------  --------------

      Net cash used in operating activities     (197,225)       (102,621)
                                             ------------  --------------

Cash flows from investing activities:
  Purchase of computers and equipment            (14,496)              -
  Collection of loan to stockholder              (48,775)              -
                                             ------------  --------------

      Net cash used in investing activities      (63,271)              -
                                             ------------  --------------

Cash flows from financing activities:
  Net proceeds from sale of common stock         439,685         201,000
  Proceeds from subscriptions receivable
    from stockholder                             200,000               -
                                             ------------  --------------

      Net cash provided by financing
        activities                               639,685         201,000
                                             ------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                    379,189          98,379

Cash and cash equivalents at beginning
  of period                                       13,316               -
                                             ------------  --------------

Cash and cash equivalents at end of
  period                                     $   392,505   $      98,379
                                             ============  ==============



                             See accompanying notes.

                             BERENS INDUSTRIES, INC.

               SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED

                              FINANCIAL STATEMENTS

                                   __________

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


2.   GENERAL
     -------

     Effective June 15, 1999, Berens Industries, Inc. acquired National Air Corporation (together the "Company") in a recapitalization transaction accounted for similar to a reverse acquisition. Berens Industries, Inc. is currently involved in the development of an online auction site for sale of exclusive paintings and other art works. During the quarter ended June 30, 2000, the Company generated significant revenue from its operations and transitioned from a development stage enterprise to an operating company. Prior to the quarter ended June 30, 2000, the Company reported as a development stage enterprise because, since its inception, substantially all its efforts had been devoted to Web site development and fund raising activities.




                                    Continued

                             BERENS INDUSTRIES, INC.

               SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED

                         FINANCIAL STATEMENTS, CONTINUED

                                   __________

                                   (UNAUDITED)

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     During the period from inception, February 26, 1999 to June 30, 2000, we generated $115,159 in revenue from our website operations, however, we may not generate significant revenue during the remainder of 2000 because we plan to use substantially all our resources for further development of our markets and for further improvements to our website operations.

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

RESULTS  OF  OPERATIONS

     During the three months ended June 30, 2000, we generated service revenue of $102,608 from website hosting activities and made the transition from a development stage enterprise to an operating company. Following is a description of the results of our operations.

THREE  MONTHS  ENDED  JUNE  30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
1999
----

     During the three months ended June 30, 2000, we began generating revenues from website hosting activities and those revenues account for the entire increase of $102,608 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

     Common stock and option compensation decreased from $60,000 in the three months ended June 30, 1999 to zero in the three months ended June 30, 2000. The decrease was attributable to decisions by management to curtail use of our common stock and options to compensate employees and officers.

     Salaries and wages increased by $50,176 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase was due to an increase in staffing levels to facilitate growth in operations.

     Legal and consulting fees increased from $28,500 during the three months ended June 30, 1999 to $191,430 during the three months ended June 30, 2000. This increase was due primarily to $130,000 of fees paid for website development consulting and an increase in legal fees related to a registration statement we filed during the three months ended June 30, 2000.

     License fees increased by $29,700 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to our license of certain website contents for $9,900 per month that began in the second half of 1999.

     Other selling, general and administrative expenses increased by $76,919 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was due to increases in travel costs, accounting fees, reporting costs, telephone and utilities costs and a significant overall increase in corporate activity.

SIX  MONTHS  ENDED  JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

     During the six months ended June 30, 2000, we began generating revenues from website hosting activities and those revenues account for the entire increase of $115,159 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Common stock and option compensation decreased from $60,000 in the six months ended June 30, 1999 to $33,600 in the six months ended June 30, 2000. The decrease was attributable to decisions by management to curtail use of our common stock and options to compensate employees and officers.

     Salaries and wages increased by $85,379 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase was due to an increase in staffing levels to facilitate growth in operations.

     Legal and consulting fees increased from $28,500 during the six months ended June 30, 1999 to $225,752 during the six months ended June 30, 2000. This increase was due primarily to $130,000 of fees paid for website development consulting and an increase in legal fees related to a registration statement we filed during the three months ended June 30, 2000.

     License fees increased by $59,400 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to our license of certain website contents for $9,900 per month that began in the second half of 1999.

     Other selling, general and administrative expenses increased by $143,338 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was due to increases in travel costs, accounting fees, reporting costs, telephone and utilities costs and a significant overall increase in corporate activity.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, we had an accumulated deficit of $6,931,442 incurred entirely in 1999 and the first six months of 2000 and funded by paid-in capital, debt, and use of our common stock in acquisitions. At June 30, 2000, we also had cash and cash equivalents of $392,505. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the six months ended June 30, 2000 we raised approximately $503,000 from a private placement of our common stock. Our acquisition of Artmovement.com for $8,263,157 on December 31, 1999 was designed to give us a platform for better market penetration and access to additional capital.

     As part of our acquisition of Artmovement, we obtained a $3,000,000 receivable owed to Artmovement, of which $100,000 was received in 1999 and $200,000 in the first half of 2000. The remaining portion of the receivable is due June 30, 2000 with penalties for late payment; however, the obligation may be terminated by the debtor on September 1, 2000 without recourse. As of the date of this filing, we had not received the monies due under this receivable, and there is no assurance that we will be able to collect this receivable prior to September 1, 2000. If collected, it is our belief that the remaining $2,700,000 due under this receivable will be sufficient to fund our operations for at least two years. Based on our current plan of operation we anticipate that our monthly operating expenditures will increase and will average approximately $63,000 per month for the next twelve months. Operating expenditures include administrative expenses, web site development, and professional fees. These amounts are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

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

     The report from our independent accountants, included in our Annual Report on Form 10-KSB, includes an explanatory paragraph, which describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. We may incur losses for the foreseeable future due to the significant costs associated with website development and marketing activities which will be necessary for successful commercialization of Artmovement.com. See "Financial Statements - Report of Independent Accountants" included in our annual report on Form 10-KSB for the year ended December 31, 1999.

                                     PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1-3, and 5 are omitted.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We  held  our  annual  meeting of shareholders on June 7, 2000 in which we:

   -  re-elected  our  current  directors;
   - ratified the appointment of our auditors Ham, Langston & Brezina, LLP by the following vote: 15,503,496 for, 0 against, and 0 abstentions; and

   - adopted our 2000 Stock Option Plan by the following vote: 15,503,496 for, 0 against, and 0 abstentions.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

Exhibit 2.1 Reorganization Agreement between National Air Corporation and Berensgallery.com, Inc. (Filed previously on Form 8-K SEC File No.0-22711)
Exhibit 3.1 Amended and Restated Articles of Incorporation of Berens Industries, Inc. (Filed previously as Appendix A to our preliminary proxy statement)
Exhibit  3.2          Amended  and  Restated  Bylaws  of Berens Industries, Inc.
                      (Filed  previously on Form 10-KSB SEC File No.0-22711)
Exhibit 4.1 Common Stock Certificate of Berens Industries, Inc. (Filed previously on Form 10-SB SEC File No.0-22711)
Exhibit 10.1 Employment Agreement between Marc I. Berens and Berensgallery.com, Inc. (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 10.2 Employment Agreement between Kevin Willcutts and Berens Industries, Inc. (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 10.3* Digital Media Resources, Ltd. Database Access Agreement (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit 21.1 List of Subsidiaries (Filed previously on Form 10-KSB SEC File No.0-22711)
Exhibit  27.1         Financial  Data  Schedule
_________________

* We have omitted some portions of these exhibits and have received confidential treatment for such portions.

(b)   Reports  on  Form  8-K.

      None.

                                   SIGNATURES
                                   ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                           Berens  Industries,  Inc.


Date:  August 14, 2000                     /s/ Marc I. Berens
                                         ---------------------------------------
                                         Marc I. Berens, Chief Executive Officer