Form 10QSB
period 2000-09-30
BERENS INDUSTRIES INC
filed 2000-11-20
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
_______________________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2000

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

Yes  [X]  No  [  ]

As of September 30, 2000 registrant had 20,901,380 shares of Common Stock outstanding.

                                     PART I

Item  1.     Financial  Statements

                             BERENS INDUSTRIES, INC.
                                   __________


     UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS
     FOR  THE  THREE  MONTHS  AND  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                            BERENS  INDUSTRIES,  INC.
                               TABLE  OF  CONTENTS
                                   __________


                                                                        PAGE
Unaudited Consolidated Condensed Financial
  Statements:

  Consolidated Condensed Balance Sheet as of
    September 30, 2000 and December 31, 1999                             F-1

  Unaudited Consolidated Condensed Statement
    of Operations for the three months ended
    September 30, 2000 and 1999, for the nine months
    ended September 30, 2000, and for the period
    from inception, February 26, 1999, to
    September 30, 1999                                                   F-2

  Unaudited Consolidated Condensed Statement
    of Stockholders' Equity for the nine months
    ended September 30, 2000                                             F-3

  Unaudited Consolidated Condensed Statement
    of Cash Flows for the nine months ended
    September 30, 2000, and for the period from
    inception, February 26, 1999, to September 30,
    1999                                                                 F-4

  Selected Notes to Unaudited Consolidated
      Condensed Financial Statements                                     F-5

                                      BERENS INDUSTRIES, INC.
                               CONSOLIDATED CONDENSED BALANCE SHEET
                                            __________
                                            (UNAUDITED)


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000            1999
        ASSETS                                                   (UNAUDITED)         NOTE
        ------                                                  --------------  ------------
Current assets:
  Cash and cash equivalents                                     $      19,600   $    13,316
  Marketable equity securities                                         92,125             -
  Accounts receivable, trade                                          175,608         1,989
  Other receivables                                                    21,331             -
  Prepaid license fee                                                       -        69,300
                                                                --------------  ------------

    Total current assets                                              308,664        84,605

Property and equipment, net of accumulated
  depreciation of $6,210 and $1,618 at
  September 30, 2000 and December 31, 1999,
  respectively                                                         70,263         6,022
Loan costs, net                                                       513,490             -
Other assets                                                                -         1,259
                                                                --------------  ------------

      Total assets                                              $     892,417   $    91,886
                                                                ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Note payable to bank                                          $     250,000   $   150,000
  Accounts payable                                                    173,271        18,025
  Accrued liabilities                                                  79,912        17,863
                                                                --------------  ------------

    Total current liabilities                                         503,183       185,888
                                                                --------------  ------------

Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 20,000,000
    shares authorized, 20,901,380 and
    18,108,500 shares issued and outstanding
    at September 30, 2000 and December 31,
    1999, respectively                                                 20,901        18,108
  Additional paid-in capital                                       11,481,145     9,258,653
  Receivables from stockholders                                    (2,700,000)   (2,948,775)
  Losses accumulated during the development
    stage                                                          (8,412,812)   (6,421,988)
                                                                --------------  ------------

    Total stockholders' equity (deficit)                              389,234       (94,002)
                                                                --------------  ------------

      Total liabilities and stockholders'
        equity (deficit)                                        $     892,417   $    91,886
                                                                ==============  ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.


                                       F-1

BERENS  INDUSTRIES,  INC.
UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS

                                         ___________
                                         (UNAUDITED)


                                                                                   INCEPTION,
                                     THREE  MONTHS  ENDED         NINE MONTHS     FEBRUARY 26,
                              ------------------------------         ENDED          1999, TO
                                        SEPTEMBER 30,             SEPTEMBER 30,   SEPTEMBER 30,
                                   2000             1999             2000            1999
                              ---------------  ---------------  ---------------  --------------
Service revenue               $      184,720   $            -   $      299,879   $           -

Cost of services                     167,473                -          295,266               -
                              ---------------  ---------------  ---------------  --------------

  Gross margin                        17,247                -            4,613               -

Selling, general and
  administrative expenses            241,664          165,423          733,853         310,921
                              ---------------  ---------------  ---------------  --------------

Loss from operations                (224,417)        (165,423)        (729,240)       (310,921)
                              ---------------  ---------------  ---------------  --------------

Other income (expense):
  Other income                         1,132                -            3,487               -
  Unrealized loss on market-
    able equity securities          (131,420)               -         (131,420)              -
  Interest expense                  (361,466)               -       (1,133,651)              -
                              ---------------  ---------------  ---------------  --------------

    Other expense, net              (491,754)               -       (1,261,584)              -
                              ---------------  ---------------  ---------------  --------------

Net loss                      $     (716,171)  $     (165,423)      (1,990,824)  $    (310,921)
                              ===============  ===============  ===============  ==============

Basic and dilutive net loss
  per common share            $        (0.03)  $        (0.04)  $        (0.10)  $       (0.14)
                              ===============  ===============  ===============  ==============

Weighted average shares out-
  standing                        20,901,380        4,500,000       20,517,575       2,212,195
                              ===============  ===============  ===============  ==============

                                   See accompanying notes.

                                                BERENS  INDUSTRIES,  INC.
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                        ___________
                                                        (UNAUDITED)


                                                                                                  LOSSES
                                                                                               ACCUMULATED
                                             COMMON STOCK          ADDITIONAL    RECEIVABLE    DURING THE
                                       -------------------------    PAID-IN         FROM       DEVELOPMENT
                                          SHARES       AMOUNT       CAPITAL     STOCKHOLDERS      STAGE          TOTAL
                                       ------------  -----------  -----------  --------------  ------------  ------------
Balance at December 31, 1999             18,108,500  $    18,108  $ 9,258,653  $  (2,948,775)  $(6,421,988)  $   (94,002)

Proceeds from private placements of
  common stock, net of offering costs
  of $63,310                                759,280          759      438,926              -             -       439,685

Common stock issued as compensation
  to consultants                             33,600           34       33,566              -             -        33,600

Receipt of cash from stockholder
  under loan commitment                           -            -            -        248,775             -       248,775

Common stock issued to stockholders
  for loan guarantees                     2,000,000        2,000    1,748,000              -             -     1,750,000

Net loss                                          -            -            -              -    (1,990,824)   (1,990,824)
                                       ------------  -----------  -----------  --------------  ------------  ------------

Balance at September 30, 2000            20,901,380  $    20,901  $11,479,145  $  (2,700,000)  $(8,412,812)  $   387,234
                                       ============  ===========  ===========  ==============  ============  ============

                                                See  accompanying  notes.

                          BERENS  INDUSTRIES,  INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ___________
                                   (UNAUDITED)

                                                                INCEPTION,
                                               NINE MONTHS     FEBRUARY 26,
                                                  ENDED          1999, TO
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  2000             1999
                                             ---------------  --------------
Cash flows from operating activities:
  Net loss                                   $   (1,990,824)  $    (310,921)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                                    1,598,576         110,561
                                             ---------------  --------------

      Net cash used in operating activities        (392,248)       (200,360)
                                             ---------------  --------------

Cash flows from investing activities:
  Purchase of marketable equity securities         (223,545)              -
  Purchase of computers and equipment               (68,833)           (640)
  Collection of loan to stockholder                 (48,775)              -
                                             ---------------  --------------

      Net cash used in investing activities        (341,153)           (640)
                                             ---------------  --------------

Cash flows from financing activities:
  Proceeds from note payable to bank                100,000               -
  Net proceeds from sale of common stock            439,685         201,000
  Proceeds from subscriptions receivable
    from stockholder                                200,000               -
                                             ---------------  --------------

      Net cash provided by financing
        activities                                  739,685         201,000
                                             ---------------  --------------

Net increase in cash and cash equivalents             6,284               -

Cash and cash equivalents at beginning
  of period                                          13,316               -
                                             ---------------  --------------

Cash and cash equivalents at end of
  period                                     $       19,600   $           -
                                             ===============  ==============

                             See accompanying notes.

                             BERENS INDUSTRIES, INC.
               SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   ___________
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

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


2.   GENERAL
     -------

     Effective June 15, 1999, Berens Industries, Inc. acquired National Air Corporation (together the "Company") in a recapitalization transaction accounted for similar to a reverse acquisition. Berens Industries, Inc. is currently involved in the development of an online auction site for sale of exclusive paintings and other art works. During the second quarter of 2000, the Company generated significant revenue from its operations and transitioned from a development stage enterprise to an operating company. Prior to the second quarter of 2000, the Company reported as a development stage enterprise because, since its inception, substantially all its efforts had been devoted to Web site development and fund raising activities.


                                    Continued

                                    Continued
                             BERENS INDUSTRIES, INC.
               SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED

                                   ___________

                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME
     --------------------

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


5.   NOTE PAYABLE TO BANK
     --------------------

     Effective July 1, 2000 the Company's revolving line of credit with a bank was extended for six months to December 31, 2000. The note bears interest at the bank's prime rate (9.0% at September 30, 2000) plus 2.0% per year and is collateralized by the guarantees of certain primary stockholders/officers of the Company. In order to obtain the continued guarantee of the stockholders/officers of the Company, the Company issued such guarantors a total of 1,000,000 shares of the Company's common stock at July 1, 2000. The value of such shares was $0.875 per share based upon the quoted market price at the date of the guarantee. The resulting $875,000 loan cost is shown as an asset and is being amortized, using the interest method, through December 31, 2000. The remaining unamortized loan cost of $513,490 at September 30, 2000 is presented in non-current assets in the accompanying unaudited consolidated condensed balance sheet.


                                    Continued

                             BERENS INDUSTRIES, INC.
               SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED

                                   ___________
                                   (UNAUDITED)

6.   INCOME TAX
     ----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     On June 15, 1999, National Air Corporation acquired us in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition, National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by us for National Air Corporation's net monetary assets, accompanied by a recapitalization. In connection with this transaction, we issued 3,755,745 shares of common stock in exchange for all outstanding shares of National Air Corporation. Since this transaction was, in substance, a recapitalization of and not a business combination, proforma information is not presented and a valuation of our company was not performed.

     During the three-month period ended September 30, 2000, we generated $184,720 in revenue from our operations, however, we may not generate significant revenue during the remainder of 2000 because we plan to use substantially all our resources for further development of our markets and for further improvements to our website operations.

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

RESULTS  OF  OPERATIONS

     During the nine months ended September 30, 2000, we generated service revenue of $299,879 from website hosting activities and made the transition from a development stage enterprise to an operating company. Following is a description of the results of our operations.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  COMPARED  TO  THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
SEPTEMBER  30,  1999
--------------------

     During the three months ended September 30, 2000, we began generating revenues from website hosting activities and those revenues account for the entire increase of $184,720 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     Selling, general and administrative expenses increased by $76,241 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was due to increases in staff, reporting costs, telephone and utilities costs, and a significant overall increase in corporate activity.

     Interest expense was $366,466 during the three months ended September 30, 2000, as compared to zero for the three months ended September 30, 1999. The substantial increase was due to the use of debt financing in the third quarter of 2000 that was not used in 1999. The Company issued 1,000,000 shares of its common stock to officers/stockholders of the Company for their guarantees of the Company's bank line of credit. The value of such shares is being amortized as interest expense over the term of the line of credit and such amortization accounts for the increase in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30,  1999
---------

     During the nine months ended September 30, 2000, we began generating revenues from website hosting activities and those revenues account for the entire increase of $299,879 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Selling, general and administrative expenses increased by $422,932 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was due to increases in staff, moving to larger quarters, lease of additional computer services (bandwidth), reporting costs, telephone and utilities costs and a significant overall increase in corporate activity.

     Interest expense was $1,133,651 during the nine months ended September 30, 2000, as compared to zero for the nine months ended September 30, 1999. The substantial increase was due to the use of debt financing in 2000 that was not used in 1999. The Company issued 2,000,000 shares of its common stock to officers/stockholders of the Company during 2000 for their guarantees of the Company's bank line of credit. The value of such shares is being amortized as interest expense over the term of the line of credit and such amortization accounts for the increase in interest expense.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000, we had an accumulated deficit of $8,412,812 incurred entirely in 1999 and the first nine months of 2000 and funded by paid-in capital, debt, and use of our common stock in acquisitions. At September 30, 2000, we also had cash and cash equivalents of $19,600. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the nine months ended September 30, 2000 we raised approximately $439,685 in net proceeds from a private placement of our common stock. Our acquisition of Artmovement.com for $8,263,157 on December 31, 1999 was designed to give us a platform for better market penetration and access to additional capital.

     As part of our acquisition of Artmovement, we obtained a $3,000,000 non-recourse receivable owed to Artmovement, of which $100,000 was received in 1999 and $200,000 in the first half of 2000. As of September 30, the original debtor terminated the remaining portion of the receivable. During the quarter, the majority shareholder of the Company agreed to assume the obligations of the debtor for the remaining $2,700,000 subscription receivable for an additional period of one year to provide the funding.

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

     At the present time, we do not have sufficient funding to continue operations through the remainder of fiscal year 2000, and we are in the process of seeking additional funding, but have no commitments for any funding at this time. If we are not able to raise additional funding, we may have to limit our operations to an extent that we cannot presently determine. The effect on our business may include the sale of our assets, the curtailment of business operations, or the cessation of business operations. Currently, we do not generate significant revenues from the services that we provide and do not expect to generate significant revenues for the foreseeable future. Although we have no commitments for capital, we may raise additional funds through:

-     public  offerings  of  equity  securities  or  convertible  debt,

-     private  offerings  of  equity  or  debt  securities,  or

-     other  sources.

     Stockholders should assume that any additional funding that we obtain would cause substantial dilution to current stockholders. In addition, we may be unable to raise additional funds on favorable terms, if at all.

     Our capital requirements will depend on numerous factors, including our website development and marketing efforts and the economic impact of competing websites. Our ability to achieve profitability will depend on our ability to successfully make the transformation from a development stage enterprise to a commercially viable Internet business. We can make no assurance that we will be able to successfully make that transition.

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

                                    PART  II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, and 3-5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The following information sets forth certain information for all securities we issued during the quarter ended September 30, 2000, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     During the quarter ended September 30, 2000, we issued one of our customers an option to purchase 1,000,000 shares of our common stock at an exercise price of $.25 per share, in connection with a strategic business venture. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Act, as the issuance was to an accredited investor.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

Exhibit  27.1          Financial  Data  Schedule
____________________

(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES
                                   ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                              Berens  Industries,  Inc.




Date:  November  20,  2000    /S/ Marc I. Berens
                              ---------------------------------------
                              Marc I. Berens, Chief Executive Officer
                              and  principal financial officer