Form 10KSB
period 2000-12-31
BERENS INDUSTRIES INC
filed 2001-04-17
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
________________________________________________________________________________


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                             BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-22711

               Nevada                                     87-05065948
               ------                                     -----------
       (State  or Other Jurisdiction                   (I.R.S. Employer
      of Incorporation or Organization)             Identification  No.)

     701  N.  Post  Oak  Road,  Houston,  Texas                        77024
     ------------------------------------------                      ----------
     (Address  of  Principal  Executive  Office)                     (Zip  Code)

                                  713-682-7400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)



Securities  registered  pursuant  to  Section  12(b)  of the Exchange Act:  None


Securities  registered  pursuant  to  Section  12(g) of the Exchange Act: Common
Stock


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.   Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues  for  the  12  months  ended December 31, 2000 were $102,167.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 23, 2001 was $178,391. As of March 23, 2001, registrant had 24,611,855 shares of Common Stock outstanding.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its fiscal 2000 annual meeting of stockholders.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

ITEM  1.     DESCRIPTION  OF  BUSINESS

BUSINESS  CONCEPT

     Berens Industries, Inc., through its wholly owned subsidiaries, Artmovement.com, Inc., and BEII.Net, are developing streaming application servers that are deployable as rent-based solutions hosted by an Application Service Provider or ASP. Our product lines provide bundled packages of managed servers, global connectivity, scaleable bandwidth, applications, and transactional systems. These streaming application servers provide "tenant" licensing for businesses and "landlord" licensing for Web developers and ASP hosts. Our ongoing development is being conducted to deliver streaming application servers that bind relational databases and transactional systems with interactive streaming media. Our primary sources of revenue will consist of Business-to-Consumer and Business-to Business ("B2C" and "B2B") products and services that generate product-related subscriptions fees, service fees, transaction-related fees and advertising.

     We are a development stage company, and are in need of additional capital to fund our development and growth. Although we are actively seeking sources of financing, we do not presently have any commitments for additional financing, and may be unable to generate additional financing. Our ability to implement our business strategy as discussed in this report is dependent on our ability to raise additional capital, and the failure to raise such capital will curtail or stop our development and growth.

OUR  PRODUCTS

STREAMING EXCHANGES(TM) - Version 1.0 has been completed. Streaming Exchanges is an ASP-based community network, instant eCommerce, total turnkey solution including escrow management for auctions and fixed price B2B exchanges and networks. A company affiliated with one of our directors, Auctionzplus.com, Inc., provides escrow management. Streaming Exchanges is being designed in two operating platforms, Lotus Domino Instant Host and IBM Websphere. Streaming
Exchanges will also provide fixed price eCommerce shopping carts and multiple inventory lots. The software can be applied to a number of different industries. We are currently seeking consulting opportunities to showcase Streaming Exchanges.

     Vertical  Market  Penetration  -  Art  &  Antiques  Industry.
     -------------------------------------------------------------

     The first market we have chosen for deployment of Streaming Exchanges is the Fine Art & Antiques industry. Our primary approach to market penetration is two-fold: (1) attract business clients who have a long-standing reputation with art and antique patrons, and (2) develop a portal or joint venture with an existing recognized art and antiques market leader to become a conduit for Webcast events and Internet art performances that will attract more patrons. We believe these two strategies in the Art and Antique market, makes Artmovement one of the first Internet companies to network buyers and sellers through branded B2B solutions.

Our goal is to become one of the leading providers of outsourced, networked e-commerce services. Key elements of our strategy include:

          -    expanding  the  reach  and  scope  of  the  Streaming  Exchanges;

          -    increasing  traffic  and  transactions  across  our  exchanges;

          -    continuing  to  provide  new  service  offerings;

          -    expanding  into  international  markets;  and

          -    leveraging  our expertise to further penetrate other B2B markets.

FUTURE  PRODUCTS

     STREAMING REALTOR(TM) will be a Streaming Exchanges ASP-based community network, instant eCommerce, total turnkey solution including escrow management for B2B in fixed price or auction environments. Streaming Realtor is being designed for the real estate industry, and when completed will provide individual realtors and small real estate firms the ability to showcase their own inventory or network inventory from their own website. The advantage of Streaming Realtor is that realtors will not need to share their commissions with real estate companies or national associations, as they will now be able to do it themselves.

     In  Development.
     ----------------

     STREAMING FORUMS(TM) will be an ASP-based, community discussion group and chat-room product to be launched directly from the desktop. We believe that upon completion Streaming Forums will be one of the first fully integrated and community-networked forums with security access for invited participants. For example, if a music company wanted to inform only its forum members about an upcoming new music video release or product, it could send out a community-wide announcement to everyone allowed only into a specific discussion group at the same time. Everyone not in the specific discussion group would continue without interruption.

     STREAMING CALENDARS(TM) will be an ASP-based, community-streaming calendar, which can be instantly, downloaded onto desktops, laptops, and eventually WAP handheld devices. Streaming Calendars is based on the same idea as Streaming Forums, only now the messages show up in streaming versions on people's desktops.

CONNECTIVITY  SERVICES

     BEII.net has subleased its ISP backbone and Point-of-Presence (POP) to Crescent Services Corporation d/b/a Crescent Broadband, which together resells bandwidth for major connectivity providers. Crescent Broadband is owned by an affiliate of Berens Industries. In addition, Crescent provides complete turnkey web hosting, web design, consulting and custom design services, hardware sales, co-location services, and high-speed direct access from its corporate headquarters. Services include DSL, T-1, ISDN, and dial-up.

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

EMPLOYEES

     As of March 23, 2001, we employed five full-time employees and two part-time employees. No employees are covered by a collective bargaining agreement. We consider relations with are employees to be satisfactory.

INTELLECTUAL  PROPERTY

     We rely heavily on various types of intellectual property for our success and competitive positioning. We use trademarks, copyrights, trade secrets and the laws pertaining to them as well as contractual provisions to protect our intellectual property. Currently, our most important proprietary rights are those embodied in our exchange service offerings. We also license software from Microsoft for use in our development and production systems. Because our technology is located on our operating systems and we do not license our software to any customer or other third party, we believe that the risk of unauthorized use of our technology is small. However, no combination of intellectual property protections can guarantee the continued security and availability of our intellectual property.

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

     In addition, we intend to file trademark applications on the service marks Streaming Auctions, Streaming Exchanges, Streaming Realtor, Streaming Forums,
Streaming Calendars and Artmovement.com. We will rely on our marks to protect our domain and brand names. While we continue to evaluate the importance of patents to our business, we do not believe that our ability to obtain patents is material to the success of our business and results of operations.

COMPETITION

     Competition in our industry is intense, and it should be expected that in the future additional competitors would form to compete in our target markets. Most of these competitors will have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete in our markets. We are a small development stage company with limited financial resources.

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

BECAUSE  WE  HAVE  A LIMITED OPERATING HISTORY, OUR FUTURE SUCCESS IS UNCERTAIN.

     We have a limited operating history for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in our securities. Although we have begun to implement our business strategy, we have to date conducted limited revenue generating operations. Therefore, we can provide no assurance that we will be able to generate significant revenue from our proposed operations in the future. In addition, our business strategy requires significant capital, which we do not currently have. Although we are actively seeking additional funding, we have no commitments for such funding at this time, and there is no assurance that we will be able to raise additional funding in the future.

WE  EXPECT  TO  CONTINUE  TO  HAVE  LOSSES  AND  WE MAY NEVER BECOME PROFITABLE.

     We cannot assure you that we will ever achieve profitability or, if we ever achieve profitability, that it will be sustainable. Since inception, we have experienced an accumulated net loss of $9,892,055.

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

ITEM  2.   DESCRIPTION  OF  PROPERTY

     Our headquarters are located in Houston, Texas at a leased facility that is approximately 6,032 square feet. We do not directly pay for the lease of this facility, but rather it is sub-leased to an affiliated party. The lease calls for payments of $6,786 per month for the leased space. At the present time, we consider this space to be adequate to meet our needs.

ITEM  3.   LEGAL  PROCEEDINGS

     In December 2000, we filed suit in the 269th Judicial District Court of Harris County against Boom Vang, Inc. alleging in part breach of contract and negligence in connection with Boom Vang's development of certain technology for Berens Industries. This matter is currently in the discovery phase.

     In December 2000, we filed suit against Digital Media Resources, Ltd. and Interactive Collector, Ltd; cause No. H-00-4161; in the United States District Court for the Southern District of Texas, Houston Division. We are suing Digital Media Resources, Inc. ("DMR") and Interactive Collector, Inc. ("IC") in connection with an agreement we had with DMR to use the "Mayer Book," a unique resource for information on art sold at auction worldwide, on our website. After executing the agreement, however, DMR sold the rights to use the Mayer Book to IC, thus denying us access to the resource and seriously damaging our business. We have sued DMR for breach of contract and fraud, and IC for tortious interference with contract. The case is in its early stages and IC has filed a motion to dismiss for lack of personal jurisdiction. The court has not yet set a trial date. Based on the information we have at this time, we cannot express any opinion on the probable outcome of this litigation, or on the potential recovery.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

     PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Our  common  stock  trades  under  the  symbol "BEII" on the OTC Electronic
Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low bid prices per share of our common stock since August 27, 1999, the date a market for the common stock developed, as reported by the OTC Electronic Bulletin Board. Prior to this date, no public market for our common stock existed. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.


                                                           HIGH    LOW
     FISCAL 2000
     -----------

First Quarter                                              $4.00  $0.69
Second Quarter                                             $3.34  $0.88
Third Quarter                                              $1.00  $0.34
Fourth Quarter                                             $0.53  $0.05

     FISCAL 1999
     -----------

Third Quarter                                              $2.88  $1.50
Fourth Quarter                                             $2.63  $0.90


     On March 23, 2001, the last bid price of our common stock as reported by the OTC Electronic Bulletin Board was $0.03. We believe that as of March 23, 2001, there were approximately 354 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that we may deem relevant. We have not paid any dividends during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In December 2000, we issued a party related to our president 1,500,000 shares of common stock for consulting services, 500,000 shares of common stock for an aggregate purchase price of $25,000, and warrant to purchase 7,000,000 shares of common stock at an exercise price of $0.05 per share. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, since the transactions were to an accredited investor.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     For a complete understanding, this "Management's Discussion and Analysis" should be read in conjunction with "Item 1. Description of Business" and "Item 7 - Financial Statements" of this Form 10-KSB.

GENERAL

     We are a Nevada corporation that has been involved in the development of an online auction site for exclusive paintings and other art works. We are a development stage enterprise because we have not generated significant revenue from our business operations and because substantially all of our efforts are focused on website development activities and to the search for sources of capital to fund our efforts. In 2000, we began generating revenue from website hosting activities.

     On June 15, 1999, we were acquired by National Air Corporation in a recapitalization transaction accounted for similar to a reverse acquisition without recognition of goodwill. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition, National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by us for National Air Corporation's net monetary assets, accompanied by a recapitalization. In connection with this transaction, we issued 3,755,745 shares of common stock in exchange for all outstanding shares of National Air Corporation. Since this transaction was, in substance, a recapitalization, and not a business combination, proforma information was not presented and a valuation of our company was not performed.

     During the year ended December 31, 2000, we generated $102,167 in revenue primarily from website hosting operations. The market for our Artmovement.com website has not developed to the extent that we had hoped and cash flow requirements have made it necessary for us to look for other sources of revenue. During 2000, substantially all revenue was generated from website hosting; however, we do not feel that this activity will sustain our business because low revenues and related liquidity problems have caused us to curtail our website hosting operations. We have developed what we believe to be useful Internet technologies that we hope to commercialize or sell to assist with our current liquidity problems, but the success or commercial viability of those technologies is not assured.

     We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in the new and rapidly evolving markets of online commerce. We have and will continue to encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a serious adverse effect on our business.

RESULTS  OF  OPERATIONS

     During the year ended December 31, 2000, we generated service revenue of $102,167 from website hosting activities. Following is a description of the results of our operations.

Year Ended December 31, 2000 Compared to the Period From Inception, February 26,
--------------------------------------------------------------------------------
1999,  to  December  31,  1999
------------------------------

     During the year ended December 31, 2000, we began generating revenues from website hosting activities and those revenues account for the entire increase in service revenue from $2,543 in 1999 to $102,167 in 2000. Our service revenues were offset by significant costs of services that include primarily the costs of staff and consultants hired to support both website operations and website hosting activities. We were unable to achieve the critical levels of service revenue that would have allowed us to cover fixed service costs and begin to offset the variable costs of providing website hosting services. Liquidity issues have now caused us to cut back our staff levels and focus on areas that we believe will provide profits with lower staff levels.

     Selling, general and administrative expenses increased by $300,522 in the year ended December 31, 2000 as compared to the period ended December 31, 1999. This increase was due to increases in employees and related salaries of approximately $110,000, travel costs, accounting fees, reporting costs, telephone and utilities costs and a significant overall increase in corporate activity. Management has now taken steps to make major reductions in selling, general and administrative expense, including staff reductions and reductions in all areas of corporate activity.

     We had previously attempted to curtail use of our common stock to settle corporate obligations and expenses. However, liquidity problems have caused us to resume use of our common stock to settle obligations because conserving cash is an important part of our current plans. During the year ended December 31, 2000 we used common stock valued at $794,015 for compensation and settlement of accounts payable as compared to $863,354 in the period ended December 31, 1999.

     We incurred website development costs of $5,263,157 during the period ended December 31, 1999, all as a result of our acquisition of Artmovement.com. We did not incur similar costs during the year ended December 31, 2000, nor do we expect to incur similar costs in the future.

     During the year ended December 31, 2000, we issued 2,000,000 shares of our common stock to obtain loan guarantees from stockholders and related parties for our $250,000 line of credit with a bank. Those shares had a value of $1,750,000 and are presented as loan guarantee fees. Interest expense of $21,195 during the year ended December 31, 2000 is a result of such $250,000 line of credit.

     As a result of the factors discussed above, we incurred a net loss of $3,470,067 during the year ended December 31, 2000 as compared to a net loss of $6,421,988 for the period ended December 31, 1999.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000 we had an accumulated deficit of $9,892,055 incurred entirely in 1999 and 2000 and funded by paid-in capital, debt, and use of our common stock in acquisitions and as a means of compensation. At December 31, 2000, we had cash and cash equivalents of only $23,968 and we are behind on certain vendor payments and payroll taxes. We do not expect to have the resources to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations or website hosting services generate better operating results. In the current climate for Internet related businesses we can make no prediction when, or if, better results will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the year ended December 31, 2000, we raised approximately $768,594 in cash from a private placement of our common stock and collection on a subscription receivable. Our acquisition of Artmovement.com for $8,263,157 in common stock on December 31, 1999 was designed to give us a platform for better market penetration and access to additional capital. The potential we saw for Artmovement.com has not materialized and severe liquidity problems have resulted.

     As part of our acquisition of Artmovement, we obtained a $3,000,000 subscription receivable, of which $100,000 was received in 1999 and $200,000 in the first half of 2000. The remaining portion of the receivable was due June
30, 2000; however, the debtor terminated the obligation on September 1, 2000 without recourse under terms originally provided in the agreement. Failure to fund the remaining $2,700,000 resulted in the surrender of 7,000,000 shares of our common stock. As a result of the inability to obtain funding based on the subscription receivable, we have had to consider other means of raising capital and have curtailed our website hosting and other business operations. We currently do not generate significant revenues from the website hosting services that we provide and do not expect to generate significant revenues for the foreseeable future. We have no existing major commitments for capital and are considering a variety of alternatives, including merging with another company that compliments our current business activities, or raising additional capital to commercialize certain related services and technologies that we feel may generate reliable cash flows.

     Stockholders should assume that any additional funding that we obtain would cause substantial dilution to current stockholders. In addition, we may be unable to raise needed working capital on favorable terms, if at all. Our failure to successfully address our funding needs in the immediate future may cause us to sell assets or cease operations. Our capital requirements will depend on numerous factors, including, the cost of continued development of our Internet technologies, the success of our website, the cost of marketing efforts and the economic impact of competing websites and technologies. Our ability to achieve profitability will depend on our ability to overcome our current critical liquidity problems and our ability to successfully commercialize our Internet business or the Internet technologies we are developing. We can make no assurance that we will be able to successfully overcome our liquidity problems or ultimately achieve profitability.

     The report from our independent accountants, included in this Annual Report on Form 10-KSB, includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. We may incur losses for the foreseeable future due to the significant costs associated with website development and marketing activities which will be necessary for successful commercialization of Artmovement.com. See "Financial Statements - Report of Independent Accountants" included elsewhere in this annual report on Form 10-KSB.

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

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 30, 2001, we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:


          EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

          Exhibit 2.1 Reorganization Agreement between National Air Corporation and Berensgallery.com, Inc. (filed previously on Form 8-K SEC File No.0-22711)
          Exhibit 3.1 Amended and Restated Articles of Incorporation of Berens Industries, Inc. (filed previously as Appendix A to our information statement filed July 13, 1999)
          Exhibit 3.2 Amended and Restated Bylaws of Berens Industries, Inc. (filed previously on Form 10-KSB for the year ended December 31, 1999, SEC File No.0-22711)
          Exhibit 4.1 Common Stock Certificate of Berens Industries, Inc. (filed previously on registration statement Form 10-SB SEC File No.0-22711)
          Exhibit 10.1 Employment Agreement between Marc I. Berens and Berensgallery.com, Inc. (filed previously on Form 10-KSB for the year ended December 31, 1999, SEC File No.0-22711)
          Exhibit  10.2* Digital  Media  Resources,  Ltd.  Database  Access
                         Agreement (filed previously on Form 10-KSB for the year ended December 31, 1999, SEC File No.0-22711)
          Exhibit 21.1 List of Subsidiaries (filed previously on Form 10-KSB for the year ended December 31, 1999, SEC File No.0-22711)

          Exhibit  23.1  Consent  of  Ham,  Langston  &  Brezina

* Portions of these exhibits are omitted and have received confidential treatment.

     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Berens  Industries,  Inc.



                              By:     /s/  Marc  I.  Berens
                                   --------------------------------
                                    Marc  I.  Berens,  President


                          ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date
---------                    -----                         ----

 /s/  Marc  I.  Berens        Chief Executive Officer     April 13, 2001
----------------------        and  Director
MARC  I.  BERENS


 /s/  Jeffrey  Hansen         Director                    April  13,  2001
---------------------
JEFFREY  HANSEN

                             BERENS INDUSTRIES, INC.
                                   ----------




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999

                             BERENS INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   ----------


                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                            F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of
    December 31, 2000                                                        F-4

  Consolidated Statement of Operations for
    the year ended December 31, 2000 and the
    period from inception, February 26,
    1999, to December 31, 1999                                               F-5

  Consolidated Statement of Stockholders'
    Deficit for the year ended December 31,
    2000 and the period from inception,
    February 26, 1999, to December 31, 1999                                  F-6

  Consolidated Statement of Cash Flows for
    the year ended December 31, 2000 and the
    period from inception, February 26,
    1999, to December 31, 1999                                               F-7

Notes to Consolidated Financial Statements                                   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                      ------------------------------------


To  the  Stockholders  and  Directors
Berens  Industries,  Inc.


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Berens
Industries, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 and for the period from inception, February 26, 1999, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berens Industries, Inc. as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 and for the period from inception, February 26, 1999, to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston,  Texas
March  21,  2001

                            BERENS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   ----------


     ASSETS
     ------

Current assets:
Cash and cash equivalents                    $    23,968
                                             ------------
    Total current assets                          23,968

Furniture and equipment, net                     157,527
                                             ------------

      Total assets                           $   181,495
                                             ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT
     --------------------------------------

Current liabilities:
  Note payable to bank                       $   250,000
  Accounts payable                               240,424
  Accrued liabilities                            114,258
                                             ------------

    Total current liabilities                    604,682

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 24,229,355 shares
    issued and outstanding                        24,229
  Additional paid-in capital                   9,945,487
  Receivables from stockholders                 (500,848)
  Accumulated deficit                         (9,896,055)
                                             ------------

    Total stockholders' deficit                 (423,187)
                                             ------------

      Total liabilities and stockholders'
        deficit                              $   181,495
                                             ============

      See notes to consolidated financial statements.

                            BERENS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                  THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999
                                   ----------

                                       YEAR ENDED    INCEPTION TO
                                      DECEMBER 31,   DECEMBER 31,
                                          2000           1999
                                     --------------  ------------
Service revenue                      $     102,167   $     2,543

Cost of services                           480,921        98,734
                                     --------------  ------------

  Gross margin                            (378,754)      (96,191)

Selling, general and administrative
  expenses                               1,320,118     1,062,640

Website development costs                        -     5,263,157
                                     --------------  ------------

Loss from operations                    (1,698,872)   (6,421,988)

Other expense:
  Loan guarantee fees                    1,750,000             -
  Interest expense                          21,195             -
                                     --------------  ------------

    Other expense, net                   1,771,195             -
                                     --------------  ------------

Net loss                             $   3,470,067   $ 6,421,988
                                     ==============  ============

Basic and diluted net loss per
  common share                       $       (0.17)  $     (1.39)
                                     ==============  ============

Weighted average shares outstanding     20,724,204     4,632,881
                                     ==============  ============

     See  notes  to  consolidated  financial  statements.

                                           BERENS INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                                 THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                             TO DECEMBER 31, 1999
                                                  ----------

                                                                                           LOSSES
                                                                                         ACCUMULATED
                                        COMMON  STOCK        ADDITIONAL    RECEIVABLES   DURING  THE
                                     --------------------     PAID-IN          FROM      DEVELOPMENT TREASURY
                                       SHARES     AMOUNT      CAPITAL      STOCKHOLDERS     STAGE      STOCK      TOTAL
                                     ----------  --------  --------------  ------------  ------------  ------  ------------
Balance at inception, February 26,
  1999                                        -  $      -  $           -   $         -   $         -   $    -  $         -

Net proceeds from initial capital-
  ization                             2,893,250     2,893        198,107             -             -        -      201,000

Recapitalization effective June 15,
  1999                                  737,505       738           (738)            -             -        -            -

Common stock issued as compensation
  to consultants                        858,495       858         59,142             -             -        -       60,000

Stock options issued as employee
  compensation and for payment of
  legal fees                                  -         -        746,011             -             -        -      746,011

Issuance of common stock upon ex-
  ercise of stock options               659,250       659          5,934             -             -        -        6,593

Issuance of common stock for ac-
  quisition of Artmovement.com       12,960,000    12,960      8,250,197    (3,000,000)            -        -    5,263,157

Receipt of cash from stockholders
  under loan commitment                       -         -              -       100,000             -        -      100,000

Loan to stockholder                           -         -              -       (48,775)            -        -      (48,775)

Net loss                                      -         -              -             -    (6,421,988)       -   (6,421,988)
                                     ----------  --------  --------------  ------------  ------------  ------  ------------

Balance at December 31, 1999         18,108,500  $ 18,108  $   9,258,653   $(2,948,775)  $(6,421,988)  $    -  $   (94,002)
                                     ==========  ========  ==============  ============  ============  ======  ============

                 See notes to consolidated financial statements.

                                            BERENS INDUSTRIES, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                                  THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                                              TO DECEMBER 31, 1999
                                                   ----------

                                                                                               LOSSES
                                                                                             ACCUMULATED
                                             COMMON  STOCK       ADDITIONAL    RECEIVABLES   DURING  THE
                                         --------------------     PAID-IN         FROM       DEVELOPMENT   TREASURY
                                           SHARES     AMOUNT      CAPITAL      STOCKHOLDERS     STAGE        STOCK        TOTAL
                                         ----------  --------  --------------  ------------  ------------  ------------ -----------
Balance at December 31, 1999             18,108,500  $ 18,108  $   9,258,653   $(2,948,775)  $(6,421,988)  $         - $   (94,002)

Collection of receivables from
  stockholders                                    -         -              -       273,775             -             -     273,775

Loans to stockholders                             -         -              -      (175,848)            -             -    (175,848)

Default on subscription receivable                -         -              -     2,700,000             -    (2,700,000)          -

Treasury stock issued to a related
  party                                           -         -     (2,350,000)     (350,000)            -     2,700,000           -

Proceeds from private placements of
  common stock                              759,280       759        438,926             -             -             -      439,685

Capital contribution by a stockholder
  for trading violations                          -         -         55,893             -             -             -       55,893

Common stock issued as compensation       3,361,575     3,362        794,015             -             -             -      797,377

Common stock issued for loan guarantees   2,000,000     2,000      1,748,000             -             -             -    1,750,000

Net loss                                          -         -              -             -    (3,470,067)            -  (3,470,067)
                                         ----------  --------  --------------  ------------  ------------  ------------ -----------

Balance at December 31, 2000             24,229,355  $ 24,229  $   9,945,487   $  (500,848)  $(9,892,055)  $         -  $ (423,187)
                                         ==========  ========  ==============  ============  ============  ============ ===========

                See notes to consolidated financial statements.

                            BERENS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                  THE PERIOD FROM INCEPTION, FEBRUARY 26, 1999,
                              TO DECEMBER 31, 1999
                                   __________


                                                     YEAR ENDED    INCEPTION TO
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                   --------------  ------------
Cash flows from operating activities:
  Net loss                                         $  (3,470,067)  $(6,421,988)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation expense                                  16,734         1,618
    Website development cost                                   -     5,263,157
    Stock and stock option compensation expense          797,377       806,011
    Provision for doubtful accounts                       15,647             -
    Loan guarantee fees paid with common stock         1,750,000             -
    Changes in operating assets and liabilities:
      Increase in accounts receivable, trade             (13,658)       (1,989)
      Increase in prepaid license fees                    69,300       (69,300)
      Decrease in other assets                             1,259        (1,259)
      Increase in accounts payable                       222,399        18,025
      Increase in accrued liabilities                     96,395        17,863
                                                   --------------  ------------

        Net cash used in operating activities           (514,614)     (387,862)
                                                   --------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                    (168,239)       (7,640)
  Loan to stockholder                                   (175,848)      (48,775)
  Collections on loan to stockholder                      48,775             -
                                                   --------------  ------------

        Net cash used in investing activities           (295,312)      (56,415)
                                                   --------------  ------------

Cash flows from financing activities:
  Proceeds from note payable to bank                     100,000       150,000
  Proceeds from sale of common stock and other
    capital contributions                                495,578       207,593
  Proceeds from subscription receivable                  225,000       100,000
                                                   --------------  ------------

        Net cash provided by financing
          activities                                     820,578       457,593
                                                   --------------  ------------

Net increase in cash and cash equivalents                 10,652        13,316

Cash and cash equivalents at beginning of
  period                                                  13,316             -
                                                   --------------  ------------

Cash and cash equivalents at end of period         $      23,968   $    13,316
                                                   ==============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest expense                   $      21,195   $         -
                                                   ==============  ============

                 See notes to consolidated financial statements.
                                       F-8

                             BERENS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

     Berens Industries, Inc. (the "Company") through its wholly-owned subsidiary, Artmovement.com, Inc. ("Artmovement), is involved in the development of an online auction site for sale of exclusive paintings, antiques and other art works and in internet hosting activities. Following is a description of its significant accounting policies:

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


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     Periodically, the Company evaluates the carrying value of its computer and office equipment and other long-lived assets by comparing the anticipated future net cash flows associated with those assets to the related net book value. If an impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.

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

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances periodically exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers in the United States. The Company provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

     REVENUE  RECOGNITION
     --------------------

     Revenues from website and internet hosting service are recognized upon performance of the services.


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic and dilutive net loss per common share for the year ended December 31, 2000 and the period from inception, February 26, 1999, to December 31, 1999 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods. All common stock equivalents were antidilutive in both periods.

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


                                     Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     RECENT  PRONOUNCEMENTS
     ----------------------

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of these new standards is not expected to have a material impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The implementation of SAB 101 did not have a material impact on the Company's results of operations or financial position.

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to support its operations. During the year ended December 31, 2000 and the period from inception, February 26, 1999, to December 31, 1999, the Company incurred negative financial results as follows:


                                    Continued

                            BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

                                            YEAR  ENDED    INCEPTION TO
                                            DECEMBER 31,   DECEMBER 31,
                                               2000           1999
                                          --------------  ------------
     Net loss                             $  (3,470,067)  $(6,421,988)

     Negative cash flows from operations       (514,614)     (387,862)

     Negative working capital                  (580,714)     (101,283)

     Stockholders' deficit                     (423,187)      (94,002)

     These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In order to address its financial situation, during 1999 management undertook private placements of its common stock, recapitalized its operations, and acquired Artmovement.com, Inc. (See Notes 3 and 4). The Company sold additional shares of its common stock in 2000; however, these steps have not resulted in any significant improvement in the Company's very tight cash flow situation. Accordingly, management is now reviewing its future alternatives. Management believes that its alternatives may include:

     - Merging the company with another business that compliments current activities.

     - Raising additional capital to complete development and commercialize certain internet related services and technologies that management feels may generate reliable cash flows for the Company.

     There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations nor that the Company can raise adequate debt or equity to successfully commercialize its internet related technologies and services. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

     - The ability of the Company to complete the development and sale of commercially viable internet technologies.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.   RECAPITALIZATION
     ----------------

     Effective June 15, 1999, National Air Corporation was acquired by Berensgallery.com, Inc. in a recapitalization transaction accounted for similar to a reverse acquisition without goodwill. National Air Corporation was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition National Air Corporation was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by Berensgallery.com, Inc. for National Air Corporation's net monetary assets, accompanied by a recapitalization. Since this transaction is, in substance, a recapitalization of Berensgallery.com, Inc. and not a business combination, proforma information is not presented.

     Subsequent to the recapitalization, the Company's stockholders approved: 1) changes in the Company's name from National Air Corporation to Berensgallery.com, Inc. and subsequently to Berens Industries, Inc.; 2) a change in the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 shares; and 3) a change in the number of authorized shares of the Company's preferred stock from 2,000,000 shares with par values ranging from $0.10 to $0.25 to 10,000,000 shares with a par value of $0.001.


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


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

4.   ACQUISITION  OF  ARTMOVEMENT.COM,  INC.,  CONTINUED
     ---------------------------------------------------

     Notes  receivable  from  stockholders            $3,000,000
     Website                                           5,263,157
                                                      ----------

                                                      $8,263,157
                                                      ==========

     Artmovement was formed in November 1999 and had no significant operating history. The Company exchanged 12,960,000 newly issued shares for all of the outstanding shares of Artmovement. Upon acquisition of Artmovement, the Website was written down to zero because the net realizable value of the website could not be demonstrated at the date of acquisition (See Note 13).


5.   ACCOUNTS  RECEIVABLE,  NET
     --------------------------

     Accounts  receivable,  net  consists of the following at December 31, 2000:

     Trade  accounts  receivable                      $  15,645
     Allowance  for  doubtful  accounts                 (15,645)
                                                      ----------

                                                      $        -
                                                      ==========



6.   FURNITURE  AND  EQUIPMENT,  NET
     -------------------------------

     Furniture and equipment, net consists of the following at December 31, 2000:

     Office  furniture  and  equipment                $   33,747
     Computer  and  internet  equipment                  111,760
     Telephone  system                                    30,372
                                                      ----------

                                                         175,879
     Less  accumulated  depreciation                     (18,352)
                                                      ----------

                                                      $  157,527
                                                      ==========

     Depreciation expense for the year ended December 31, 2000 and the period from inception, February 26, 1999, to December 31, 2999 was $16,734 and $1,618, respectively.


                                    Continued

                            BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

7.   NOTE  PAYABLE  TO  A  BANK
     --------------------------

     The note payable to a bank at December 31, 2000 consists of amounts due under a $250,000 revolving line of credit bearing interest at the bank's prime rate (9.5% at December 31, 2000) plus 2.0% per year and maturing in June 2001. This note is collateralized by the guarantees of certain primary stockholders/officers of the Company. Subsequent to December 31, 2000, this note was assumed by a related Company controlled by the guarantors.


8.   ACCRUED  LIABILITIES
     --------------------

     Accrued  liabilities  consists  of  the  following  at  December  31, 2000:

     Accrued  license  fees                           $   49,500
     Accrued  professional  fees                          20,000
     Other  accrued  liabilities                          44,758
                                                      ----------

                                                      $  114,258
                                                      ==========


9.     INCOME  TAXES
       -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2000 were as follows:

       Liability
       ---------
       Basis  of  furniture  and  equipment           $    5,700

       Assets
       ------
     Benefit  from  carryforward  of  net
       operating  loss                                   388,978
     Allowance  for  doubtful  accounts                    5,689
     Accrued  license  fees                               16,830
                                                      ----------

       Total  assets                                     411,497

       Less  valuation  allowance                        405,797
                                                      ----------

          5,700

         Net  deferred  tax  asset                    $        -
                                                      ==========


                                    Continued

                            BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

9.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                      YEAR  ENDED         INCEPTION  TO
                                  DECEMBER  31,  2000   DECEMBER  31,  1999
                                 --------------------  ---------------------
                                   AMOUNT     PERCENT    AMOUNT      PERCENT
                                 -----------  -------  ------------  -------
  Benefit for income tax at
    federal statutory rate       $1,179,823     34.0%  $ 2,183,476    34.0%
  Non-deductible compensation
    expense                        (271,108)    (7.8)     (274,044)   (4.3)
  Non-deductible loan guarantee
    fees                           (595,000)   (17.1)            -       -
  Non-deductible meals and
    entertainment                    (1,668)    (0.0)            -       -
  Non-deductible website devel-
    opment costs                          -        -    (1,789,473)  (27.8)
  Increase in valuation
    allowance                      (312,047)    (9.1)     (119,959)   (1.9)
                                 -----------  -------  ------------  -------

    Total                        $        -        -%  $         -       -%
                                 ===========  =======  ============  =======

     At December 31, 1999, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $1,144,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2019. The benefit from utilization of such net operating loss carryforwards incurred prior to December 31, 2000 was significantly limited in connection with the Company's merger with National Air Corporation, Inc. (See Note 3). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.


10.  STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

     During the year ended December 31, 2000 and the period from inception to December 31, 1999, the Company issued 18,108,500 shares and 6,120,855 shares, respectively, of its common stock to acquire businesses, raise money under private placements, compensate employees, obtain loan guarantees and satisfy obligations.


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     During the year ended December 31, 2000, in addition to sales and issuances of its common stock, the Company also assessed a $55,893 penalty against a former director/major stockholder of the Company for profits made on improper trades of the Company's stock. The penalty has been treated as additional paid-in capital.

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended December 31, 1999:
     risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70%; and a weighted-average expected life of the options of 3 years. No options were granted in 2000; therefore, no assumptions for the year ended December 31, 2000 are presented.


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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

       Net  loss  as  reported                                $(6,421,988)
       Proforma  net  loss                                     (6,433,854)
       Proforma  basic  and  dilutive  loss
         per  share                                           $     (1.39)

     A summary of the Company's stock option activity and related information for the period ended December 31, 2000 follows:

                                     NUMBER OF   WEIGHTED-
                                      SHARES     AVERAGE
                                       UNDER     EXERCISE
                                      OPTIONS     PRICE
                                    ----------  ----------
  Outstanding - at inception,
    February 26, 1999                      -   $        -

    Granted                          709,250         0.08
    Exercised                       (659,250)        0.01
    Forfeited                              -            -
                                   ----------  ----------

  Outstanding - December 31, 1999
    and 2000                          50,000   $     1.00
                                   ==========  ==========

     The weighted-average fair value of options granted during the period from inception to December 31, 1999 was $1.05 and all of the options granted expire in 2004.


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

11.  LEASE  COMMITMENT
     -----------------

     Effective July 28, 2000, the Company entered into a sixty month lease for office space. The lease is for a term of five years and includes no provisions for extension. the lease includes lease payments escalation and provisions for other increases to rental payments should certain costs of the landlord increase. Effective February 1, 2001, the Company subleased the office space to a company with certain common ownership with the Company. The sublease is under the same terms as the original lease and the Company is currently operating in office space rent free. Following is a summery of future annual lease payments and sublease receipts at December 31, 2000:

     YEAR ENDING     LEASE    SUBLEASE      NET
     DECEMBER 31,  PAYMENTS   RECEIPTS   PAYMENTS
     ------------  ---------  ---------  ---------
        2001       $  81,432  $  74,646  $   6,786
        2002          82,437     82,437          -
        2003          93,496     93,496          -
        2004          93,496     93,496          -
        2005          54,539     54,539          -
                   ---------  ---------  ---------

        Total      $ 405,400  $ 398,614  $   6,786
                   =========  =========  =========

     Rent expense for the year ended December 31, 2000 and for the period from inception, February 26, 1999, to December 31, 1999 was $47,234 and $-0-, respectively.

12.  RECEIVABLES  FROM  STOCKHOLDERS
     -------------------------------

     Receivables from stockholders at December 31, 2000 represent amounts due from stockholders of Yolana Partnership, Ltd. ("YPL"), a company under common control with the Company. The receivables were acquired in connection with the Company's acquisition of Artmovement (See Note 4). Receivables from stockholders are non-interest bearing, have no formal repayment schedule. The subscription receivable for common stock acquired from Artmovement had an original balance of $3,000,000 and $300,000 of the balance was collected in 1999 and 2000. However, the subscribers defaulted on the remaining subscription amount and the 7,000,000 shares of common stock represented by the receivable


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

12.  RECEIVABLES  FROM  STOCKHOLDERS,  CONTINUED
     -------------------------------------------

     were returned to the Company as treasury stock. YPL obtained an option to purchase the treasury stock at the same price as the previous subscriber. However, due to a major decline in the market value of the Company's common stock, the option price was decreased to $0.05 per share or a total exercise price of $350,000. The Company actually issued the shares to YPL and, accordingly, the option price has been treated as a subscription receivable at December 31, 2000. The Company collected $25,000 of the $350,000 subscription receivable in 2000.


13.  DATABASE  ACCESS  AGREEMENT
     ---------------------------

     In August 1999, the Company entered into a database access agreement with a foreign corporation (the "Owner"). The agreement has a 36 month term and requires monthly payments through August 2002. At December 31, 2000, the Company had recorded a $49,500 accrual under this database access agreement; however, the Company has filed a lawsuit against the Owner for breach of contract. Management believes that the Company may never pay the amounts accrued and should ultimately recover damages from the Owners for breach of contract. Subsequent to year end the Company filed legal actions against the Owner for breach of contract.


14.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     As described in Note 4 to the financial statements, in December 1999 the Company acquired Artmovement. Artmovement's primary asset is a website that provides an auction network for buyers and sellers of art and antiques. Artmovement had previously been spun-off from Mercosur Industries, Inc. ("Mercosur"), a company that was once under common control and management with the Company. Mercosur was dissolved in 2000.

     Prior to the spin-off of Artmovement, Mercosur received a $3,000,000 investment commitment from certain foreign investors. In connection with the spin-off of Artmovement, Mercosur entered into an agreement with Artmovement under which it assigned the $3,000,000 subscription receivable from such foreign investors to Artmovement.


                                    Continued

                             BERENS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

15.  LEGAL  PROCEEDINGS
     ------------------

     The Company is involved in various litigation incidental to its business, which at times may involve claims for significant monetary amounts. However, in all present litigation, the Company is the plaintiff and management believes that any counterclaims that may arise will not result in significant liability to the Company, if any.


16.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the year ended December 31, 2000 and the period from inception, February 26, 1999, to December 31, 2000, the Company engaged in non-cash investing and financing transactions as follows:


                                       YEAR ENDED   INCEPTION TO
                                      DECEMBER 31,  DECEMBER 31,
                                         2000          1999
                                     -------------  -----------
     Common stock issued for note
       receivable                    $     350,000  $         -

     Common stock issued to acquire
       Artmovement.com, Inc.                     -    8,263,157