Form 10KSB/A
period 2000-12-31
BERENS INDUSTRIES INC
filed 2001-04-30
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-KSB/A

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


Issuer's  revenues  for  the  12  months  ended December 31, 2000 were $102,167.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Securities Exchange Act of 1934, in our Form 8-K dated June 30, 1999.

                                    PART III

Items  9.     Directors,  Executive  Officers,  Promoters  and  Control Persons;
              Compliance  with  Section  16(a)  of  the  Exchange  Act.

Our  directors  and  executive  officers  are:

     Name           Age                 Position
     ----           ---                 --------

Marc I. Berens       43     Director and Chief Executive Officer

Jeffrey Hansen       48                 Director

Kurt Lovelace        41         Chief Technical Officer


     Marc I. Berens has served as our chief executive officer and has served as a director since we commenced our current operations in June 1999. In 1998, Mr. Berens co-founded Berensgallery.com, Inc., an online art gallery and auction website which was merged into Berens Industries in 1999. From 1997 to 1999, Mr. Berens was president of Crescent Partners, Ltd. and from 1991 to early 2000, M.I. Berens & Co., Inc., both debt financing firms. From 1991 until 1997, Mr. Berens served as chief executive officer of Mercosur Industries, Inc.

     Jeffrey Hansen has served as a director since July 2000. Mr. Hansen has owned and operated his own law practice for the past twenty years in Houston, Texas. Mr. Hansen has served as president of Simkova, LLC, general partner of Yolana Partnership, Ltd, since July 2000.

     Kurt Lovelace has served as our chief technology officer since August 2000. In addition, Mr. Lovelace is currently the chief executive officer of Mind Root Media, a privately held web design firm. From October 1999 to August 2000, Mr. Lovelace was the senior internet analyst at CNBC.com, working directly for the chief technology officer. While at CNBC.com, Mr. Lovelace developed the site's search engine, tax center, and instituted the use of cache engine technology to speed content delivery. From January 1999 to October 1999, Mr. Lovelace was a chief project manager for Panalpina, Inc., a Switzerland-based global shipping company. From March 1997 to January 1999, Mr. Lovelace was the senior manager of an intranet web development project for Disclosure, Inc. From August 1996 to January 1997, Mr Lovelace was a lead production analyst at Bell Atlantic, in Reston, Virginia.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for a Form 4 for Mr. Berens for October 2000 reporting six transactions, which was filed in November 2000, and a Form 4 for Mr. Berens for November 2000 reporting six transactions, which was filed in January 2001, and a Form 4 for Mr. Berens for December 2000 reporting three transactions, which was filed in February 2000. Mr. Lovelace has not filed a Form 3, which should have been filed in September 2000. Mr. Hansen has not filed a Form 3, which should have been filed in August 2000.

Item  10.    Executive  Compensation

     The following tables contain compensation data for our chief executive officer for the fiscal year ended December 31, 2000. No executive officer or director received in excess of $100,000 in compensation during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                Annual           Long  Term  Compensation
                             Compensation                Awards


Name and                                      Restricted    Securities Underlying   All Other
Principal  Positions     Year  Salary ($)  stock award(s) ($)  Options/SARs (#)  Compensation ($)
-----------------------  ----  ----------  ------------------  ----------------  ----------------
Marc I. Berens,
Chief Executive Officer  2000  $   73,750  $           31,000               --                --

                         1999  $   37,500                  --               --                --

EMPLOYMENT  AGREEMENTS

     In June 1999, Marc I. Berens entered into a three-year employment agreement with Berensgallery.com, Inc., a wholly-owned subsidiary of Berens Industries. The employment agreement provides for a monthly salary of $7,500 for the first year, $10,000 for the second year, and $12,500 for the third year, plus an annual bonus equal to 5% of our pretax operating profit. The employment agreement may be terminated by either party during the term of the agreement.

     We do not have any employment agreements with any other of its officers or directors. We maintain a life insurance policy for Mr. Berens in the amount of $500,000.


ITEM  11.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The following table sets forth, as of April 27, 2001 the number and percentage of outstanding shares of our common stock owned by:

- each person known to beneficially own more than 5% of its outstanding common stock;
-    each  director;
-    each  named  executive  officer;  and
-    all  executive  officers  and  directors  as  a  group.

                                                  NUMBER OF SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK BENEFICIALLY OWNED  PERCENTAGE OF OWNERSHIP
------------------------------------------  -------------------------------  -----------------------
Marc I. Berens                                                   18,388,000                     74.7%

Kurt Lovelace                                                       100,000                      < 1%

Jeff Hansen                                                      16,550,000                     67.2%

All executive officers and directors as a
group (3 persons)                                                18,638,000                     75.7%

     Of the 18,388,000 shares beneficially owned by Mr. Berens, 16,400,000 shares are owned by the Yolana Partnership, Ltd., of which Mr. Berens is a beneficiary, 563,000 shares are owned by the Berens Foundation, a non-profit organization of which Mr. Berens is a trustee, and 1,383,000 shares are owned by Mr. Berens.

     Of the 16,550,000 shares beneficially owned by Mr. Hansen, 16,400,000 shares are owned by the Yolana Partnership, Ltd., of which Mr. Hansen is president of the general partner, and 150,000 shares are owned by Estelle Investments, of which Mr. Hansen is a principal.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In June 1999, we completed as reverse merger with Berensgallery.com, Inc. in which it issued 2,893,250 shares of our common stock to the shareholders of Berensgallery.com, Inc. Of these shares, an aggregate of 2,623,000 shares of our common stock were issued to Mr. Berens and family members of Mr. Berens. In December 1999, we acquired Artmovement.com, Inc. for 12,960,000 shares of our common stock. Of these shares, an aggregate of 5,460,000 shares of our common stock were issued to Messrs. Berens and Hansen, and family members of Mr. Berens. In February 2000, Mr. Berens was issued 250,000 shares of our common stock in exchange for his guarantee of a credit line for Berens Industries.

     In December 2000, we issued to Yolana Partnership, Ltd. 2,000,000 shares of common stock, of which 1,500,000 shares were issued in lieu of services rendered valued at $75,000, and 500,000 shares were issued for $25,000 cash. In December 2000, we issued to Mr. Lovelace 45,000 shares of common stock in lieu of services rendered valued at $3,000. In December 2000, we issued to Mr. Hansen 40,000 shares of common stock in lieu of services rendered at valued at $1,600.

     In January 2001, we issued to Mr. Berens 525,000 shares of common stock in lieu of services rendered in 2000 which were valued at $31,000. In March 2001, we issued to Mr. Berens 750,000 shares of common stock in lieu of services rendered valued at $36,000. In March 2001, Mr. Lovelace was issued 100,000 shares of common stock for services rendered valued at $16,000.


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


Signature                    Title                         Date
---------                    -----                         ----

 /s/  Marc  I.  Berens        Chief Executive Officer     April 30, 2001
----------------------        and  Director
MARC  I.  BERENS


 /s/  Jeffrey  Hansen         Director                    April 30, 2001
---------------------
JEFFREY  HANSEN

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