Form 10QSB
period 2001-03-31
BERENS INDUSTRIES INC
filed 2001-05-21
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
________________________________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 0-22711

                 Nevada                                   87-05065948
                 ------                                   -----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

701 N. Post Oak Road, Suite 350, Houston, Texas                  77024
-----------------------------------------------                  -----
     (Address of Principal Executive Office)                   (Zip Code)

                                 (713) 682-7400
                                ---------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

As of March 31, 2001 registrant had 24,229,355 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                             BERENS INDUSTRIES, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                             BERENS INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial
  Statements:

  Unaudited Consolidated Condensed Balance
    Sheet as of March 31, 2001 and December 31,
    2000                                                                     F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months ended March 31,
    2001 and 2000                                                            F-4

  Unaudited Consolidated Condensed Statement of
    Stockholders' Equity for the three months
    ended March 31, 2001                                                     F-5

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the three months ended March 31,
    2001 and 2000                                                            F-6

Notes to Unaudited Consolidated Condensed
  Financial Statements                                                       F-7

                            BERENS INDUSTRIES, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________


                                               MARCH 31,     DECEMBER 31,
                                                 2001            2000
     ASSETS                                   (UNAUDITED)       (NOTE)
     ------                                  -------------  --------------
Current assets:
  Cash and cash equivalents                  $      3,937   $      23,968
                                             -------------  --------------

    Total current assets                            3,937          23,968

Property and equipment, net of accum-
  ulated depreciation of $2,254 and
  $1,618 at March 31, 2001 and
  December 31, 2000, respectively                 142,871         157,527
                                             -------------  --------------

      Total assets                           $    146,808   $     181,495
                                             =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to bank                       $          -   $     250,000
  Accounts payable                                262,114         240,424
  Accrued liabilities                             132,466         114,258
                                             -------------  --------------

    Total current liabilities                     394,580         604,682
                                             -------------  --------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 25,139,354 and
    24,229,355 shares issued and outstand-
    ing at March 31, 2001 and December 31,
    2000, respectively                             25,139          24,229
  Additional paid-in capital                   10,160,912       9,945,487
  Receivables from stockholders                  (350,000)       (500,848)
  Accumulated deficit                         (10,083,823)     (9,892,055)
                                             -------------  --------------

    Total stockholders' deficit                  (247,772)       (423,187)
                                             -------------  --------------

      Total liabilities and stockholders'
        deficit                              $    146,808   $     181,495
                                             =============  ==============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            BERENS INDUSTRIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________

                                    THREE MONTHS ENDED MARCH 31,
                                     --------------------------
                                         2001          2000
                                     ------------  ------------
Service revenue                      $    11,578   $    12,551

Cost of services                          39,675        59,080
                                     ------------  ------------

  Gross margin                           (28,097)      (46,529)

Selling, general and administrative
  expenses                              (163,671)      137,739
                                     ------------  ------------

Loss from operations                    (191,768)     (184,259)

Interest expense                               -         4,125
                                     ------------  ------------

Net loss                             $  (191,768)  $  (188,384)
                                     ============  ============

Basic and dilutive net loss
  per common share                   $     (0.01)  $     (0.01)
                                     ============  ============

Weighted average shares outstanding   24,684,355    18,749,966
                                     ============  ============

                             See accompanying notes.

                                          BERENS INDUSTRIES, INC.
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                 __________


                                   COMMON  STOCK      ADDITIONAL    RECEIVABLE
                                -------------------    PAID-IN         FROM        ACCUMULATED
                                  SHARES    AMOUNT     CAPITAL     STOCKHOLDERS      DEFICIT       TOTAL
                                ----------  -------  -----------  --------------  -------------  ----------
Balance at December 31, 2000    24,229,355  $24,229  $ 9,945,487  $    (500,848)  $ (9,982,055)  $(423,187)

Collection of receivables from
  stockholders                           -        -            -         45,008              -      45,008

Common stock issued as
  compensation                     909,999      910       71,265              -              -      72,175

Note payable to a bank assumed
  by a stockholder in payment
  of an account receivable and
  as a contribution to addi-
  tional paid-in capital                 -        -      144,160        105,840              -     250,000

Net loss                                 -        -            -              -       (191,768)   (191,768)
                                ----------  -------  -----------  --------------  -------------  ----------

Balance at March 31, 2000       25,139,354  $25,139  $10,160,912  $    (350,000)  $(10,083,823)  $(247,772)
                                ==========  =======  ===========  ==============  =============  ==========

                             See accompanying notes.

                            BERENS INDUSTRIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                           2001        2000
                                        ----------  ----------
Cash flows from operating activities:
  Net loss                              $(191,768)  $(160,278)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                            126,729     (49,982)
                                        ----------  ----------

        Net cash used in operating
          activities                      (65,039)   (210,260)
                                        ----------  ----------

Cash flows from investing activities:
  Purchase of computers and equipment           -        (428)
  Loan to stockholder                           -     (48,775)
                                        ----------  ----------

        Net cash used in investing
          activities                            -     (49,203)
                                        ----------  ----------

Cash flows from financing activities:
  Proceeds from note payable to bank            -     150,000
  Repayment of note payable to bank             -    (139,000)
  Proceeds from sale of common stock            -     502,995
  Collection of receivable from
    stockholder                            45,008     161,198
                                        ----------  ----------

        Net cash provided by financing
          activities                       45,008     675,193
                                        ----------  ----------

Net increase (decrease) in cash and
  cash equivalents                        (20,031)    415,730

Cash and cash equivalents at
  beginning of period                      23,968      13,316
                                        ----------  ----------

Cash and cash equivalents at end of
  period                                $   3,937   $ 429,046
                                        ==========  ==========

                             See accompanying notes.

                             BERENS INDUSTRIES, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________

1.     BASIS  OF  PRESENTATION
       -----------------------

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2000, as reported in the Form 10-KSB, have been omitted.


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


                                    Continued

                             BERENS INDUSTRIES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

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

6.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

       During the quarter ended March 31, 2000, a major stockholder of the Company assumed a $250,000 bank note to repay a $105,840 stockholder receivable and to contribute to additional paid-in capital. The major stockholder has also agreed to return 7,000,000 shares of the Company's common stock to treasury in exchange for cancellation of a $350,000 subscription receivable, if the acquisition of certain assets of Crescent Services Corporation is successfully completed (see Note 7).

7.     ACQUISITION  OF  CRESCENT  SERVICES  CORPORATION  ("CSC")
       ---------------------------------------------------------

       Effective April 18, 2001, the Company signed a letter of intent to acquire certain assets of CSC d/b/a Crescent Broadband for $150,000. The Company will finance the transaction and the operation of CSC through the issuance of approximately $1,200,000 of convertible preferred stock that, upon conversion, will provide the preferred stockholders with approximately 90% ownership of the Company.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     During the three-month period ended March 31, 2001, we generated $11,578 in revenue from our operations. The majority of our revenues were generated from website hosting activities. We do not feel that this activity will sustain our business because low revenues and related liquidity problems have caused us to curtail our website hosting operations. We have developed what we believe to be useful Internet technologies that we hope to commercialize or sell to assist with our current liquidity problems, but the success or commercial viability of those technologies is not assured.

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

RESULTS  OF  OPERATIONS

     During the three months ended March 31, 2001, we generated service revenue of $11,578 from website hosting activities and made the transition from a development stage enterprise to an operating company. Following is a description of the results of our operations.

THREE  MONTHS  ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2000
----

     During the three months ended March 31, 2001, service revenues from website hosting activities decreased $973 in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was due to the general downturn in the business cycle.

     Selling, general and administrative expenses increased by $25,932 in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was due to a significant overall increase in corporate activity.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had an accumulated deficit of $10,083,823 incurred since inception, and funded by paid-in capital, debt, and use of our common stock in acquisitions. At March 31, 2001, we also had cash and cash equivalents of $3,937. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the three months ended March 31, 2001, we collected a note receivable from a stockholder in the amount of $45,008.

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

     Based on our current plan of operation we anticipate that our monthly operating expenditures will increase and will average approximately $30,000 per month for the next twelve months. Operating expenditures include administrative expenses, web site development, and professional fees. These amounts are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     We have reduced our operating budget accordingly so that we will have enough cash to operate through June 2001. We have reduced our expenditures on marketing and business development, and are operating at a level significantly below that required to fully execute our business plan. By operating under such a restricted budget, we may not be able to proceed with our long-term business plan and marketing strategy as originally intended. We will continue to operate on a reduced budget until we raise additional funds to execute our business plan.

     In April 2001, we entered into a letter of intent with Crescent Services Corporation ("Crescent"), a company currently seeking protection under Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas, to acquire certain assets of Crescent subject to the bankruptcy court's approval. In connection therewith, we will perform a reverse stock split on approximately 5-for-1 basis, and issue convertible preferred stock which is convertible into approximately 90% of the post-split shares of our outstanding common stock, in exchange for $600,000 cash. Of the $600,000, $150,000 will be used to acquire certain assets of Crescent, and the remainder will be used for general working capital purposes. In addition, our majority shareholder will return to Berens Industries, approximately 7,000,000 shares, on a post-split basis, in exchange for the cancellation of a subscription receivable. There is no assurance that the bankruptcy court will approve this acquisition or that we will otherwise be able to close on the transaction.

     If we are unable to close on the transaction, we will be required to curtail our expansion, seek other external financing, or otherwise bring cash flows into balance. If the acquisition does note close or we are not able to raise additional funding, we may have to limit our operations to an extent that we cannot presently determine. The effect on our business may include the sale of our assets, the curtailment of business operations, or the cessation of business operations. Currently, we do not generate significant revenues from the services that we provide and do not expect to generate significant revenues for the foreseeable future. Although we have no commitments for capital, we may raise additional funds through:

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

     The report from our independent accountants, included in our Annual Report on Form 10-KSB, includes an explanatory paragraph, which describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. We may incur losses for the foreseeable future due to the significant costs associated with website development and marketing activities which will be necessary for successful commercialization of Artmovement.com. See "Financial Statements - Report of Independent Accountants" included in our annual report on Form 10-KSB for the year ended December 31, 2000.

                                    PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, and 3-5 are omitted.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The following information sets forth certain information for all securities we issued during the quarter ended March 31, 2001, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     Through March 31, 2001, we issued to our chief executive officer and our chief technical officer, 1,275,000 shares of common stock for services rendered, and 100,000 shares of common stock for services rendered, respectively. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as both officers are accredited investors, and since the transactions were non-recurring and privately negotiated.

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


                                         Berens  Industries,  Inc.




Date:  May  21,  2001                    //s//  Marc  I.  Berens
                                         -----------------------
                                         Marc I. Berens, Chief Executive Officer
                                         and  Principal  Financial  Officer