Form 10QSB
period 2001-06-30
BERENS INDUSTRIES INC
filed 2001-08-13
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                             BERENS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-22711


          Nevada                                      87-05065948
          ------                                      -----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


701  North  Post  Oak,  Road,  Suite  630,  Houston,  Texas      77024
-----------------------------------------------------------      -----
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

Yes  [X]  No  [ ]

As of August 1, 2001 registrant had 26,143,495 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS




                             BERENS INDUSTRIES, INC.
                                   __________


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                             BERENS INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                            PAGE
                                                                            ----

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Unaudited  Consolidated  Condensed  Balance
    Sheet  as  of  June  30,  2001  and  December  31,
    2000                                                                    F-3

  Unaudited  Consolidated  Condensed  Statement  of
    Operations  for  the  three  months  and  six
    months  ended  June  30,  2001  and  2000                               F-4

  Unaudited  Consolidated  Condensed  Statement  of
    Stockholders'  Equity  for  the  six  months
    ended  June  30,  2001                                                  F-5

  Unaudited  Consolidated  Condensed  Statement  of
    Cash  Flows  for  the  six  months  ended  June  30,
    2001  and  2000                                                         F-6

Notes  to  Unaudited  Consolidated  Condensed
  Financial  Statements                                                     F-7

                             BERENS INDUSTRIES, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________

                                               JUNE 30,       DECEMBER 31,
                                                 2001            2000
     ASSETS                                   (UNAUDITED)       (NOTE)
     ------                                  --------------  ------------
Current assets:
  Cash and cash equivalents                  $       4,553   $    23,968
                                             --------------  ------------

    Total current assets                             4,553        23,968

Property and equipment, net of accum-
  ulated depreciation of $44,565 and
  $18,352 at June 30, 2001 and
  December 31, 2000, respectively                  132,577       157,527
                                             --------------  ------------

      Total assets                           $     137,130   $   181,495
                                             ==============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to bank                       $           -   $   250,000
  Note payable to a related party                   32,000             -
  Accounts payable                                 256,774       240,424
  Accrued liabilities                              157,257       114,258
                                             --------------  ------------

    Total current liabilities                      446,031       604,682
                                             --------------  ------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 25,910,994 and
    24,229,355 shares issued and outstand-
    ing at June 30, 2001 and December 31,
    2000, respectively                              25,911        24,229
  Additional paid-in capital                    10,260,020     9,945,487
  Receivables from stockholders                   (350,000)     (500,848)
  Accumulated deficit                          (10,244,832)   (9,892,055)
                                             --------------  ------------

    Total stockholders' deficit                   (308,901)     (423,187)
                                             --------------  ------------

      Total liabilities and stockholders'
        deficit                              $     137,130   $   181,495
                                             ==============  ============


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                            BERENS INDUSTRIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________

                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                           --------------------------  --------------------------
                               2001          2000          2001          2000
                           ------------  ------------  ------------  ------------
Service revenue            $     4,017   $   102,608   $    15,595   $   115,159

Cost of services                13,765        13,824        53,440        15,515
                           ------------  ------------  ------------  ------------

  Gross margin                  (9,748)       88,784       (37,845)      (99,644)

Selling, general and
  administrative expenses      167,261       405,223       330,932       604,467
                           ------------  ------------  ------------  ------------

Loss from operations          (177,009)     (316,439)     (368,777)     (504,823)

Other income                    16,000             -        16,000             -

Interest expense, net             -            4,631          -            4,631
                           ------------  ------------  ------------  ------------

Net loss                   $  (161,009)  $  (321,070)  $  (352,777)  $  (509,454)
                           ============  ============  ============  ============

Basic and dilutive net
  loss per common share    $     (0.01)  $     (0.02)  $     (0.01)  $     (0.03)
                           ============  ============  ============  ============

Weighted average shares
  outstanding               25,287,623    18,901,380    25,207,267    18,825,673
                           ============  ============  ============  ============


                             See accompanying notes.

                                     BERENS INDUSTRIES, INC.
                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                               FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                             __________

                                    COMMON  STOCK      ADDITIONAL   RECEIVABLE
                                --------------------    PAID-IN        FROM       ACCUMULATED
                                  SHARES     AMOUNT      CAPITAL    STOCKHOLDERS    DEFICIT       TOTAL
------------------------------  ----------  --------  -------------  ----------  -------------  ----------
Balance at December 31, 2000    24,229,355  $ 24,229  $   9,945,487  $(500,848)  $ (9,892,055)  $(423,187)

Collection of receivables from
  stockholders                           -         -              -     45,008              -      45,008

Common stock issued as
  compensation                   1,681,639     1,682        170,373          -              -     172,055

Note payable to a bank assumed
  by a stockholder in payment
  of an account receivable and
  as a contribution to addi-
  tional paid-in capital                 -         -        144,160    105,840              -     250,000

Net loss                                 -         -              -          -       (352,777)   (352,777)
                                ----------  --------  -------------  ----------  -------------  ----------

Balance at March 31, 2000       25,910,994  $ 25,911  $  10,260,020  $(350,000)  $(10,244,832)  $(308,901)
                                ==========  ========  =============  ==========  =============  ==========


                            See accompanying notes.

                            BERENS INDUSTRIES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________

                                       SIX MONTHS ENDED JUNE 30,
                                        ----------  ----------
                                           2001        2000
                                        ----------  ----------
Cash flows from operating activities:
  Net loss                              $(352,777)  $(509,454)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                            256,354     312,229
                                        ----------  ----------

        Net cash used in operating
          activities                      (96,423)   (197,225)
                                        ----------  ----------

Cash flows from investing activities:
  Purchase of computers and equipment           -     (14,496)
  Loan to stockholder                           -     (48,775)
                                        ----------  ----------

        Net cash used in investing
          activities                            -     (63,271)
                                        ----------  ----------

Cash flows from financing activities:
  Proceeds from note payable to bank            -     150,000
  Repayment of note payable to bank             -    (150,000)
  Proceeds from note payable to a
    related party                          32,000           -
  Proceeds from sale of common stock
    and other capital contributions             -     439,685
  Collection of receivable from
    stockholder                            45,008     200,000
                                        ----------  ----------

        Net cash provided by financing
          activities                       77,008     639,685
                                        ----------  ----------

Net increase (decrease) in cash and
  cash equivalents                        (19,415)    379,189

Cash and cash equivalents at
  beginning of period                      23,968      13,316
                                        ----------  ----------

Cash and cash equivalents at end of
  period                                $   4,553   $ 392,505
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


6.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

       During the quarter ended March 31, 2000, a major stockholder of the Company assumed a $250,000 bank note in payment of a $105,840 stockholder receivable and as a contribution to additional paid-in capital. Effective July 19, 2000, the major stockholder returned 7,000,000 shares of the Company's common stock to treasury for cancellation of a $350,000 subscription receivable in connection with the Solis Transaction (See
       Note  7).

       During the quarter ended June 30, 2000, the Company provided investment consulting services to an affiliate and received fees totaling $16,000 based on the performance of the investments. Such fees are shown as other income in the accompanying consolidated condensed statement of operations.


7.     SUBSEQUENT  EVENT  -  BUSINESS  COMBINATION  WITH  SOLIS  COMMUNICATIONS
       ------------------------------------------------------------------------
       CORPORATION
       -----------

       Effective July 19, 2001, the Company entered into a stock exchange agreement under which the Company agreed to merge with Solis
       Communications Corporation in a reverse acquisition (the "Solis Transaction") in which Solis is the ultimate acquirer.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis for the three-month period as of June 30, 2001 and for the six-month periods ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will", "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

     During the three-month period ended June 30, 2001, we generated $4,017 in revenue from our operations. The majority of our revenues were generated from website hosting activities. We do not feel that this activity will sustain our business because low revenues and related liquidity problems have caused us to curtail our website hosting operations. We have developed what we believe to be useful Internet technologies that we hope to commercialize or sell to assist with our current liquidity problems, but the success or commercial viability of those technologies is not assured.

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

RESULTS  OF  OPERATIONS

     During the six months ended June 30, 2001, we generated service revenue of $15,595 from website hosting activities and made the transition from a development stage enterprise to an operating company. Following is a description of the results of our operations.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH  THE THREE MONTHS ENDED JUNE 30 ,
--------------------------------------------------------------------------------
2000
----

     During the three months ended June 30, 2001, service revenues from website hosting activities decreased $98,591 in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was due to downturns in the business cycle

     Selling, general and administrative expenses decreased by $237,962 in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was due to a significant overall decrease in corporate activity.

SIX  MONTHS  ENDED  JUNE  30, 2001 COMPARED WITH  THE SIX MONTHS ENDED JUNE 30 ,
--------------------------------------------------------------------------------
2000
----

     During the six months ended June 30, 2001, service revenues from website hosting activities decreased $99,564 in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was due to downturns in the business cycle

     Selling, general and administrative expenses decreased by $273,535 in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was due to a significant overall decrease in corporate activity.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had an accumulated deficit of $10,244,832 incurred since inception, and funded by paid-in capital, debt, and use of our common stock in acquisitions. At June 30, 2001, we also had cash and cash equivalents of $4,553. We do not expect to make any major capital expenditures in the foreseeable future, but we do expect that operating losses will continue until such time as website operations generate sufficient revenues to fund our continuing operations, and we cannot be sure when or if that will occur.

     We have financed our operations mainly through the sale of our common stock and we have been entirely dependent on outside sources of financing for continuation of our operations. During the three months ended June 30, 2001, we generated advisory fees from an affiliate in the amount of $16,000 which we recorded as other income.

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

     In April 2001, we entered into a letter of intent with Crescent Services Corporation ("Crescent") to acquire certain assets in exchange for $150,000 cash consideration. In connection with the agreement to acquire the assets, we will perform a 5-for-1 reverse stock split, and issue convertible preferred stock which is convertible into approximately 90% of the post-split shares of outstanding common stock, we will issue in exchange for $600,000 cash and cash equivalents.

SUBSEQUENT  EVENTS

     On July 23, 2001, we entered into a Stock Exchange Agreement with the shareholders of Solis Communications, Inc. ("Solis"). Solis is a Texas corporation that is in the co-location hosting and connectivity systems business. Solis was originally founded by Robert E. Davis to capitalize on the telecommunications' industry economic downturn by providing affordable co-location facilities to Internet service providers.

     Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of Solis Communications, Inc., which became a wholly-owned subsidiary. In exchange, we issued an aggregate of 600 shares of our new Series A Convertible Non-Redeemable Preferred Stock to the three shareholders of Solis, who were Robert E. Davis, Jeff Olexa and Manfred Sternberg. On a fully convertible basis, the former shareholders of Solis beneficially own an aggregate of approximately 140,000,000 shares of our common stock. Each of the three former shareholders of Solis directly own 200 shares of our Series A Preferred Stock at this time.

     Each share of the Series A Preferred Stock is convertible into 233,333 shares of Common Stock (on a post-split basis) at the option of Solis. If all 600 shares of Series A Preferred Stock is converted into Common Stock, Solis will receive 28,000,000 shares of Common Stock (on a post-split basis), or approximately 88.1% of the outstanding Common Stock. The Series A Preferred Stock shall not receive dividends.

     Of the $600,000 received from the sale of the Series A Preferred Stock, we intend to use $150,000 to purchase certain assets of Crescent Services Corporation ("Crescent"), a Houston, Texas based company that provides broadband and wireless services. An involuntary petition under Chapter 7 of the U.S. Bankruptcy Code ("Code") was filed against Crescent in the U.S. Bankruptcy Court in the Southern District of Texas Crescent in January 2001. In February 2001, Crescent converted the case to a voluntary petition under Chapter 11 of the Code. We intend to use the remaining $450,000 for working capital.

     Concurrently with the investment by Solis, Yolana Partnership, Ltd., which beneficially owns 16,400,000 shares of Common Stock (on a pre-split basis), has agreed to: (1) cancel 7,000,000 shares of Common Stock in exchange for the canceling a subscription receivable for $350,000; (2) lock-up 7,400,000 shares of Company common stock until June 30, 2002, unless a change of control occurs prior thereto in which case the 7,400,000 shares will be released immediately; and (3) place 2,000,000 shares of Common Stock in escrow, which shares shall be released to the Yolana Partnership on a pro-rata basis upon the Company paying off approximately $150,000 in liabilities with funds raised in future private placement offerings. If the $150,000 in liabilities are not paid off on or about December 31, 2001, any of the 2,000,000 shares which have not been released from escrow to the Yolana Partnership shall be returned to Berens Industries.

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

            public  offerings of equity securities or convertible

            debt, private offerings of equity or debt securities, or

            other  sources.

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

                                     PART B

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, and 3-S are omitted.

ITEM  2.     Changes  In  Securities  And  Use  Of  Proceeds

     The following information sets forth certain information for all securities we issued during the quarter ended June 30, 2001, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     During the quarter ending June 30, 2001, we issued to our chief executive officer and our chief technical officer, 556,600 shares of common stock for services rendered, and 75,000 shares of common stock for services rendered. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as both officers are accredited investors, and since the transactions were non-recurring and privately negotiated.

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


                                         Berens  Industries,  Inc.



Date:  August 13, 2001                   /s/  Manfred Sternberg
                                         ---------------------------------------
                                         Manfred Sternberg, Chief Executive
                                         Officer and Principal Financial Officer