Form 10QSB
period 2001-09-30
CRESCENT COMMUNICATIONS  INC
filed 2001-11-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

             For  the  quarterly  period  ended  September 30, 2001

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934



                          Crescent Communications, Inc.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-22711


             Nevada                                      87-05065948
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     701 North Post Oak, Road, Suite 630, Houston, Texas             77024
      (Address of Principal Executive Office)                      (Zip Code)

                                 (713) 682-7400
              (Registrant's Telephone Number, Including Area Code)


                             BERENS INDUSTRIES, INC.
                                  (Former Name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.

                                Yes  [X]  No  [ ]

November 9, 2001, the registrant had 3,828,699 shares of Common Stock outstanding.

                                     Part I

ITEM  1.   FINANCIAL STATEMENTS



                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                                   __________




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  for the period from inception, July 23, 2001,

                              to September 30, 2001

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                                TABLE OF CONTENTS

                                   __________


                                                                            PAGE
                                                                            ----
Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of
    September 30, 2001                                                       F-3

  Unaudited Condensed Statement of Operations
    for the period from inception, July 23,
    2001, to September 30, 2001                                              F-4

  Unaudited Condensed Statement of Stockholders
    Equity for the period from inception,
    July 23, 2001, to September 30, 2001                                     F-5

  Unaudited Condensed Statement of Cash Flows
    for the period from inception, July 23,
    2001, to September 30, 2001                                              F-6

Notes to Unaudited Condensed Financial
  Statements                                                                 F-7

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                        UNAUDITED CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                           $   3,875
  Accounts receivable, net of allowance for
    doubtful accounts of $2,000                                         148,467
  Prepaid and other                                                      41,292
                                                                      ----------

    Total current assets                                                193,634

Property and equipment, net of accumulated
  depreciation of $30,143 at September 30, 2001                         431,827

Goodwill, net of accumulated amortization
  of $337                                                               200,006

Other assets                                                             46,558
                                                                      ----------

      Total assets                                                    $ 872,025
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Note payable to bank                                                $  90,000
  Note payable to a related party                                        32,500
  Accounts payable                                                      236,926
  Accrued liabilities                                                   328,453
  Deferred revenue                                                       85,867
                                                                      ----------

    Total current liabilities                                           773,746

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 3,828,699 shares issued
    and outstanding at September 30, 2001                                 3,828
  Series A Convertible Non-Redeemable Preferred
    stock, $.001 par value, 20,000,000 shares
    authorized; 600 issued and outstanding at
    September 30, 2001                                                        1
  Additional paid-in capital                                            596,171
  Receivable from stockholder                                          (104,976)
  Accumulated deficit                                                  (396,745)
                                                                      ----------

    Total stockholders' equity                                           98,279
                                                                      ----------

      Total liabilities and stockholders' equity                      $ 872,025
                                                                      ==========


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO SEPTEMBER 30, 2001

                                   __________


Service revenue                                                      $  287,111

Cost of services                                                        153,790
                                                                     -----------

  Gross margin                                                          133,321

Selling, general and administrative expenses                            504,784

Depreciation and amortization                                            30,480
                                                                     -----------

Loss from operations                                                   (401,943)

Other income                                                              5,198
                                                                     -----------

Net loss                                                             $ (396,745)
                                                                     ===========

Basic and diluted net loss per common share                          $    (0.10)
                                                                     ===========

Weighted average shares outstanding                                   3,828,699
                                                                     ===========


                             See accompanying notes.

                                                  CRESCENT COMMUNICATIONS, INC.
                                                (FORMERLY BERENS INDUSTRIES, INC.)
                                       UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE PERIOD FROM INCEPTION, JULY 23, 2001,
                                                       TO SEPTEMBER 30, 2001
                                                            __________

                                    COMMON  STOCK      PREFERRED  STOCK  ADDITIONAL  RECEIVABLE
                                ---------------------  ----------------   PAID-IN       FROM      ACCUMULATED
                                 SHARES      AMOUNT    SHARES   AMOUNT    CAPITAL    STOCKHOLDER    DEFICIT     TOTAL
                                ---------  ----------  -------  -------  ---------  -------------  ----------  ----------
Balance at inception,
  July 23, 2001                   100,000  $    1,000        -  $     -  $599,000   $   (384,910)  $       -   $ 215,090

Reverse acquisition effective
  July 23, 2001 (Note 2)        3,728,699       2,828      600        1    (2,829)             -           -           -

Collection of subscription
  receivable from stock-
  holder                                -           -        -        -         -        279,934           -     279,934

Net loss                                -           -        -        -         -              -    (396,745)   (396,745)
                                ---------  ----------  -------  -------  ---------  -------------  ----------  ----------

Balance at September 30,
   2001                         3,828,699  $    3,828      600  $     1  $ 596,171  $   (104,976)  $(396,745)  $  98,279
                                =========  ==========  =======  =======  =========  =============  ==========  ==========


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO SEPTEMBER 30, 2001

                                   __________


Cash flows from operating activities:
  Net loss                                                            $(396,745)
  Adjustments to reconcile net loss to net cash
    used in operating activities                                        178,686
                                                                      ----------

        Net cash used in operating activities                          (218,059)
                                                                      ----------

Cash flows from investing activities:
  Purchase of computers and equipment                                   (47,588)
  Cash received upon acquisition of Berens                                4,553
                                                                      ----------

        Net cash used in investing activities                           (43,035)
                                                                      ----------

Cash flows from financing activities:
  Proceeds from note payable to bank                                     90,000
  Collection of receivable from stockholder                             279,934
  Payment of asset acquisition debt                                    (104,965)
                                                                      ----------

        Net cash provided by financing activities                       264,969
                                                                      ----------

Net decrease in cash and cash equivalents                                 3,875

Cash and cash equivalents at beginning of period                              -
                                                                      ----------

Cash and cash equivalents at end of period                            $   3,875
                                                                      ==========


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

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


2.   REVERSE  ACQUISITION
     --------------------

     Effective July 23, 2001, Berens Industries, Inc. ("Berens") acquired Solis Communications, Inc. ("Solis") in a reverse acquisition transaction (the "Transaction") accounted for using the purchase method. Because Solis shareholders emerged from the Transaction with approximately 88% ownership of the combined entity, Berens Industries was the "acquired" company, but remains the surviving legal entity. Prior to the transaction, Berens was a public corporation with certain long-lived assets that had ceased all current operations. Accordingly, the transaction was treated as an issuance of stock by Solis for Berens' net assets and liabilities resulting in a purchase price of $423,220 paid through the assumption of liabilities as follows:

     Assets  acquired
     ----------------

          Cash                                                          $  4,553
          Property and equipment                                         218,324
          Goodwill                                                       190,230
          Other intangibles                                               10,113
                                                                        --------

                                                                        $423,220
                                                                        ========

        Liabilities assumed
        -------------------

          Note payable to a related party (Yolana
            Berens)                                                       32,500
          Accounts payable                                               154,606
          Payroll liability                                               45,035
          Payroll tax liability                                           86,114
          Liability for asset acquisition                                104,965
                                                                        --------

                                                                        $423,220
                                                                        ========


                                   Continued

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                   __________

2.   REVERSE  ACQUISITION,  CONTINUED
     --------------------------------

     Under the terms of the stock exchange agreement (the "Agreement") that formed the basis of the Transaction, Berens issued 600 shares of new Series A convertible non-redeemable preferred stock for 100% of issued and outstanding shares of Solis.

     Solis, at the time of the Agreement, was a newly established, closely held corporation that was formed for the purpose of capitalizing on the telecommunications industry downturn. The Company believes that it will achieve its purpose by providing affordable co-location facilities to internet service providers. Subsequent to the Agreement, the Company's stockholders approved a change in the Company's name from Berens Industries, Inc. to Crescent Communications, Inc.


3.   STOCKHOLDERS'  EQUITY
     ---------------------

     REVERSE  STOCK  SPLIT
     ---------------------

     Effective September 24, 2001, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock split has been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock split have been restated to reflect the stock split on a retroactive basis.

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     Effective July 19, 2001, the Company's board of directors authorized the issuance of 600 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $1,000 per share. Each share of Series A convertible preferred stock may be converted, at the option of the shareholder, into 46,795 shares of common stock with fractional shares permitted.


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


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                   __________


5.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     At the inception of the Company, a founding stockholder contributed certain assets as follows:

         Computer  equipment                                        $  196,060
         Security  deposit                                              19,030
                                                                    ----------

                                                                    $  215,090
                                                                    ==========

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

    This management's Discussion and Analysis for the period since inception July 23, 2001 through September 30, 2001, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

     We are a Nevada corporation that began operations on July 23, 2001, providing co-location hosting and connectivity systems to small to mid-size businesses in Texas.

     The Company was formed through a Stock Exchange Agreement ("Agreement") whereby the shareholders of Solis Communications, Inc ("Solis") exchanged all the issued and outstanding shares of Solis for 600 shares of newly issued Series A Convertible Non-Redeemable Preferred Stock of Berens Industries, Inc. ("Berens"). Solis, the ultimate acquirer of Berens in this reverse merger, agreed to contribute $600,000 cash and cash equivalents. Berens was a development stage enterprise involved in the development of an online auction site for exclusive paintings and other art works. At the date of the Agreement, Berens had ceased all activity due to their inability to generate sufficient revenue or obtain additional capital funding. This transaction is exempt from section  4.2  of  the  Securities  Act.

     On September 17, Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of common stock, or approximately 87.9% of the outstanding common stock. The Series A Preferred Stock does not receive dividends.

     Of the $600,000 committed under the Agreement, $105,000 was used to purchase certain assets of Crescent Services Corporation, a Houston, Texas based company that provided broadband and wireless services. The assets were purchased under the review and approval of the court appointed trustee as part of an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code, filed against Crescent in the U.S. Bankruptcy Court in the Southern District of Texas in January 2001. Approximately $196,000 of connectivity assets were contributed by Solis as partial satisfaction of its $600,000 commitment and $194,000 was used to fund working capital requirements. An additional $105,000 remains due under the agreement which the Company intends to use for working capital.

RESULTS  OF  OPERATIONS

     During the period since inception ending September 30, 2001, the Company has experienced significant month over month revenue growth. Total revenue from connectivity systems, web site hosting, engineering services and hardware sales was $287,111 for the period. Cost of sales, which includes approximately $40,000 non-recurring charges, were $153,790 which generated a 46% gross margin.

     Selling, general and administrative expenses were $504,784 for the initial period, which included approximately $58,000 non-recurring acquisition related expenses. The Company acquired approximately $47,000 of fixed assets during the period, in addition to the $105,00 purchased by Berens and $196,000 contributed by Solis, that were required to provision connectivity services for customers. No significant additional capital expenditures are currently planned.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2001 the Company had cash and cash equivalents of $3,875. Operations since inception have been funded by the capital committed as part of the Agreement, a $150,000 bank line of credit and internal operations. The Company has taken steps to reduce its monthly operating expenses, and based on current monthly revenue growth trends, expects to be cash flow break even from operations by the end of the second quarter of 2002.

     The Company is seeking additional capital to fund expected future operating costs, however; no commitments for any funding have been obtained at this time. We believe this funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

     If we are unable to raise additional funding, we may have to limit our operations to an extent that we cannot presently determine. The effect on our business may include the sale of certain assets, the reduction or curtailment of new customer acquisition, reduction in the scope of current operations or the cessation of business operations.

     Our ability to achieve profitability will depend upon our ability to raise additional operating capital, continued growth in demand for connectivity services and our ability to execute and deliver high quality, reliable connectivity services. We have experienced rapid sales growth since inception as many connectivity providers have exited the marketplace and we have moved quickly to serve their customer bases. We anticipate more connectivity provider churn and believe we will continue to successfully secure these unserved customer bases.

                                    PART   B

   Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 through 4 are omitted.

                        Item   5.       Other Information

         The Company appointed James E. Hausman, age 45, as its Chief Financial Officer on August 27, 2001. Mr. Hausman has worked as a financial consultant to a variety of telecommunications and technology companies since January 2000.
      Prior to this period Mr. Hausman was the Vice President of Finance and Administration of Houston Cellular Telephone Company from September 1988 until
    December 1999. Mr. Hausman has a B.S. in Accounting from the University of
                      Kentucky (1978) and is a Texas C.P.A.

                Item   6.       Exhibits and Reports on Form 8-K

     (a.) The  following  exhibits  are to be filed as part of this Form 10-QSB:

                                      None

     (b.) Reports  on  Form  8-K.

                            Berens Industries, Inc.
    Form 8-K filed July 23, 2001 reporting Item 1. & 2. Change in Control of
              Registrant and Acquisition or Disposition of Assets.

                            Crescent Communications, Inc.
           Form 8-K filed September 17, 2001 reporting Item 5. Other Event

                                   SIGNATURES



     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Crescent Communications, Inc.

Date:  November          , 2001               /s/  Manfred Sternberg
                 -------                      ----------------------------------
                                              Manfred Sternberg,
                                              Chief Executive Officer


Date:  November          , 2001               /s/  James Hausman
                 -------                      ----------------------------------
                                              James Hausman
                                              Chief Financial Officer