Form 10QSB/A
period 2001-09-30
CRESCENT COMMUNICATIONS  INC
filed 2001-11-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                               AMENDMENT NUMBER 1



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

                                      None

     (b.) Reports  on  Form  8-K.

                            Berens Industries, Inc.
    Form 8-K filed July 23, 2001 reporting Item 1. & 2. Change in Control of
              Registrant and Acquisition or Disposition of Assets.

                            Crescent Communications, Inc.
           Form 8-K filed September 17, 2001 reporting Item 5. Other Event

                                   SIGNATURES



     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Crescent Communications, Inc.

Date:  November 14, 2001                      /s/  Manfred Sternberg
                --                             ---------------------------------
                                              Manfred Sternberg,
                                              Chief Executive Officer


Date:  November 14, 2001                      /s/  James Hausman
                --                             ---------------------------------
                                              James Hausman
                                              Chief Financial Officer