Form 10KSB
period 2001-12-31
CRESCENT COMMUNICATIONS  INC
filed 2002-04-01
CIK 768216

Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 Or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended: December 31, 2001

[ ]   Transition Report Pursuant to Section 13 Or 15(D) of the
      Securities Exchange Act Of  934 for the Transition
      Period from       to
                  -----    -------

                        COMMISSION FILE NUMBER: 0-22711

                          Crescent Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          NEVADA                                        87-05065948
(State or Other Jurisdiction of               (IRS Employer dentification No.)
Incorporation or Organization)


             701 North Post Oak Rd., Suite 630, Houston, Texas 77024 (Address of Principal Executive Offices, Including Zip Code)

                                 (713) 682-7400
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(B) of The Exchange Act:
Title of Each Class Not: Applicable.
Name of Each Exchange on Which Registered:  Not Applicable

Securities Registered Pursuant To 12(G) of The Exchange Act:
Title of Each Class: Common Stock,  $.001 Par Value

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the
past  90  days.   Yes  [X]                 No  [ ]

     Indicate  by  check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 2001 were $654,843. The aggregate market value of Common Stock held by non-affiliates of the registrant at March 27, 2002, based upon the last reported sales prices on the Over-the-Counter Bulletin Board, was $2,139,350. As of March 27, 2002, there were approximately 4,278,699 shares of Common Stock outstanding.

                                     PART I

     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as, "may," "will," "should," "estimates," "predicts," "potential," continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors thjat could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business Risk Factors" and throughout this form 10-K.

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

     The Company was formed through a Stock Exchange Agreement ("Agreement") whereby the shareholders of Solis Communications, Inc ("Solis") exchanged all the issued and outstanding shares of Solis for 600 shares of newly issued Series A Convertible Non-Redeemable Preferred Stock of Berens Industries, Inc. ("Berens"). Solis, the ultimate acquirer of Berens in this reverse merger, agreed to contribute $600,000 cash and cash equivalents. Berens began operations as d.b.a. Crescent Broadband, a broadband network service provider
(NSP), serving as a nexus for Internet connectivity, application delivery, co-location hosting and security to the small-to-mid-tier business markets. At the date of the agreement, Berens was a development stage enterprise involved in the development of an online auction site for exclusive paintings and other art works, and had ceased all activity due to their inability to generate sufficient revenue or obtain additional capital funding.

On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of common stock, or approximately 87.9% of the outstanding common stock. The Series A Preferred Stock does not receive dividends.

     Of the $600,000 committed under the Agreement, $105,000 was used to purchase certain assets of Crescent Services Corporation, a Houston, Texas based company that provided broadband and wireless services. The assets were purchased under the review and approval of the court appointed trustee as part of an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code, filed against Crescent in the U.S. Bankruptcy Court in the Southern District of Texas in January 2001. Approximately $196,000 of connectivity assets were contributed by Solis as partial satisfaction of its $600,000 commitment and $194,000 was used to fund working capital requirements. An additional $136,975 remains due under the agreement which the Company intends to use for working capital.

OPERATIONS

     Headquartered in Houston, Texas, CRESCENT BROADBAND is a broadband network service provider (NSP) serving as a nexus for Internet connectivity, application delivery, co-location hosting and security to the small-to-mid-tier business markets (one to 1,000 employees). Crescent's services are driven by exclusive relationships with Application Service Providers (ASPs) and their customers, by Multi-Tenant and Multi-Dwelling Unit (MTU and MDU) deployments, and by individualized solutions for larger enterprises.

     In contrast with traditional Internet Service Providers (ISPs) and their expensive "one-customer-at-a-time" acquisition models in a commoditized market, Crescent is growing its subscriber base through arrangements that expand its ability to reach end-users in a "one-to-many" relationship, while in an environment of reduced competition. In particular, relationships with ASPs are resulting in double-digit growth rates in connectivity customers while creating multiple revenue streams for the Company.

     Crescent Broadband has acquired the assets of a Cisco-Powered Network(TM) as its core infrastructure, which is co-located in Houston with Level3 Communications and Colo.com. Backbone Internet connectivity is delivered over the nation-wide ATM capabilities of network partners such as AT&T, SBC Corporation, QWEST, and IP Communications.


PRODUCTS

APPLICATION  HOSTING/DELIVERY  AND  CO-LOCATION
-----------------------------------------------

      Crescent currently provides hosting and co-location services to Application Service Providers who capitalize on the ability of Crescent's infrastructure to reach their customers. Crescent's value proposition to the ASP is that of end-to-end accountability to the ASP customers. By hosting and delivering the application on the same backbone network, the ASP experiences superior performance, availability, and end-user support. This key differentiator from traditional hosting providers means that each new customer of the ASP is also a potential source of broadband connectivity revenue for Crescent. Crescent is paid by the ASP on a per-user basis for providing state-of-the art servers and multiple backbone connectivity in a hardened climate-controlled facility with 24-hour security, monitoring and maintenance. Crescent may also be paid on a per-customer basis for individualized connectivity, either bundled with the charges for the application or provided directly to the end-user.

CONNECTIVITY
------------

      Crescent's connectivity offerings range from 128Kbps to 600 Mbps, employing a variety of delivery models, including DSL, shared connectivity delivered over 100Mbs Ethernet in a MTU/MDU deployment, traditional T1 and ISDN, and dial-up connections. Crescent also offers high-speed ATM and Frame-Relay connectivity, in conjunction with its high-speed managed Virtual Private Networking service (VPN).

     VPNs enable companies to connect their offices, mobile workers, and business partners with dramatically reduced cost by leveraging the vast, shared communications infrastructure of the Internet or a Service Provider's shared backbone, thus avoiding the long-distance charges of traditional private networks. With today's technology, VPNs enable companies to reduce recurring wide area network (WAN) cost, improve data security, increase network performance and availability, and simplify network operations. Crescent utilizes the Cisco 5008 Enterprise VPN Concentrator to deliver this powerful tool to the customer, providing a truly "managed end-to-end VPN Solution". These enterprise solutions can easily scale to a company's growth, connecting 25 users as easily as 2500.

     The Company also provides standard web hosting as an additional service offering with options based on usage, storage requirements, and bandwidth.

HARDWARE
--------

      As a component of connectivity solutions, Crescent also sells, installs, and maintains network management components such as routers, Ethernet switches, and load-balancing devices from vendors like Dell, Cisco, Radware, etc. As part of its network security solutions, Crescent also sells and configures hardware components for corporate firewalls. When these hardware components are sold as part of an enterprise network solution, they typically drive additional revenue in the form of professional engineering services.

PROFESSIONAL  AND  MANAGED  SERVICES
------------------------------------

      Crescent derives revenue from professional services performed by its engineers or outsourcing partners relative to design, configuration, installation, monitoring, and maintenance. As part of a complete solution Crescent offers high-end network services such as monitoring and maintenance of sophisticated VPNs and security implementations (firewalls). Unlike many Service Providers, Crescent's core network infrastructure is especially designed and equipped to offer these high-level managed services.


PARTNERS

NETWORK  PARTNERS
-----------------

     The Company benefits from leveraging the infrastructure of its network partners, which includeLevel (3) Communications, Colo.com, SBC Communications, Time-Warner, IP Communications, QWEST, and AT&T. These partners allow Crescent to offer tier-1 facilities for hosting and collocation with multiple paths to the Internet, and to extend the reach of its network to nationwide coverage without significant additional investment in infrastructure. While these relationships are transparent to the end user, they allow the Company to focus on those service components that attract multiple customers and recurring revenue. Additionally, leads for enterprise network integration projects are generated from certain network partners whose motivation is to have their own circuits included as part of a value-added solution.


ASP  PARTNERS
-------------

     ASPs comprise a key component of Crescent's existing revenue and growth strategy. The sales force of the ASP brings connectivity customers to Crescent, along with increased hosting revenue as the ASP expands its user base. By specifying Crescent as its connectivity partner, the ASP benefits from consistent superior service and from increased levels of performance related to delivering the application, along with single-source trouble shooting since Crescent both hosts and distributes the application. The end-user views Crescent's connectivity services as a component of the application, which positions us as a value added connectivity provider. This improves our competitive advantage and favorably positions Crescent with other commodity pricing competitors. The company has enjoyed particular success with ASPs serving the medical community, including MDServe and Global Healthcare.


REGULATION

     In general, internet and data services are not regulated at the federal level. ISPs are not required to pay access charges to local telephone companies. Similarly, local phone companies cannot impose any charges on the ISP, even if they are forced to pay reciprocal compensation for traffic delivered by an Incumbent Local Exchange Carrier (ILEC) or Competitive Local Exchange Carrier
(CLEC) to that ISP, because the phone company has no direct billing relationship with the ISP.

     The FCC has a special exemption for ISPs, under which ISPs are treated as local phone customers and are exempt from interstate access charges paid by carriers. Thus, rather than paying higher access charges, ISPs simply purchase phone lines from the local phone company.



COMPETITION

     The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

          -    access and content providers, such as AOL, Microsoft and Prodigy;

          - local, regional and national Internet service providers, such as PSINet, EarthLink, and Mindspring;

          - regional, national and international telecommunications companies, such as Southwestern Bell, Worldcom and Allegiance Telecom.

          - On-line services offered by incumbent cable providers such as Time Warner.

          -    DSL providers such as Covad and Winstar.

     Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete in our markets.


RISK FACTORS

RISK  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important risk factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securitites Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factiors that could cause actual events or results to differ materially from our forward-looking statements. You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

BECAUSE  WE  HAVE  A LIMITED OPERATING HISTORY, OUR FUTURE SUCCESS IS UNCERTAIN.

     We have a limited operating history for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in our securities. Although we believe our business strategy is sound, we can provide no assurance that we will be able to generate significant revenue from our future operations. In addition, our business strategy requires some level of capital investment, which we do not currently have. Although we are actively seeking additional funding, we have no firm commitments for such funding at this time, and there is no assurance that we will be able to raise additional funding in the future.

WE ARE DEPENDENT ON OUTSIDE SOURCES OF CAPITAL TO FUND OUR OPERATIONS.

     We have relied on outside funding to support our cash flow requirements to fund operations and growth. If we are unable to attract sufficient capital through equity or dept markets, we may have to consider alternatives that include:

          - Sale of additional securities that may have a significant dilultive impact on existing shareholders;

          - Reduction of key operating personnel that may have a negative impact on our long -term ability to operate;

          -    Business combination or merger.

The company is considering all alternatives to raise sufficient cash to operate and fund growth.

WE  EXPECT  TO  CONTINUE  TO  HAVE  LOSSES  AND  WE MAY NEVER BECOME PROFITABLE.

     We cannot assure you that we will ever achieve profitability or, if we ever achieve profitability, that it will be sustainable. Since inception, we have experienced an accumulated net loss of $1,213,366.

We  anticipate  increased  expenses  as  we  continue  to:

          -    expand and improve our infrastructure;

          -    expand our sales and marketing efforts; and

          -    pursue additional industry relationships.

     As an emerging growth company, we do not have the operating experience to estimate what the extent of these expenditures will be at this time, but they will increase as we expand.

OUR  SUCCESS  DEPENDS  ON  OUR  ABILITY  TO  ATTRACT  AND  RETAIN KEY  PERSONNEL

     Our success is substantially dependent on the continued service and performance of our senior management and key personnel. The loss of any key management could have a negative effect on our business. If we do lose any of these people, we will be required to hire new employees, which is time consuming and may not be possible due to the shortage of qualified personnel in our industry. Our future success also depends on our ability to attract, hire, and retain other highly skilled personnel. Competition for personnel in our industry is intense, and we may not be able to successfully attract, assimilate, or retain qualified personnel.

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

These events could lead to delays, loss of data, or interruptions in service, which could subject us to liability or loss of business that may materially and adversely affect our ability to operate.


OUR  MARKET  IS  INTENSELY  COMPETITIVE.

     The market for our services is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can initiate service at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. The principal competitive factors in our market include the following:

          -    system  reliability;

          -    customer  service;

          -    pricing;

          -    brand  recognition;

     Current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other broadband connectivity and web hosting companies may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to attract customers than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. We may be unable to compete successfully against current and future competitors.

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

     In addition, the following factors, among others, may cause the price of our common stock to fluctuate:

          - sales of large amounts of our common stock by current shareholders;

          -    new legislation or regulation;

          -    variations in our revenue, net income and cash flows;

          - the difference between our actual results and the results expected by investors and analysts;

          - announcements of new service offerings, marketing plans or price reductions by us or our competitors;

          -    technological innovations, and

          -    mergers, acquisitions or strategic alliances.

EMPLOYEES

     At December 31, 2001 we had 23 employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.


ITEM  2.    DESCRIPTION OF PROPERTY

      Our headquarters are located in Houston, Texas at a leased facility that is approximately 6,032 square feet. The lease calls for payments of $6,870 per month in 2002, increasing to $7,791 per month in January 2003 through July
31, 2005. At the present time, we consider this space to be adequate to meet our needs.


ITEM  3.    LEGAL PROCEEDINGS

     None.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART  II


ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS

     Our  common  stock  trades  under  the  symbol "CCES" on the OTC Electronic
Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low bid prices per share of our common stock since inception, July 23, 2001. These prices have been adjusted for the 5-for-1 reverse stock split effective September 24, 2001 and reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                             HIGH    LOW
                             -----  -----
FISCAL 2000
-----------
First Quarter *              $4.00  $0.69
Second Quarter *             $3.34  $0.88
Third Quarter *              $1.00  $0.34
Fourth Quarter *             $0.53  $0.05

FISCAL 2001
-----------
First Quarter *              $0.95  $0.10
Second Quarter *             $1.50  $0.25
Third Quarter                $1.10  $0.35
Fourth Quarter               $0.89  $0.18

* This quarter reflects pre-acquisition trading which is not reflective of current trading.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that we may deem relevant. We have not paid any dividends during the period since inception July 23, 2001 through December 31, 2001 and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In November 2001, we issued 450,000 shares of common stock under a Private Placement Offering for an aggregate purchase price of $45,000. We believe this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act, since the transaction was to accredited investors.


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

     Of the $600,000 committed under the Agreement, $105,000 was used to purchase certain assets of Crescent Services Corporation, a Houston, Texas based company that provided broadband and wireless services. The assets were purchased under the review and approval of the court appointed trustee as part of an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code, filed against Crescent in the U.S. Bankruptcy Court in the Southern District of Texas in January 2001. Approximately $196,000 of connectivity assets were contributed by Solis as partial satisfaction of its $600,000 commitment and $194,000 was used to fund working capital requirements. In January 2002, Solis contributed the balance due of $136,975 under the agreement.

PERIOD SINCE INCEPTION THROUGH DECEMBER 31,2001

During the period since inception ending December 31, 2001, the Company has experienced significant month over month revenue growth. Total revenue from connectivity systems, web site hosting, engineering services and hardware sales was $654,843 for the period. Cost of sales, which includes approximately $97,616 non-recurring charges, were $590,072 which generated a 18% gross margin.

     Selling, general and administrative expenses were $1,170,003 for the initial period, which included approximately $647,400 in personnel expenses and $58,000 non-recurring acquisition related expenses. The Company acquired approximately $171,000 of fixed assets during the period, in addition to the $105,00 purchased by Berens and $196,000 contributed by Solis, that were required to provision connectivity services for customers. No significant additional capital expenditures are currently planned.

     The Company has taken steps to make major reductions in selling, general and administrative expense, including staff and salary reductions, and reductions in all areas of corporate activity. In exchange for salary reductions employees have been granted stock options with an exercise price of $.05 per common share. The Company plans to continue offering stock options to certain employees in lieu of certain cash compensation to conserve operating cash.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2001 the Company had cash and cash equivalents of $10,773. Operations since inception have been funded by the capital committed as part of the Agreement, convertible debt provided by stockholders, vendor financing and internal operations. In 2002 the Company has raised $284,000 in debt financing, convertible into common shares at $.05 per share. The Company has taken steps to reduce its monthly operating expenses, and based on current monthly revenue growth trends, expects to be cash flow break even from operations by the end of 2002.

The Company is seeking additional capital to fund expected future operating costs until cash flow break even can be attained. The Company is considering all options, including a recently executed letter of intent with Secured Medical Networks, that will provide the Company with up to $2,500,000 in operating capital for an ultimate 50% ownership position in the Company. The Company is continuing to review this proposal and others. We believe funding alternatives include public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding that we obtain would cause substantial dilution to current stockholders.

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

     The report from our independent accountants, included in this Annual Report on Form 10-KSB, includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. See "Financial Statements - Report of Independent Accountants " included elsewhere in this annual report on Form 10-KSB.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     Our financial statements, commencing on page F-1, have been audited by Ham, Langston, Brezina, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL ERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following is a list of our directors and executive officers as of March 1, 2002, including such person's name, age, positions and offices held with Crescent Communications, Inc., the period served in such position and the prior employment of such person:

     Name            Age        Position
     ----            ---        --------

Manfred  Sternberg   41         Director and Chief Executive Officer

Robert  Davis        44         Director

Jeff  Olexa          43         President  and  Director

James  Hausman       45         Chief  Financial  Officer


     Manfred Sternberg, age 41, has been Chief Executive Officer and a director since inception. Prior to founding Crescent Communications, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas. He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas, Louisiana and the District of Columbia and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization.

     Robert Davis, age 44, has been a Director since July 2001. Mr. Davis was the founder of Solis Communications, Inc., which was acquired by the Company in July 2001. Mr. Davis is also involved in the energy industry, having founded several successful companies including, Upland Energy, Inc. in 1985, MPH Production Co. in 1988, and. Laguna Rig Service, Inc. in 1999. Mr. Davis has been the President of Upland Energy, Inc. since its incorporation and has primarily been involved in the oil and gas business since that time. Mr. Davis received a BBA in Finance from Texas A&M University in 1980.

     Jeff Olexa, age 43, has been President and a director since inception. He has 17 years experience in Technical and Consultative selling in the Telecommunications and Internet industries. Mr. Olexa was previously employed with CXR Telecom, and National Business Group, a nation-wide integration company where he served as Regional Manager over the South Central Region. Prior to his commercial experience, Mr. Olexa was in the armed forces where he maintained an Air Force telecommunication facility.

     Jim Hausman, age 45, has been CFO since September 2001. Mr. Hausman has 13 years of experience in the Telecommunications industry. Mr. Hausman served for 12 years as the CFO of Houston Cellular Telephone Company, the largest wireless provider in Houston, Texas, Mr. Hausman has most recently worked with emerging telecommunications companies to source funding from private capital and debt markets, while assisting with the development and implementation of their strategic growth plans. Mr. Hausman is a CPA with a BS in Accounting from the University of Kentucky.


Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934:

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following tables contain compensation data for our chief executive officer for the fiscal year ended December 31, 2000. No executive officer or director received in excess of $100,000 in compensation during the fiscal year ended December 31, 2001.

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------

                                 Annual
                               Compensation                    Long Term Compensation Awards

Name and                                             Restricted        Securities Underlying     All Other
Principal          Position  Year    Salary       ($)stock award(s)     ($) Options/SARs (#)   Compensation
-----------------  --------  ----  -----------  ----------------------  --------------------  --------------
Manfred Sternberg  CEO       2001  $    72,000           None                    None         $  66,185  (1)


Note  (1):     Value  of the note payable conversion feature for funds loaned to the Company by Mr. Sternberg. The value is based on the difference in the common stock conversion price and the market value at the date of the loa n.

EMPLOYMENT AGREEMENTS

       None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 27, 2002 the number and percentage of outstanding shares of our common stock owned by:

- each person known to beneficially own more than 5% of its outstanding common stock;
-    each  director;
-    each  named  executive  officer;  and
-    all  executive  officers  and  directors  as  a  group.

NAME  AND                    NUMBER OF SHARES OF COMMON      PERCENTAGE OF
ADDRESS OF OWNER              STOCK BENEFICIALLY OWNED   BENEFICIAL OWNERSHIP
---------------------------  --------------------------  ---------------------
Manfred Sternberg,                           10,839,383              71.7% (1)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Robert Davis                                 11,483,333              72.9% (2)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Jeff Olexa                                    9,333,333              68.6% (3)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Marc Berens                                     655,000              13.3% (4)
701 N. Post Oak, Suite 350
Houston, TX 77024

James Hausman                                   182,287               4.1% (5)
701 N. Post Oak, Suite 630
Houston, Texas  77024


All executive officers and                   31,838,337              88.2% (6)
directors as a group (4)

Note 1: Of the 10,839,383 shares beneficially owned by Mr. Sternberg, 9,333,333 are common shares issuable upon the conversion of preferred shares, 1,323,700 are common shares issuable upon conversion of certain notes payable at Mr. Sternberg's election, and 182,350 shares are owned by Mr. Sternberg.

Note 2: Of the 11,483,333 shares beneficially owned by Mr. Davis, 9,333,333 are common shares issuable upon the conversion of preferred shares, 2,000,000 are common shares issuable upon conversion of certain notes payable at Mr. Davis's election, and 150,000 shares are owned by Mr. Davis.

Note 3: Of the 9,333,333 shares beneficially owned by Mr. Olexa, 9,333,333 are common shares issuable upon the conversion of preferred shares .

Note 4: Of the 655,000 shares beneficially owned by Mr. Berens, 400,000 shares are owned by the Yolana Partnership, Ltd., of which Mr. Berens is a beneficiary, 105,000 shares are owned by the Berens Foundation, a non-profit organization of which Mr. Berens is a trustee, and 150,000 shares are owned by Mr. Berens.

Note 5: Of the 182,287 shares beneficially owned by Mr. Hausman, 182,287 are common shares issuable upon Mr. Hausman's election to convert options granted with a conversion price of $.10 per share.

Note 6: Of the 31,838,337 shares beneficially owned by Mr's. Sternberg, Davis, Olexa and Hausman, 28,000,000 are common shares issuable upon the conversion of preferred shares, 3,323,700 are common shares issuable upon conversion of certain notes payable at the election of Mr. Sternberg and Mr. Davis, 182,287 are common shares issuable upon Mr. Hausman's election to convert options granted with a conversion price of $.10 per share and 332,350 shares are owned by Mr. Sternberg and Mr. Davis.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Mr. Sternberg was the Chief Executive Officer of Crescent Services Corp. in January 2001, when an involuntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code was commenced against Crescent Services Corp. in a case styled In re: Crescent Services, Inc., Number 01-30189-H4-11, U.S. Bankruptcy Court, Southern District of Texas. Shortly thereafter, this was converted into a Chapter 11 debtor-in-possession proceeding. Manfred Sternberg was the Chief Executive Officer, Director and sole shareholder of Crescent. In July 2001, we purchased certain assets of Crescent for the cash sum of $105,000.

     On July 23, 2001, we entered into a Stock Exchange Agreement with the shareholders of Solis Communications, Inc. Solis Communication, Inc. is a Texas Corporation that is in the co-location hosting and connectivity systems business. Solis was originally founded by Robert E. Davis to capitalize on the telecommunications' industry economic downturn by providing affordable co-location facilities to Internet service providers.

     Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of Solis Communication, which became our wholly-owned subsidiary. In exchange, we issued an aggregate of 600 shares of our new Series A Convertible Non-Redeemable Preferred Stock to the three shareholders of Solis, who were Robert E. Davis, Jeff Olexa and Manfred Sternberg. On a fully converted basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of our common stock. Each of the three former shareholders of Solis directly own 200 shares of our Series A Preferred Stock at this time.

     In October 2001, Mr. Davis and a commonly controlled company loaned the Company $100,000 to fund operating expenses. The loan is convertible at Mr. Davis's election into common stock at a conversion price of $.05 per share. The Company recognized interest expense of $100,000 related to the discount between the conversion price and the common stock's current market price. In March 2002 Mr. Davis loaned the Company $100,000 to fund operating expenses under the same terms and conditions as his previous loan.

     In October 2001, Mr. Sternberg loaned the Company $66,185 to fund operating expenses. The loan is convertible at Mr. Sternberg's election into common stock at a conversion price of $.05 per share. The Company recognized interest expense of $66,185 related to the discount between the conversion price and the common stock's current market price. In January and February 2002, Mr. Sternberg loaned the Company an additional $34,000 under the same terms and conditions as his previous loan.

ITEM 13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a.)      The  following  exhibits  are to be filed as part of this Form 10-QSB:
          None

(b.)      Reports  on  Form  8-K
          None


                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                          Crescent Communications, Inc.


                    -----------------------------------------
                          By: /s/ Manfred Sternberg
                          Manfred Sternberg
                          Director, Chief Executive Officer,
                          Treasurer and Secretary

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title                    Date
-----------------------------------------------------------------------


------------------------                               March 28, 2002
/s/  Manfred Sternberg      Director,
Manfred Sternberg           Chief Executive Officer,
                            Treasurer and Secretary


------------------------                               March 28, 2002
/s/  Robert E. Davis        Director
Robert E. Davis


------------------------                               March 28, 2002
/s/ Jeff Olexa              Director and President
Jeff Olexa


------------------------                               March 28, 2002
/s/  James Hausman          Chief Financial Officer
James  Hausman

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                 --------------



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________


                                                                     PAGE
                                                                     ----

Report of Independent Accountants                                     F-3

Financial Statements:

  Balance Sheet as of December 31, 2001                               F-4

  Statement of Operations for the period from
    inception, July 23, 2001, to December 31, 2001                    F-5

  Statement of Stockholders' Deficit for the period
    from inception, July 23, 2001, to December 31,
    2001                                                              F-6

  Statement of Cash Flows for the period from
    inception, July 23, 2001, to December 31, 2001                    F-7

Notes to Financial Statements                                         F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To  the  Stockholders  and  Directors
Crescent  Communications,  Inc.


We have audited the accompanying balance sheet of Crescent Communications, Inc. (formerly Berens Industries, Inc.) as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the period from inception, July 23, 2001, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Communications, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period from inception, July 23, 2001, to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3, the Company has incurred a significant loss from operations since inception, is in a negative working capital and stockholders' deficit position at December 31, 2001, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/  Ham, Langston & Brezina, L.L.P.

Houston,  Texas
March  21,  2002

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


ASSETS
------
Current assets:
  Cash and cash equivalents                              $    10,773
  Accounts receivable, net of allowance for
    doubtful accounts of $10,892                             176,223
  Prepaid and other                                           21,453
                                                         ------------

    Total current assets                                     208,449

Property and equipment, net of accumulated
  depreciation of $57,200                                    529,134

Goodwill                                                     200,346

Other assets                                                  46,958
                                                         ------------

      Total assets                                       $   984,887
                                                         ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt                      $    36,350
  Current portion of notes payable to related parties        248,685
  Accounts payable                                           566,676
  Accrued liabilities                                        340,712
  Deferred revenue                                            88,985
                                                         ------------

    Total current liabilities                              1,281,408

Long-term debt                                                34,166

Notes payable to related parties                             100,000
                                                         ------------

    Total liabilities                                      1,415,574

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 4,278,699 shares issued and outstanding        4,278
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 600
    issued and outstanding                                         1
  Additional paid-in capital                               1,172,784
  Receivable from stockholder                               (136,976)
  Deferred compensation                                     (257,407)
  Accumulated deficit                                     (1,213,367)
                                                         ------------

    Total stockholders' deficit                             (430,687)
                                                         ------------

      Total liabilities and stockholders' deficit        $   984,887
                                                         ============


                     The accompanying notes are an integral
                      part of these financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                            STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                   ----------


Service revenue                               $   654,843

Cost of services                                  590,072
                                              ------------

Gross margin                                       64,771

Selling, general and administrative expenses    1,106,701
                                              ------------

Loss from operations                           (1,041,930)

Interest expense                                 (171,437)
                                              ------------

Net loss                                      $(1,213,367)
                                              ============

Basic and diluted net loss per common share   $     (0.31)
                                              ============

Weighted average shares outstanding             3,939,623
                                              ============

                     The accompanying notes are an integral
                      part of these financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                   ----------


                                  COMMON STOCK      PREFERRED STOCK     ADDITIONAL    RECEIVABLE
                               ------------------  ------------------    PAID-IN         FROM          DEFERRED      ACCUMULATED
                                SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      STOCKHOLDER    COMPENSATION      DEFICIT
                               ---------  -------  ---------  -------  ------------  -------------  --------------  -------------
Balance at inception,
  July 23, 2001                  100,000  $ 1,000          -  $     -  $   599,000   $   (384,910)  $           -   $          -

Acquisition effective July
  23, 2001 (Note 2)            3,728,699    2,828        600        1       (2,829)             -               -              -

Collection of subscription
  receivable from stock-
  holder                               -        -          -        -            -        247,934               -              -

Issuance of common stock for
  cash and compensation          450,000      450          -        -       69,550              -               -              -

Value of conversion feature
  associated with conver-
  tible debt                           -        -          -        -      166,185              -               -              -

Compensatory stock options
  issued to employees
  (1,363,512 options)                  -        -          -        -      340,878              -        (257,407)             -

Net loss                               -        -          -        -            -              -               -     (1,213,367)
                               ---------  -------  ---------  -------  ------------  -------------  --------------  -------------

Balance at December 31,
  2001                         4,278,699  $ 4,278        600  $     1  $ 1,172,784   $   (136,976)  $    (257,407)  $ (1,213,367)
                               =========  =======  =========  =======  ============  =============  ==============  =============



                                   TOTAL
                               ------------
Balance at inception,
  July 23, 2001                $   215,090

Acquisition effective July
  23, 2001 (Note 2)                      -

Collection of subscription
  receivable from stock-
  holder                           247,934

Issuance of common stock for
  cash and compensation             70,000

Value of conversion feature
  associated with conver-
  tible debt                       166,185

Compensatory stock options
  issued to employees
  (1,363,512 options)               83,471

Net loss                        (1,213,367)
                               ------------

Balance at December 31,
  2001                         $  (430,687)
                               ============


                     The accompanying notes are an integral
                      part of these financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                            STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                   ----------


Cash flows from operating activities:
  Net loss                                         $(1,213,367)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                57,200
    Provision for bad debt                              10,892
    Deferred revenue                                    88,985
    Amortization of loan costs                         166,185
    Common stock issued for compensation                25,000
    Compensatory stock options                          83,471
    Changes in operating assets and liabilities:
      Accounts receivable                             (187,115)
      Prepaid and other assets                         (49,384)
      Accounts payable                                 412,070
      Accrued liabilities                              209,563
                                                   ------------

        Net cash used in operating activities         (396,500)
                                                   ------------

Cash flows from investing activities:
  Purchase of computers and equipment                 (171,950)
  Cash received upon acquisition of Berens               4,553
                                                   ------------

        Net cash used in investing activities         (167,397)
                                                   ------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties       316,185
  Proceeds from long-term debt                          70,516
  Proceeds from issuance of common stock                45,000
  Collection of receivable from stockholder            247,934
  Payment of asset acquisition debt                   (104,965)
                                                   ------------

        Net cash provided by financing activities      574,670
                                                   ------------

Net decrease in cash and cash equivalents               10,773

Cash and cash equivalents at beginning of period          -  _
                                                   ------------

Cash and cash equivalents at end of period         $    10,773
                                                   ============


                     The accompanying notes are an integral
                      part of these financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

     Crescent Communications, Inc. (the "Company") is a Nevada Corporation currently conducting an effort to capitalize on a general telecommunications industry downturn that began during 2000. The Company was originally incorporated as Solis Communications, Inc. ("Solis") on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. Following is a summary of the Company's significant accounting policies:

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

     PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the various classes of depreciable property as follows.

          Furniture and equipment      5-7 years
          Telecommunications networks    5 years
          Computer equipment             3 years

     Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was not deemed necessary.


                                    Continued
                                      F-8

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     INCOME TAXES
     ------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     STOCK-BASED COMPENSATION
     ------------------------

     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     LOSS  PER  SHARE
     ----------------

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2001, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the period from inception, July 23, 2001, to December 31, 2001.

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


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     ACCOUNTING  PRONOUNCEMENTS
     --------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

     GOODWILL
     --------

     Goodwill, which represents the excess of acquisition cost over the net assets acquired in the Company's acquisition of Berens Industries, Inc., is not being amortized because the acquisition was completed after June 30, 2001 and the acquisition is therefore immediately subject to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company must assess goodwill for impairment at least annually using implied fair value estimates that are based upon a hypothetical current purchase price allocation to a reporting unit's assets and liabilities. The resulting goodwill from that hypothetical purchase price allocation is then compared to the recorded goodwill for possible impairment. The fair values used in the hypothetical purchase price allocation should be based on the most reliable indicator of fair value such as quoted market prices in an active market or multiples of earnings or revenues.

     REVENUE  RECOGNITION
     --------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2001, deferred service revenue was $88,985.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

2.   REVERSE ACQUISITION
     -------------------

     Effective July 23, 2001, Berens Industries, Inc. ("Berens") acquired Solis Communications, Inc. ("Solis") in a reverse acquisition (the "Transaction") accounted for using the purchase method. Because Solis shareholders emerged from the Transaction with approximately 88% ownership of the combined entity, Berens Industries was the "acquired" company, but remains the surviving legal entity. Prior to the transaction, Berens was a public corporation with certain long-lived assets that had ceased all current operations. Accordingly, the transaction was treated as an issuance of stock by Solis for Berens' net assets and liabilities resulting in a purchase price of $423,220 satisfied through the assumption of liabilities as follows:

     Assets acquired
     ---------------
       Cash                                               $  4,553
       Property and equipment                              218,321
       Goodwill                                            200,346
                                                          --------

                                                          $423,220
                                                          ========

     Liabilities assumed
     -------------------

       Note payable to Yolana Berens-related party        $ 32,500
       Accrued operating expenses paid by Yolana Berens-
         related party                                      72,770
       Accounts payable                                     81,836
       Payroll liability                                    45,035
       Payroll tax liability                                86,114
       Liability for asset acquisition                     104,965
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

3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has not generated sufficient cash flows from operations to support its continuing operation and has been dependent on debt and equity raised from qualified individual investors. During the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows:


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

       Net loss                            $(1,213,367)
       Negative cash flow from operations     (396,500)
       Negative working capital             (1,072,959)
       Stockholders' deficit                  (430,687)

     These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has raised additional operating cash through a private placement offering of its common stock, restructured certain current obligations into long-term debt and issued stock as compensation to certain employees and vendors in lieu of cash payments. The Company raised cash by entering into certain long-term debt instruments, convertible into common shares of the Company's stock (See Note 5), with certain key shareholders.

     These steps have not resulted in significant improvement in the Company's cash flow and management is considering alternatives to address its critical cash flow situation that include:

     - Raising capital through sale of additional common or preferred stock and/or debt securities.

     - Merging the Company with another business that compliments current activities.

     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of the Company's stock in lieu of cash payments to employees or vendors.

     There can be no assurances that the Company's current cash reserves will be adequate to sustain its operations or that the Company can raise additional capital using debt or equity to support its operations until positive operating cash flows can be achieved. The Company's long-term viability as a going concern is dependent upon the following:

     - The Company's ability to locate sources of debt or equity funding to meet current commitments and near term future requirements.

     - The ability of the Company to achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.


4.   FURNITURE  AND  EQUIPMENT,  NET
     -------------------------------

     Furniture and equipment, net consists of the following at December 31, 2001:

       Computer and internet equipment  $531,594
       Office furniture and equipment     54,740
                                        ---------

                                         586,334
       Less accumulated depreciation     (57,200)
                                        ---------

                                        $529,134
                                        =========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

4.   FURNITURE  AND  EQUIPMENT,  NET,  CONTINUED
     -------------------------------------------

     Depreciation expense for the period from inception, July 23, 2001 to December 31, 2001 was $57,200. All depreciation expense is presented in cost of sales in the accompanying statement of operations.


5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Notes  payable  to  related  parties  at December 31, 2001 were as follows:

     Note payable to Manfred Sternberg and Robert Davis,
       officers/founding stockholders of the Company, under
       a $150,000 line of credit bearing interest at prime
       (4.75% at December 31, 2001) plus 1.25% per year and
       due on demand.  If the note holders do not demand
       payment, the note is payable in monthly payments of
       interest only through May 2002 and in monthly pay-
       ments of principal and interest thereafter, through
       the final payment in May 2004.  This note is collat-
       eralized by substantially all assets of the Company.         $ 150,000

     Convertible notes payable to Manfred Sternberg (officer/
       founding stockholder of the Company), Laguna Rig
       Service, Inc. and Upland Energy, Inc. (companies con-
       trolled by Robert Davis, a officer/founding stockhol-
       der of the Company).  These notes bear interest at a
       stated rate of 8% per year and are due on demand.  If
       demand is not made by the note holders, the final
       maturity dates of these notes will occur at various
       dates through October 2010.  Interest is due monthly.
       These notes provide the holders an option for imme-
       diate conversion into shares of the Company's common
       stock at a conversion price of $0.05 per share.  The
       conversion price at the date these notes were nego-
       tiated was below the fair value of the Company's
       common stock.  Accordingly, these notes were issued
       at discounts equal to their entire stated value and
       because the notes were immediately convertible, the
       discounts were charged directly to interest expense
       at the date the notes were funded, resulting in an
       effective annual interest rate exceeding 100%.                 166,185

     Note payable to Yolana Berens assumed in the Transaction
       (See Note 2).  This note is non-interest bearing, un-
       collateralized, and includes no scheduled repayments.
       This note is presented as a current liability in the
       accompanying balance sheet.                                     32,500
                                                                    ----------

         Total notes payable to related parties                       348,685

     Less current portion                                            (248,685)
                                                                    ----------

                                                                    $ 100,000
                                                                    ==========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
    NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS,  CONTINUED
                                   ----------

5.   NOTES  PAYABLE  TO  RELATED  PARTIES,  CONTINUED
     ------------------------------------------------

     Future maturities of notes payable to related parties at December 31, 2001 are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------

          2002                                                    $248,685
          2003                                                     100,000
                                                                  --------

                                                                  $348,685
                                                                  ========

     Subsequent to December 31, 2001, the Company entered into additional note payable agreements with related parties (See Note 12).

6.   LONG-TERM  DEBT
     ---------------

     Long-term debt at December 31, 2001 consists of a promissory note payable to an individual, bearing interest at 3.5% per year and due in monthly payments of $4,000 including interest, through June 2003. This note is uncollateralized.

     Future  maturities  of  long-term debt at December 31, 2001 are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------
          2002                                                       $36,350
          2003                                                        34,166
                                                                     -------

                                                                     $70,516
                                                                     =======

7.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities consists of the following at December 31, 2001:

       Accrued payroll tax liability                        $208,780
       Accrued sales taxes                                    26,485
       Accrued interest expense                                5,253
       Accrued operating expenses paid by Yolana
         Berens-related party                                 72,770
       Other accrued liabilities                              27,424
                                                            --------

                                                            $340,712
                                                            ========

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------


7.   ACCRUED  LIABILITIES,  CONTINUED
     --------------------------------

     The accrued payroll tax liability was assumed in connection with the reverse acquisition of Berens Industries, Inc. (See Note 2) and all penalties and interest incurred on this liability have been accrued through December 31, 2001. Penalties and interest continue to accrue on this obligation and, accordingly, this payroll tax liability could increase significantly if not settled in the near term in an amount that is satisfactory to the Company. The Company is actively involved in discussions to settle this balance.

     The accrued credit card charges of Yolana Berens represents the credit card debt assumed in connection with the Transaction (See Note 2).

8.   INCOME  TAXES
     -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2001 were as follows:


          Liability
          ---------
          Basis of goodwill                   $   2,003
                                              ----------

           Assets
          -------
           Benefit from carryforward of net
              operating loss                    707,880
           Basis of plant and equipment           2,835
            Allowance for doubtful accounts       3,703
                                              ----------

             Total assets                       714,418

           Less valuation allowance            (712,415)
                                              ----------

                                                  2,003
                                              ----------

              Net deferred tax asset          $    -  _
                                              ==========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the period from inception, July 23, 2001, to December 31, 2001 is as follows:

                                                           AMOUNT    PERCENT
                                                         ----------  ----------

       Benefit for income tax at federal statutory rate  $ 412,545        34.0%
       Non-deductible meals and entertainment                 (316)          -
       Non-deductible interest expense                     (56,502)       (4.7)
       Increase in valuation allowance                    (318,847)      (26.3)
       Non-deductible employee compensation                (36,880)       (3.0)
                                                         ----------  ----------

         Total                                           $    -  _         - _%
                                                         ==========  ==========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   INCOME  TAXES,  CONTINUED
     -------------------------

     At December 31, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,082,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2020. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $1,144,000 of net operating losses incurred prior to July 23, 2001 was significantly limited as a result of the change of control that occurred in connection with the Company's reverse acquisition of Berens Industries, Inc. (See Note 2). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.

9.   STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

     During the period from inception, July 23, 2001, through December 31, 2001, the Company issued 450,000 shares of its common stock under a private placement offering. Compensation expense of $25,000 was recognized in connection with the private placement offering because $250,000 of the shares were sold to an employee at a price below the quoted market price at the date of sale.

     REVERSE  STOCK  SPLIT
     ---------------------

     Effective September 24, 2001, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock split has been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record date of the reverse stock split have been restated to reflect the stock split on a retroactive basis.

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     On July 23, 2001, the Company's board of directors authorized the issuance of 600 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $1,000 per share. Each share of Series A convertible preferred stock may be converted, at the option of the shareholder, into 46,667 shares of common stock with fractional shares permitted.

     STOCK  OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the board of directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant, less a discount approved by the board of directors. The options vest immediately or over a period of time as determined at the date of grant.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ----------

9.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period from inception, July 23, 2001, to December 31, 2001: risk-free interest rate of 4%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70%; and a weighted-average expected life of the options of 3 years.

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the period from inception, July 23, 2001, to December 31, 2001 follows:

       Net loss as reported                                          1,213,367

       Proforma net loss                                            $1,227,357

       Proforma basic and dilutive loss per share                   $     0.31


     A summary of the Company's stock option activity and related information for the period from inception, July 23, 2001, to December 31, 2001 follows:


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  -----------


9.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

                                             NUMBER OF   WEIGHTED-
                                               SHARES     AVERAGE
                                               UNDER      EXERCISE
                                              OPTIONS      PRICE
                                             ----------  ----------
  Outstanding - at inception, July 23, 2001     10,000   $     4.00

    Granted                                  1,363,512         0.10
    Exercised                                        -            -
    Forfeited                                  (10,000)        4.00
                                             ----------  ----------

  Outstanding - December 31, 2001            1,363,512   $     0.10
                                             ==========  ==========

     The weighted-average fair value of options granted during the period from inception, July 23, 2001, to December 31, 2001 was $0.29 and all of the options granted have an original 10 year life and a 9.8 year remaining life at December 31, 2001. Only 39,712 options are currently exercisable at December 31, 2001. The remainder of the options are for continuing employee service and become exercisable as follows: 1,148,800 shares in July 2002 and 175,000 shares in October 2002. The compensation expense associated with these options is being recognized ratably over the service period required of the employees.

     RECEIVABLE  FROM  STOCKHOLDER
     -----------------------------

     The receivable from stockholder at December 31, 2001 represents the balance due from preferred stockholders/directors and/or officers of the Company, for the initial $600,000 capitalization of the Company. This receivable is non-interest bearing and has no stated repayment terms. The receivable was collected in January 2001 (See Note 11).


10.  LEASE  COMMITMENT
     -----------------

     The Company operates from leased office space under an operating lease that expires in July 2005 and includes no provisions for extension. The lease includes lease payments escalation and provisions for other increases to rental payments should certain costs of the landlord increase. The Company also pays monthly access fees to the buildings in which it provides its broadband services. Following is a summary of future annual lease payments at December 31, 2001:


                    OFFICE    BUILDING
     YEAR ENDING     LEASE     ACCESS
     DECEMBER 31,  PAYMENTS     FEES      TOTAL _
     ------------  ---------  ---------  ---------
        2002       $  82,437  $  86,400  $ 168,837
        2003          93,496     86,400    179,896
        2004          93,496     86,400    179,896
        2005          54,539     86,400    140,939
        2006            -  _     59,300     59,300
                   ---------  ---------  ---------

       Total       $ 323,968  $ 404,900  $ 728,868
                   =========  =========  =========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  -----------


10.  LEASE  COMMITMENT,  CONTINUED
     -----------------------------

     Rent expense incurred under operating leases for the period from inception, July 23, 2001, to December 31, 2001 was $47,036.


11.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the period from inception, July 23, 2001, to December 31, 2001, the Company engaged in various related party transactions as follows:

     The Company obtained $316,185 of debt funding from preferred stockholders/directors and/or officers of the Company. These notes payable are described in Note 5. The Company recognized interest expense on notes payable to related parties of approximately $171,000 during the period from inception, July 23, 2001, to December 31, 2001. This interest expense is based upon the difference in value of the convertible note feature and the market value at the date of issuance.


12.  SUBSEQUENT  EVENTS
     ------------------

     In January, February and March 2002, the Company obtained $134,000 of additional debt funding from related parties in order to address its continuing severe liquidity issues. The debt was obtained under terms similar to the convertible notes payable to related parties described in
     Note  5.

     In January 2002 the Company collected the $136,976 receivable from stockholder. This receivable is shown in the accompanying balance sheet at December 31, 2001 as a reduction to stockholders' equity.


13.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     At the inception of the Company, a founding stockholder contributed certain assets as follows:

     Computer  equipment                                             $  196,060
     Security  deposit                                                   19,030
                                                                      ---------

                                                                     $  215,090
                                                                     ==========