Form 10QSB
period 2002-03-31
CRESCENT COMMUNICATIONS  INC
filed 2002-05-15
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended March 31, 2002

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                          Crescent Communications, Inc.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 0-22711


            Nevada                                      76-0640970
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
(Incorporation or Organization)


         701 North Post Oak, Road, Suite 630, Houston, Texas      77024
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

                                Yes  [X]  No  [ ]

May  3,  2002,  the registrant had 4,326,199 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

Part I

ITEM  1.   FINANCIAL STATEMENTS




                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)

                                 --------------


                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS

                                  ------------

                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

Unaudited  Condensed  Balance  Sheet  as  of
  March  31,  2002  and  December  31,  2001                                 F-3

Unaudited  Condensed  Statement  of  Operations
  for  the  three  months  ended  March  31,  2002                           F-4

Unaudited  Condensed  Statement  of  Stockholder's
  Equity  for  the  three  months  ended  March  31,
  2002                                                                       F-5

Unaudited  Condensed  Statement  of  Cash  Flows
  for  the  three  months  ended  March  31,  2002                           F-6

Notes  to  Unaudited  Condensed  Financial
  Statements                                                                 F-7

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 --------------


                                                        MARCH 31,     DECEMBER 31,
     ASSETS                                                2002           2001
     ------                                            ------------  --------------

Current assets:
  Cash and cash equivalents                            $    11,148   $      10,773
  Accounts receivable, net of allowance for
    doubtful accounts of $10,500 and $10,982 at March
    31, 2002 and December 31, 2001, respectively           184,492         176,223
  Prepaid and other                                         27,477          21,453
                                                       ------------  --------------

    Total current assets                                   223,117         208,449

Property and equipment, net of accumulated
  depreciation of $85,928 and $57,200 at March 31,
  2002 and December 31, 2001, respectively                 501,506         529,134

Goodwill                                                   200,346         200,346

Other assets                                                53,861          46,958
                                                       ------------  --------------

    Total assets                                       $   978,830   $     984,887
                                                       ============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt                    $    46,676   $      36,350
  Current portion of notes payable to related parties      248,685         248,685
  Accounts payable                                         567,858         566,676
  Accrued liabilities                                      277,874         340,712
  Deferred revenue                                          98,778          88,985
                                                       ------------  --------------

    Total current liabilities                            1,239,871       1,281,408

Long-term debt                                               1,633          34,166

Notes payable to related parties                           234,000         100,000

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 4,326,199 and 4,278,699 shares
    issued and outstanding at March 31, 2002 and
    December 31, 2001                                        4,326           4,278
  Series A Convertible Non-Redeemable Preferred
    stock, $.001 par value, 20,000,000 shares
    authorized; 600 issued and outstanding at
    March 31, 2002 and December 31, 2001                         1               1
  Additional paid-in capital                             1,495,334       1,172,784
  Receivable from stockholder                                    -        (136,976)
  Deferred compensation                                   (220,008)       (257,407)
  Accumulated deficit                                   (1,776,327)     (1,213,367)
                                                       ------------  --------------

    Total stockholders' deficit                           (496,674)       (430,687)
                                                       ------------  --------------

      Total liabilities and stockholders' deficit      $   978,830   $     984,887
                                                       ============  ==============

                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  -----------

Service revenue                                                   $  425,981

Cost of services                                                     308,653
                                                                  -----------

  Gross margin                                                       117,328

Selling, general and administrative expenses                         539,419
                                                                  -----------

Loss from operations                                                (422,091)

Interest expense                                                     140,869
                                                                  -----------

Net loss                                                          $ (562,960)
                                                                  ===========

Basic and diluted net loss per common share                       $    (0.13)
                                                                  ===========

Weighted average shares outstanding                                4,314,324
                                                                  ===========

                            See accompanying notes.

                                                 CRESCENT COMMUNICATIONS, INC.
                                               (FORMERLY BERENS INDUSTRIES, INC.)
                                               STATEMENT OF STOCKHOLDERS' DEFICIT
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                           ----------


                                  COMMON STOCK     PREFERRED STOCK  ADDITIONAL   RECEIVABLE
                               ------------------  ---------------   PAID-IN        FROM          DEFERRED     ACCUMULATED
                                SHARES    AMOUNT   SHARES  AMOUNT    CAPITAL     STOCKHOLDER    COMPENSATION     DEFICIT
                               ---------  -------  ------  -------  ----------  -------------  --------------  ------------
Balance at December 31, 2001   4,278,699  $ 4,278     600  $     1  $1,172,784  $   (136,976)  $    (257,407)  $(1,213,367)

Collection of subscription
  receivable from stockholder          -        -       -        -      13,024       136,976               -             -

Issuance of common stock for
  compensation                    47,500       48       -        -      13,937             -               -             -

Value of conversion feature
  associated with conver-
  tible debt                           -        -       -        -     134,000             -               -             -

Compensatory stock options
  issued to employees and
  others (788,825 options)             -        -       -        -     161,589             -          37,399             -

Net loss                               -        -       -        -           -             -               -      (562,960)
                               ---------  -------  ------  -------  ----------  -------------  --------------  ------------

Balance at March 31, 2002      4,326,199  $ 4,326     600  $     1  $1,495,334  $          -   $    (220,008)  $(1,776,327)
                               =========  =======  ======  =======  ==========  =============  ==============  ============

                                 TOTAL
                               ----------
Balance at December 31, 2001   $(430,687)

Collection of subscription
  receivable from stockholder    150,000

Issuance of common stock for
  compensation                    13,985

Value of conversion feature
  associated with conver-
  tible debt                     134,000

Compensatory stock options
  issued to employees and
  others (788,825 options)       198,988

Net loss                        (562,960)
                               ----------

Balance at March 31, 2002      $(496,674)
                               ==========


                            See accompanying notes.


                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   ----------

Cash flows from operating activities:
  Net loss                                                            $(562,960)
  Adjustments to reconcile net loss to net cash
    used in operating activities                                        303,643
                                                                      ----------

      Net cash used in operating activities                            (259,317)
                                                                      ----------

Cash flows from investing activities:
  Capital expenditures                                                   (2,101)
                                                                      ----------

        Net cash used in investing activities                            (2,101)
                                                                      ----------

Cash flows from financing activities:
  Proceeds from notes payable to related parties                        134,000
  Payments on notes payable                                             (22,207)
  Collection of receivable from stockholder                             150,000
                                                                      ----------

        Net cash provided by financing activities                       261,793
                                                                      ----------

Net decrease in cash and cash equivalents                                   375

Cash and cash equivalents at beginning of period                         10,773
                                                                      ----------

Cash and cash equivalents at end of period                            $  11,148
                                                                      ==========

                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  -----------

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2001, as reported in the Form 10-KSB, have been omitted.


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

     Assets  acquired
     ----------------

     Cash                                                           $    4,553
     Property  and  equipment                                          218,324
     Goodwill                                                          190,230
     Other  intangibles                                                 10,113
                                                                    ----------

                                                                    $  423,220
                                                                    ==========

     Liabilities  assumed
     --------------------

     Note  payable  to  a  related  party  (Yolana
        Berens)                                                         32,500
     Accounts  payable                                                 154,606
     Payroll  liability                                                 45,035
     Payroll  tax  liability                                            86,114
     Liability  for  asset  acquisition                                104,965
                                                                    ----------

                                                                    $  423,220
                                                                    ==========


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

2.   REVERSE  ACQUISITION,  CONTINUED
     --------------------------------

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


3.   STOCKHOLDERS'  DEFICIT
     ----------------------

     During the quarter ended March 31, 2001, the Company engaged in various transactions affecting stockholders' deficit, as follows:

     - Entered into convertible debt agreement with certain stockholders/officers of the Company and recognized interest expense of $134,000 related to the conversion feature.

     - Collected $150,000 from certain stockholders for a $136,976 subscription receivable and as a capital contribution of $13,024.

     - Due to cash constraints on the Company, $161,587 of compensatory stock options were issued by the Company to retain and compensate certain key employees.


4.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards (ASFAS@) No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


5.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.

6.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     The notes payable to related parties are convertible into common shares of the Company's stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At March 31, 2002 the notes are convertible into 9,653,700 common shares.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This management's Discussion and Analysis as of March 31, 2002 and for the three months ended March 31, 2002, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

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

     Of the $600,000 committed under the Agreement, $105,000 was used to purchase certain assets of Crescent Services Corporation, a Houston, Texas based company that provided broadband and wireless services. The assets were purchased under the review and approval of the court appointed trustee as part of an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code, filed against Crescent in the U.S. Bankruptcy Court in the Southern District of Texas in January 2001. Approximately $165,000 of connectivity assets were contributed by Solis as partial satisfaction of its $600,000 commitment and $194,000 was used to fund working capital requirements. An additional $136,000 remained due under the agreement which was paid by the shareholders of Solis in January 2002 and used for working capital.

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholder's deficit position at March 31, 2002. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2001 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

     During the three months ended March 31, 2002, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $425,981 which compares to $367,732 for the prior three month period ended December 31, 2001. Revenue growth for the period was primarily due to increased recurring connectivity revenue and hardware sales, which increased approximately $12,000 and $57,000, respectively from the prior quarter.

     Cost of sales for the three month period ended March 31, 2002 was $308,653 with a gross margin of $117,328. This compares with cost of sales of $405,802 and a negative gross margin of $(38,070) for the prior three month period ending December 31, 2001. The gross margin percentage increased to approximately 27.5% in the three month period ending March 31, 2002. Cost of sales and the resulting gross margins were favorably impacted by a reduction in non-recurring provisioning and cabling charges to $13,707 compared to $90,520 for the three month periods ending March 31, 2002 and December 31, 2001, respectively.

     Selling, general and administrative expenses were $569,148 for the three month period ended March 31, 2002 which compares to $665,221 for the prior three month period ended December 31, The Company has issued non-qualified stock options to certain employees and contractors in lieu of cash compensation. These options have been valued based on the difference between the option price and the market price of the Company's stock on the date of the grant and included that amount as a reduction of current earnings. For the three month periods ending March 31, 2002 and December 31, 2001 the Company recorded $196,285 and $108,471 in compensation expense related to the issuance of these options, respectively.

     No significant capital expenditures were made in the three month period ended March 31, 2002.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002 the Company had cash and cash equivalents of $11,148. Operations for the three month period ended March 31, 2001 have been funded by the final payment due from stockholders related to the purchase Agreement of $150,000, newly issued convertible notes payable to stockholders for $134,000 and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses, and based on current monthly revenue growth trends, expects to be cash flow break even from operations by the end of the second quarter of 2002.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for any funding have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. We believe this funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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


PART   II

Item 2.  Changes  in  Securities


     The Company sold certain common shares to accredited private investors for cash under a Private Placement Memorandum pursuant to regulation D, rule 506 small business offering. A total of 450,000 common shares were sold on November 30, 2001 to two accredited investors at the offering price of $.10 per share. No discounts or commissions were paid.

     The  aggregate  amount  raised  under  this  offering  was  $45,000.

     The Company issued options to acquire certain common shares to employees in lieu of cash compensation under section 4.2 of the Securities Act of 1933. The options are exercisable after a vesting period at the employee's election, at an option price of $.10 per share:


     Date Issued        Title of Securities  Vesting Period  Options Granted
     -----------------  -------------------  --------------  ---------------

     November 6, 2001       Options          Seven Months          1,323,800
     December 31, 2001      Options          Immediate                39,712
     February 1, 2002       Options          Nine Months             500,000
     March 31, 2002         Options          Immediate               278,825



                                   SIGNATURES



     In  accordance  with the Exchange Act, the registrant caused this report to
be signed    on its behalf by the undersigned, thereunto duly authorized.


                                            Crescent Communications, Inc.

Date:  May 14         , 2002
             ---------                     ------------------------------
                                           /s/  Manfred Sternberg
                                            Manfred Sternberg,
                                            Chief Executive Officer


Date:  May 14         , 2002
             ---------                     ------------------------------
                                           /s/  James Hausman
                                            James Hausman
                                            Chief Financial Officer