Form 10QSB
period 2002-06-30
CRESCENT COMMUNICATIONS  INC
filed 2002-08-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                For  the  quarterly  period  ended  June 30, 2002

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

                                Yes  [X]  No  [ ]

      August 8, 2002, the registrant  had  9,244,617 shares of  Common  Stock outstanding.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .    F-1
         Financial Statements Index . . . . . . . . . . . . . . . .    F-2
         Condensed Balance Sheet. . . . . . . . . . . . . . . . . .    F-3
         Condensed Statement of Operations. . . . . . . . . . . . .    F-4
         Statement of Stockholders' Deficit . . . . . . . . . . . .    F-5
         Condensed Statement of Cash Flows. . . . . . . . . . . . .    F-6
         Financial Footnotes  . . . . . . . . . . . . . . . . . . .    F-7

Item 2.  Management's Discussion and Analysis . . . . . . . . . . .   II-1

PART II  OTHER  INFORMATION

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .   II-2
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . .   II-3
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   II-3
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .   II-3
         Exhibit 99.1 . . . . . . . . . . . . . . . . . . . . . . .   II-4

ITEM  1.   FINANCIAL  STATEMENTS



                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                   __________




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Unaudited Condensed Financial Statements:

Unaudited Condensed Balance Sheet as of June 30, 2002
  and December 31, 2001                                                      F-3

Unaudited Condensed Statement of Operations for the three
  months and six months ended June 30, 2002                                  F-4

Unaudited Condensed Statement of Stockholders' Equity for the
  six months ended June 30, 2002                                             F-5

Unaudited Condensed Statement of Cash Flows for the six
  months ended June 30, 2002                                                 F-6

Notes to Unaudited Condensed Financial Statements                            F-7


                                       F-2

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                        UNAUDITED CONDENSED BALANCE SHEET
                                   __________


                                                                JUNE 30,     DECEMBER 31,
     ASSETS                                                       2002           2001
     ------                                                   ------------  --------------


Current assets:
  Cash and cash equivalents                                   $     5,768   $      10,773
  Accounts receivable, net of allowance for doubtful
    accounts of $10,500 and $10,982 at June 30, 2002
    and December 31, 2001, respectively                           210,968         176,223
  Prepaid and other                                               209,473          21,453
                                                              ------------  --------------

    Total current assets                                          426,209         208,449

Property and equipment, net of accumulated depreciation
  of $113,598 and $57,200 at June 30, 2002 and December 31,
  2001, respectively                                              473,836         529,134
Goodwill                                                          200,346         200,346
Other assets                                                       53,861          46,958
                                                              ------------  --------------

    Total assets                                              $ 1,154,252   $     984,887
                                                              ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
  Current portion of long-term debt                           $    36,310   $      36,350
  Current portion of notes payable to related party               335,715         248,685
  Accounts payable                                                574,916         566,676
  Accrued liabilities                                             320,310         340,712
  Deferred revenue                                                117,677          88,985
                                                              ------------  --------------

    Total current liabilities                                   1,384,928       1,281,408

Long-term debt                                                          -          34,166
Notes payable to related parties                                  234,000         100,000
Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 5,746,942 and 4,278,699 shares issued
    and outstanding at June 30, 2002 and December 31,
    2001, respectively                                              5,747           4,278
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 600
    issued and outstanding at June 30, 2002 and December 31,
    2001, respectively                                                  1               1
  Additional paid-in capital                                    2,018,027       1,172,784
  Receivable from stockholders                                    (91,224)       (136,976)
  Deferred compensation                                          (112,609)       (257,407)
  Accumulated deficit                                          (2,284,618)     (1,213,367)
                                                              ------------  --------------

    Total stockholders' equity                                   (464,676)       (430,687)
                                                              ------------  --------------

      Total liabilities and stockholders' equity              $ 1,154,252   $     984,887
                                                              ============  ==============


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002
                                   __________


                                               THREE MONTHS    SIX MONTHS
                                                  ENDED          ENDED
                                                 JUNE 30,       JUNE 30,
                                                   2002           2002
                                              --------------  ------------

Service revenue                               $     436,532   $   862,513
Cost of services                                    315,992       624,645
                                              --------------  ------------
  Gross margin                                      120,540       237,868

Selling, general and administrative expenses        618,687     1,158,106
                                              --------------  ------------

Loss from operations                               (498,147)     (920,238)

Interest expense                                     10,144       151,013
                                              --------------  ------------

Net loss                                      $    (508,291)  $(1,071,251)
                                              ==============  ============


Basic and diluted net loss per common share   $       (0.12)  $     (0.24)
                                              ==============  ============

Weighted average shares outstanding               4,379,074     4,379,074
                                              ==============  ============





                            See accompanying notes.

                                              CRESCENT COMMUNICATIONS, INC.
                                            (FORMERLY BERENS INDUSTRIES, INC.)
                                            STATEMENT OF STOCKHOLDERS' DEFICIT
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                        __________


                                 COMMON  STOCK    PREFERRED STOCK  ADDITIONAL   RECEIVABLE
                              ------------------  ---------------   PAID-IN        FROM          DEFERRED     ACCUMULATED
                               SHARES    AMOUNT   SHARES  AMOUNT    CAPITAL     STOCKHOLDER    COMPENSATION     DEFICIT
                              ---------  -------  ------  -------  ----------  -------------  --------------  ------------
Balance at December 31,
  2001                        4,278,699  $ 4,278     600  $     1  $1,172,784  $   (136,976)  $    (257,407)  $(1,213,367)

Collection of subscription
  receivable from stock-
  holder                              -        -       -        -      13,024       136,976               -             -

Issuance of common stock
  for compensation              347,500      348       -        -     175,637             -               -             -

Value of conversion feature
  associated with conver-
  tible debt                          -        -       -        -     134,000             -               -             -

Compensatory stock options
  issued to employees and
  others (961,825 options)            -        -       -        -     322,479             -         144,798             -

Issuance of common stock
  for cash                    1,120,743    1,121       -        -     200,103       (91,224)              -             -

Net loss                              -        -       -        -           -             -               -    (1,071,251)
                              ---------  -------  ------  -------  ----------  -------------  --------------  ------------

Balance at June 30, 2002      5,746,942  $ 5,747     600  $     1  $2,018,027  $    (91,224)  $    (112,609)  $(2,284,618)
                              =========  =======  ======  =======  ==========  =============  ==============  ============

                                  TOTAL
                              ------------
Balance at December 31,
  2001                        $  (430,687)

Collection of subscription
  receivable from stock-
  holder                          150,000

Issuance of common stock
  for compensation                175,985

Value of conversion feature
  associated with conver-
  tible debt                      134,000

Compensatory stock options
  issued to employees and
  others (961,825 options)        467,277

Issuance of common stock
  for cash                        110,000

Net loss                       (1,071,251)
                              ------------

Balance at June 30, 2002      $  (464,676)
                              ============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   __________


Cash flows from operating activities:
  Net loss                                                          $(1,071,251)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                                      (708,553)
                                                                    ------------

      Net cash used in operating activities                            (362,698)
                                                                    ------------

Cash flows from investing activities:
  Capital expenditures                                                   (2,101)
                                                                    ------------

      Net cash used in investing activities                              (2,101)
                                                                    ------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties                        134,000
  Payments on notes payable                                             (34,206)
  Collection of receivable from stockholder                             150,000
  Issuance of common stock for cash                                     110,000
                                                                    ------------

      Net cash provided by financing activities                         359,794
                                                                    ------------

Net decrease in cash and cash equivalents                                (5,005)

Cash and cash equivalents at beginning of period                         10,773
                                                                    ------------

Cash and cash equivalents at end of period                          $     5,768
                                                                    ============


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


3.   STOCKHOLDERS'  DEFICIT
     ----------------------

     During the six months ended June 30, 2002, the Company engaged in various transactions affecting stockholders' deficit, as follows:

     - The Company entered into convertible debt agreement with certain stockholders/officers of the Company and recognized interest expense of $134,000 related to the conversion feature.

     - The Company collected $150,000 from certain stockholders for a $136,976 subscription receivable and as a capital contribution of $13,024.

     - The Company issued common stock to various parties for cash totaling $201,223.

     - The Company issued common stock to consultants for services totaling $175,637.

     - Due to cash constraints on the Company, $322,479 of compensatory stock options were issued by the Company to retain and compensate certain key employees.

     - The Company sold certain common shares to accredited private investors for cash under a Private Placement Memorandum pursuant to regulation D, rule 506 small business offering. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $.10 to $.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.

     - In June the Company entered into an agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provides for the company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the preceding 5 day period prior to exercise. The term was to expire August 31, 2002 and requires a floor price of $.40. In July the Company amended the agreement to include and additional 2,000,000 shares with a floor price of $.50 and up to an additional 5,000,000 shares with a floor price of $.90. As of June 30, 2002 the Company issued 620,743 shares for $91,224 in connection with this arrangement.

     - The Company issued common stock to two consultants for legal and financial services. As of June 30, 347,500 shares have been issued under these agreements. Of this amount, 300,000 shares were issued on June 25, to a consultant under a one year agreement to provide guidance to the Company, develop a business plan and assist in evaluating merger and acquisition possibilities. The 300,000 shares were valued at $162,000 and included in prepaid and other assets at June 30, 2002 and will be amortized to expense over the term of the contract.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.   STOCKHOLDERS'  DEFICIT,  CONTINUED
     ----------------------------------

     - The Company issued options to acquire certain common shares to employees in lieu of cash compensation under section 4.2 of the Securities Act of 1933. The options are exercisable after a vesting period at the employee's election, at an option price of $.10 per share.


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



6.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties are convertible into common shares of the Company's stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At June 30, 2002 the notes are convertible into 6,003,700 common shares.

     In order to meet cash requirements, one of the Company's officers entered into an agreement to factor certain receivables of the Company. The arrangement, which began in May allows for receivables to be sold at 90% of their book value. At June 30, 2002 amounts outstanding under this agreement were $99,530.

ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This management's Discussion and Analysis as of June 30, 2002 and for the six months ended June 30, 2002, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

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

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholder's deficit position at June 30, 2002. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2001 that reflects the significant doubt about the company's ability to continue as a going concern.


RESULTS  OF  OPERATIONS

     During the six months ended June 30, 2002, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $862,513. The Company began its operations on July 23, 2001, therefore a comparison to the prior year or previous six month period is not completely appropriate. Revenue growth has, however, been consistent with improvements noted primarily in the connectivity system side of the business. Connectivity revenues were $582,310 during the first six months of 2002. On a quarter over quarter basis, revenues from connectivity during the three month period ended June 30 were $305,977, representing an improvement of $29,644 versus the three month period ended March 31.

     Cost of sales for the six month period ended June 30, 2002 were $624,645, with a gross margin of $237,868. On a quarter over quarter basis, cost of sales during the second quarter of $315,992 are reasonably consistent with the amounts realized during the quarter ended March 31 of $308,653. Gross margins were 27.5% for the quarter and year to date periods. These amounts compare favorably to the gross margin percentage of 9.9% realized during the period from the Company's inception through December 31, 2001.

     Selling, general and administrative expenses were $1,158,106 for the six month period ended June 30, 2002. On a quarter over quarter basis these expenses aggregated $618,687 during the most recent quarter versus $539,419 for the three month period ended in March. Higher selling, general and administrative expenses are primarily attributable to the Company's expensing of certain non-qualified stock options granted to employees. The Company has issued non-qualified stock options to certain employees and contractors in lieu of cash compensation. These options have been valued based on the difference between the option price and the market price of the Company's stock on the date of the grant and that amount is included as a reduction of current earnings. Total expense associated with such compensation arrangements accumulated $375,688 through June 30, of which $268,289 related to the second quarter.

     No significant capital expenditures were made in the six month period ended June 30, 2002.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had cash and cash equivalents of $5,768. Operations for the six month period ended June 30, 2002 have been funded by the final payment due from stockholders related to the purchase Agreement of $150,000, newly issued convertible notes payable to stockholders for $134,000, the issuance of common stock for cash of $110,000 and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses, and based on current monthly revenue growth trends, expects to be cash flow break even from operations by the end of 2002.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. During the six months ended June 30 the Company raised $201,224 from the sale of equity securities. We believe future fundings may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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


                                    PART   II

Item   2.     Changes  in  Securities

     The Company sold certain common shares to accredited private investors for cash under a Private Placement Memorandum pursuant to regulation D, rule 506 small business offering. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $.10 to $.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.

     In June the Company entered into and agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provides for the company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the preceding 5 day period of the exercise with a floor price of $.40. The term was to expire August 31, 2002. In July the Company amended the agreement to allow for an additional 2,000,000 shares with a floor price of $.50 and up to an additional 5,000,000 shares with a floor price of $.90. As of June 30, 2002 the Company issued 620,743 shares for $91,224.

     The Company issued options to acquire certain common shares to employees in lieu of cash compensation under section 4(2) of the Securities Act of 1933. The options are exercisable after a vesting period at the employees election, at an option price of $.10 per share:

      Date Issued      Title of Securities    Vesting Period    Shares Granted
     --------------    -------------------    --------------    --------------

     April 30, 2002    Common Shares            Immediate           173,000


Item 5.     Other Information

      Crescent announced it cancelled the letters of intent to joint venture with Secure Medical Network, Inc., and letters of intent to merge with eMedical Records Online and MB Associates, Inc. The Company also has advised that Max
Goldberg would not be joining the Company as previously announced due to personal reasons. CCES is based in Houston, which is home to The Texas Medical Center, one of the largest health care facilities in the nation. The Company is focusing on local opportunities that match its business model and resources.


Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibit  99.1  -  Certification
     (b)  Reports  on  Form  8-K  -  None



                                   SIGNATURES



In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                                   Crescent Communications, Inc.

Date:  August 14, 2002                             /s/  Manfred Sternberg
                                                   -----------------------------
                                                   Manfred Sternberg,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

Certification of Chief Executive Officer and Chief Financial Officer of Crescent
--------------------------------------------------------------------------------
Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992
------------------------------------------------------------------------------
and Section 1350 of 18 U.S.C. 63.
--------------------------------

I, Manfred Sternberg, the Chief Executive Officer and Chief Financial Officer of Crescent Communications, Inc., hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-QSB, for the period ending June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the periodic report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.


Date:  August 14, 2002                             /s/  Manfred Sternberg
                                                   -----------------------------
                                                   Manfred Sternberg,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer