Form 10QSB
period 2002-09-30
CRESCENT COMMUNICATIONS  INC
filed 2002-11-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                For the quarterly period ended September 30, 2002

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

                                Yes  [X]  No  [ ]

      November 5, 2002 the registrant had 12,999,833 shares of Common Stock outstanding.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________



PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements . . . . . . . . . . . . . . .    F-1

            Condensed Balance Sheet. . . . . . . . . . . . . .  F-2
              as of September 30, 2002 and December 31, 2001

            Condensed Statement of Operations. . . . . . . . .  F-3
              for the three months and nine months ended
              September 30, 2002

           Condensed Statement of Stockholders' Equity. . . .   F-4
              for the nine months ended September 30, 2002

            Condensed Statement of Cash Flows. . . . . . . . .  F-5
              for the nine months ended September 30, 2002

            Notes to Condensed Financial Statements. . . . . .  F-6

  Item 2.   Management's Discussion and Analysis . . . . . . .  I-1

  Item 3.   Evaluation of Disclosure Controls and Procedures .  I-3


PART II.  OTHER  INFORMATION

  Item 2.   Changes in Securities . . . . . . . . . . . . . .  II-1

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . .  II-2

            Signatures. . . . . . . . . . . . . . . . . . . .  II-2

            Certifications. . . . . . . . . . . . . . . . . .  II-3

ITEM  1.   FINANCIAL  STATEMENTS




                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                   __________




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                        UNAUDITED CONDENSED BALANCE SHEET
                                   __________


                                                             SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                           2002             2001
------                                                      ---------------  --------------
Current assets:
  Cash and cash equivalents                                 $      256,705   $      10,773
  Accounts receivable, net of allowance for doubtful
    accounts of $4,171 and $10,982 at September 30, 2002
    and December 31, 2001, respectively                            282,315         176,223
  Prepaid and other                                                281,843          21,453
                                                            ---------------  --------------

    Total current assets                                           820,863         208,449

Property and equipment, net of accumulated depreciation
  of $143,292 and $57,200 at September 30, 2002 and
  December 31, 2001, respectively                                  552,221         529,134
Goodwill                                                           200,346         200,346
Other assets                                                        56,361          46,958
                                                            ---------------  --------------

    Total assets                                            $    1,629,791   $     984,887
                                                            ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                         $       24,310   $      36,350
  Current portion of notes payable to related party                 70,690         248,685
  Accounts payable                                                 476,726         566,676
  Accrued liabilities                                              266,696         340,712
  Deferred revenue                                                 116,832          88,985
                                                            ---------------  --------------

    Total current liabilities                                      955,254       1,281,408

Long-term debt                                                           -          34,166
Notes payable to related parties                                   234,000         100,000
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 12,485,181 and 4,278,699 shares issued
    and outstanding at September 30, 2002 and December 31,
    2001, respectively                                              12,485           4,278
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 600
    issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively                                      1               1
  Additional paid-in capital                                     3,374,050       1,172,784
  Receivable from stockholders                                                    (136,976)
  Deferred compensation                                            (39,862)       (257,407)
  Accumulated deficit                                           (2,906,137)     (1,213,367)
                                                            ---------------  --------------

    Total stockholders' equity                                     440,537        (430,687)
                                                            ---------------  --------------

      Total liabilities and stockholders' equity            $    1,629,791   $     984,887
                                                            ===============  ==============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   __________


                                               THREE MONTHS      NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   2002             2002
                                              ---------------  ---------------

Service revenue                               $      466,210   $    1,328,723
Cost of services                                     283,569          908,214
                                              ---------------  ---------------
  Gross margin                                       182,641          420,509

Selling, general and administrative expenses         797,193        1,955,299
                                              ---------------  ---------------

Loss from operations                                (614,552)      (1,534,790)

Interest expense                                       6,967          157,980
                                              ---------------  ---------------

Net loss                                      $     (621,519)  $   (1,692,770)
                                              ===============  ===============


Basic and diluted net loss per common share   $        (0.12)  $        (0.34)
                                              ===============  ===============

Weighted average shares outstanding                5,030,479        5,030,479
                                              ===============  ===============


                            See accompanying notes.

                                                 CRESCENT COMMUNICATIONS, INC.
                                              (FORMERLY BERENS INDUSTRIES, INC.)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                           __________


                                 COMMON STOCK        PREFERRED STOCK    ADDITIONAL    RECEIVABLE
                              -------------------  -------------------   PAID-IN         FROM          DEFERRED      ACCUMULATED
                                SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      STOCKHOLDER    COMPENSATION      DEFICIT
                              ----------  -------  --------  ---------  -----------  -------------  --------------  -------------
Balance at December 31,
  2001                         4,278,699  $ 4,278       600  $       1  $ 1,172,784  $   (136,976)  $    (257,407)  $ (1,213,367)

Collection of subscription
  receivable from stock-
  holder                               -        -         -          -       13,024       136,976               -              -

Issuance of common stock
  for compensation               467,500      468         -          -      268,117             -               -              -

Value of conversion feature
  associated with conver-
  tible debt                           -        -         -          -      134,000             -               -              -

Compensatory stock options
  issued to employees and
  others (1,200,288 options)           -        -         -          -      166,839             -         217,545              -

Issuance of common stock
  for cash                     7,738,982    7,739         -          -    1,619,286                             -              -

Net loss                               -        -         -          -            -             -               -     (1,692,770)
                              ----------  -------  --------  ---------  -----------  -------------  --------------  -------------

Balance September 30, 2002    12,485,181  $12,485       600  $       1  $ 3,374,050  $          -   $     (39,862)  $ (2,906,137)
                              ==========  =======  ========  =========  ===========  =============  ==============  =============



                                TOTAL
                              ------------
Balance at December 31,
  2001                        $  (430,687)

Collection of subscription
  receivable from stock-
  holder                          150,000

Issuance of common stock
  for compensation                268,585

Value of conversion feature
  associated with conver-
  tible debt                      134,000

Compensatory stock options
  issued to employees and
  others (1,200,288 options)      384,384

Issuance of common stock
  for cash                      1,627,025

Net loss                       (1,692,770)
                              ------------

Balance September 30, 2002    $   440,537
                              ============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   __________


Cash flows from operating activities:
  Net loss                                        $    (1,692,770)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                        (361,057)
                                                  ----------------

      Net cash used in operating activities            (1,331,713)
                                                  ----------------

Cash flows from investing activities:
  Capital expenditures                                   (109,179)
                                                  ----------------

      Net cash used in investing activities              (109,179)
                                                  ----------------

Cash flows from financing activities:
  Proceeds from notes payable to related parties          134,000
  Payments on notes payable to related parties           (177,995)
  Payments on notes payable                               (46,206)
  Collection of receivable from stockholder               150,000
  Issuance of common stock for cash                     1,627,025
                                                  ----------------

      Net cash provided by financing activities         1,686,824
                                                  ----------------

Net increase in cash and cash equivalents                 245,932

Cash and cash equivalents at beginning of period           10,773
                                                  ----------------

Cash and cash equivalents at end of period        $       256,705
                                                  ================


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


3.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the nine months ended September 30, 2002, the Company engaged in various transactions affecting stockholders' equity, as follows:

     - The Company entered into convertible debt agreement with certain stockholders/officers of the Company and recognized interest expense of $134,000 related to the conversion feature.

     - The Company collected $150,000 from certain stockholders for a $136,976 subscription receivable and as a capital contribution of $13,024.

     - The Company issued common stock to consultants for services totaling $268,585.

     - Due to cash constraints on the Company, $166,839 of compensatory stock options were issued by the Company to retain and compensate certain key employees.

     - The Company sold certain common shares to accredited private investors for cash under a Private Placement Memorandum pursuant to regulation D, rule 506 small business offering. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $.10 to $.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.

     - In June the Company entered into an agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provided for the company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the preceding 5 day period prior to exercise. The term was originally set to expire August 31, 2002 and required a floor price of $.40. The agreement has been amended several times and as of September 30, 2002 the Company has issued 7,238,982 shares for $1,517,025 in connection with this arrangement. On October 24, 2002, the Company entered into a second agreement with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. The first 3 million have a floor price of $.40 and the remainder have a floor price of $.70.

     - The Company issued common stock to two consultants for legal and financial services. As of September 30, 467,500 shares have been issued under these agreements. Of this amount, 400,000 shares were issued to a consultant under a one year agreement to provide guidance to the Company, develop a business plan and assist in evaluating merger and acquisition possibilities. The 400,000 shares were valued at $239,000 and included in prepaid and other assets at September 30, 2002 and are being amortized to expense over the term of the contract.


                                   Continued

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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



6.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties are convertible into common shares of the Company's stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At September 30, 2002 the notes are convertible into 6,003,700 common shares.

     In order to meet cash requirements, one of the Company's officers entered into an agreement to factor certain receivables of the Company. The arrangement, which began in May allows for receivables to be sold at 90% of their book value. At September 30, 2002 no amounts were outstanding under this agreement.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This management's Discussion and Analysis as of September 30, 2002 and for the nine months ended September 30, 2002, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

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

     On September 17, Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially owned an aggregate of approximately 28,000,000 shares of common stockAs a result, and based upon stock transactions occuring throughout 2002, the former shareholders control approximately 67% of the outstanding common stock. The Series A Preferred Stock does not receive dividends.

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

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital position at September 30, 2002. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2001 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

     During the nine months ended September 30, 2002, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $1,328,723. The Company began its operations on July 23, 2001, therefore a comparison to the prior year or previous nine month period is not completely appropriate. Revenue growth has, however, been achieved with improvements noted primarily in the connectivity system and hardware segments of the business. Connectivity revenues were $898,929 during the first nine months of 2002. On a quarter over quarter basis, revenues from connectivity during the three month period ended September 30 were $316,619, representing an improvement of $10,642 versus the three month period ended June 30. This increase represents consecutive quarterly growth from connectivity for the Company during the year. Hardware sales were $167,537 for the nine months ended September 30, 2002 with $76,599 realized in the most recent quarter.

     Cost of sales for the nine month period ended September 30, 2002 were $908,214, with a gross margin of $420,509. On a quarter over quarter basis, cost of sales during the third quarter of $283,569 are significantly improved when compared to the quarter ended June 30 of $315,992. Gross margins were 39.1% for the quarter as compared to year to date of 31.6%. These amounts compare favorably to the gross margin percentage of 9.9% realized during the period from the Company's inception through December 31, 2001.

     Selling, general and administrative expenses were $1,955,299 for the nine month period ended September 30, 2002. On a quarter over quarter basis these expenses aggregated $797,193 during the most recent quarter versus $618,687 for the three month period ended in June. Higher selling, general and administrative expenses are primarily attributable to the Company's incurring additional payroll, consulting and professional expenses in connection with its expansion from its core business of internet connectivity for small and medium size businesses into a medical vertical market under the Bluegate brand name. Bluegate seeks to capitalize on the adoption of the Health Insurance Portability and Accountability Act ("HIPAA") as mandated by the United States Congress for the healthcare industry. HIPAA is a standardization of communication, including billing, record storage, etc., of information and is to be effective April 14, 2003. Bluegate seeks to provide the medical industry with highly secure broadband private network service to maintain compliance with HIPAA requirements. Also included in selling, general and administrative expenses are costs associated with the Company's expensing of non-qualified stock options . The Company has issued non-qualified stock options to certain employees in lieu of cash compensation. These options have been valued based on the difference between the option price and the market price of the Company's stock on the date of the grant and that amount is included as a reduction of current earnings. Total expense associated with such compensation arrangements accumulated $292,798 through September 30, 2002.

     Capital expenses aggregated $109,179 through September 30, 2002 almost all of which occurred in the third quarter. These expenses are primarily associated with software in preparation for the expansion into the healthcare industry market.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had cash and cash equivalents of $256,705. Operations for the nine month period ended September 30, 2002 have been funded by the issuance of common stock for cash of $1,627,025, the final payment due from stockholders related to the purchase Agreement of $150,000, newly issued convertible notes payable to stockholders for $134,000, and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, break even cash flow is not expected until late 2003 at the earliest.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. During the nine months ended September 30 the Company raised $1,627,025 from the sale of equity securities. We believe future fundings may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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


ITEM 3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Manfred Sternberg, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report of Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

Item 2.  Changes  in  Securities

     The Company sold certain common shares to accredited private investors for cash under a Private Placement Memorandum pursuant to regulation D, rule 506 small business offering. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $.10 to $.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.

     In June the Company entered into and agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provided for the company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the preceding 5 day period of the exercise with a floor price of $.40. The term was originally to expire August 31, 2002. The Agreement has been amended several times and as of September 30, 2002 the Company has issued 7,238,982 shares for $1,517,025 under this arrangement. On October 24, 2002 the Company entered into a second agreement with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. The first 3 million shares have a floor price of $.40 and the remainder have a floor price of $.70. The transactions were as follows:

          Date  Issued          Title  of  Securities          Shares
          ------------          ---------------------          ------
          June 28, 2002             Common Shares             620,743
          July 17, 2002             Common Shares           1,173,686
          July 31, 2002             Common Shares           2,223,989
          August 16, 2002           Common Shares           1,291,219
          September 3, 2002         Common Shares           1,389,357
          September 17, 2002        Common Shares             539,988


     The Company issued common stock to two consultants for legal and financial services. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. Through September 30, 2002, 467,500 shares aggregating $268,585 as shown below have been issued under this arrangement.

          Date  Issued          Title  of  Securities          Shares
          ------------          ---------------------          ------
          January 9, 2002           Common Shares              47,500
          June 25 2002              Common Shares             300,000
          July 24, 2002             Common Shares             100,000
          August 15, 2002           Common Shares              20,000



     The Company issued options to acquire certain common shares to employees in lieu of cash compensation under section 4(2) of the Securities Act of 1933. The options are exercisable after a vesting period at the employees election, at an option price of $.10 per share:



       Date Issued     Title of Securities  Vesting Period  Shares Granted
     ----------------  -------------------  --------------  --------------
     July 1, 2002      Common Shares        Adjustment          -491,537
     July 1, 2002      Common Shares        One Month            270,000
     July 1, 2002      Common Shares        Seven Months         710,000

Item 6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits  -  None
     (b)     Reports  on  Form  8-K  -  None


                                   SIGNATURES



In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                            Crescent  Communications,  Inc.

Date:  November  14,  2002
                                            --------------------------------
                                            /s/  Manfred  Sternberg
                                            Manfred  Sternberg,
                                            Chief  Executive  Officer  and
                                            Chief  Financial  Officer

Certification  of  Chief  Executive  Officer  of  Crescent  Communications, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

I, Manfred Sternberg, the Chief Executive Officer of Crescent Communications, Inc., hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-QSB, for the period ending September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the periodic report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.


                                         ------------------------------
Date:   November 14, 2002                /s/    Manfred Sternberg
                                                Manfred Sternberg
                                                Chief Executive Officer



Certification  of  Chief  Financial  Officer  of  Crescent  Communications, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

I, Manfred Sternberg, the Chief Financial Officer of Crescent Communications, Inc., hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-QSB, for the period ending September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the periodic report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.



                                         ------------------------------
Date:   November 14, 2002               /s/     Manfred  Sternberg
                                                Manfred  Sternberg
                                                Chief  Financial  Officer

CERTIFICATIONS
--------------

I, Manfred Sternberg, the Chief Executive Officer of Crescent Communications, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crescent Communications, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002


----------------------------
/s/  Manfred  Sternberg
Manfred  Sternberg
Chief  Executive  Officer

CERTIFICATIONS
--------------

I, Manfred Sternberg, the Chief Financial Officer of Crescent Communications, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crescent Communications, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


----------------------------
/s/  Manfred  Sternberg
Manfred  Sternberg
Chief  Financial  Officer