Form 10KSB
period 2002-12-31
CRESCENT COMMUNICATIONS  INC
filed 2003-04-15
CIK 768216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                        COMMISSION  FILE  NUMBER: 0-22711

                          CRESCENT COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                                87-05065948
    (State or Other Jurisdiction of        (IRS Employer identification No.)
     Incorporation or Organization)


             701 North Post Oak Rd., Suite 630, Houston, Texas 77024 (Address of Principal Executive Offices, Including Zip Code)

                                 (713) 682-7400
              (Registrant's Telephone Number, Including Area Code)

         Securities Registered Under Section 12(B) of The Exchange Act:
Title of Each Class: Not Applicable.        Name of Each Exchange on Which
Registered:  Not Applicable

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

Issuer's revenues for the year ended December 31, 2002 were $1,735,524. The aggregate market value of Common Stock held by non-affiliates of the registrant at March 31, 2002, based upon the last reported sales prices on the Over-the-Counter Bulletin Board, was $5,281,533. As of March 31, 2003, there were approximately 19,561,235 shares of Common Stock outstanding.

                                   TABLE OF CONTENTS


                                                                                   PAGE

                                     PART I

Item 1.     Business................................................................. 3
Item 2.     Properties...............................................................12
Item 3.     Legal Proceedings........................................................12
Item 4.     Submission of Matters to a Vote of Security Holders......................12

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....13
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................14
Item 7.     Financial Statements.....................................................19
Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.................................................19

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant.......................20
Item 10.    Executive Compensation...................................................21
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management...............................................................22
Item 12.    Certain Relationships and Related Transactions...........................23

                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K.........................................24

Item 14     Controls and Procedures..................................................24

                                    PART I


ITEM   1.  DESCRIPTION  OF  BUSINESS
           -------------------------

GENERAL
-------

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

On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of common stock, or approximately 61% of the outstanding common stock. The Series A Preferred Stock does not receive dividends.

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

OPERATIONS
----------

Crescent Communications, Inc. (OTCBB: CCES), headquartered in Houston, Texas, is a Value Added Network (VAN) provider that develops and deploys specific technological Internet related solutions for businesses. Crescent has provided such services for small to medium enterprises for over five years. Our mission statement is to provide value driven, premium connectivity solutions for our customers.

In 2001, Crescent acquired the assets and customer base of a Cisco-Powered Network(TM) as its core network infrastructure. The network is physically co-located in Houston using existing fiber backbone networks of Level3
Communications and WorldCom. Backbone Internet connectivity is delivered over the nation-wide infrastructure and ATM capabilities of network partners such as New Edge Networks, Covad Communications, SBC Corporation, Time Warner, ElPaso Global Networks, and UUnet. At present, Crescent supports approximately 800 businesses in the Texas market place, still only a small percentage of network capacity is being used.

Our revenues have grown by l00% since the acquisition, despite the simultaneous telecommunications industry "meltdown". Telecommunications companies are disappearing at a previously unheard of rate. Crescent is one of the few strong survivors in this industry shakeout and continues to increase market share in the Texas region.

Crescent acquired a number of its 800 plus business customers from a variety of providers exiting the market. Because of Crescent's under utilized network capacity, the company can continue to add customers at a steadily declining cost as existing network capacity is absorbed.

Crescent's management team carefully identified, formulated and is implementing a compelling business plan and communications strategy to take full advantage of the opportunities that current market conditions present. At the center of this plan are two strategic initiatives that leverage the Company's current business, technological expertise and management experience.

The first is to continue to profitably develop our core business by providing connectivity and information technology solutions to small to medium enterprises, under our Crescent brand name. The second initiative is to develop, on top of our profitable core Crescent business, a medical vertical market under the Bluegate brand name, selling connectivity and medical related applications to medical organizations of all sizes.

PRODUCTS
--------

APPLICATION HOSTING/DELIVERY AND CO-LOCATION
--------------------------------------------

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

SECURE COMMUNICATIONS FOR THE HEALTHCARE INDUSTRY
-------------------------------------------------

The Health Insurance Portability and Accountability Act ("HIPAA") passed by Congress mandates that the entire U.S. health care industry process all health care information, including billing and record storage, through a secure data interchange beginning on April 14, 2003. The legislation is often described as the most important business and legal issue in medicine today.

The theory underlying HIPAA is standardization of communication of information in the healthcare industry, while maintaining adequate controls on the information and its distribution. HIPAA regulations change the way the healthcare community communicates patient information, stores information, secures the physical grounds, and transmits and accesses data. Security and reliability of information to improve the patient healthcare system is a key goal of HIPAA reform.

The security aspects of the legislation promote good IT practices that are currently deployed in medical enterprise environments, to the "last mile" or edge of the medical network, i.e. physician's offices. The public policy goal is to continue improving our healthcare system, which benefits our community.

HIPAA mandates the adoption of many new technical standards designed to increase efficiency in the administration of healthcare. HIPAA compliance is an opportunity for the healthcare industry to reduce administrative costs and claims processing cycle times, and to drive e-health initiatives. Once the investment in compliance is made, healthcare organizations stand to enjoy significant efficiency gains and economic benefits.

Achieving this compliance however will not be easy. HIPAA requires that IT professionals in the healthcare industry implement fundamental changes to their existing technology infrastructure. Information technology implementation in healthcare generally suffers from inertia. HIPAA alters that; it mandates change.

To comply with the HIPAA standards, organizations will have to quickly launch comprehensive programs to standardize transactions, supply a secure infrastructure, and ensure patients' privacy while providing them access to their health information. And that is only the beginning. HIPAA calls not only for initial compliance, but it requires ongoing maintenance to meet new requirements that will take effect each year as the law is updated.

Compliance with HIPAA is a major driver for expenditures in IT and telecommunications services, and compliments the growth in secure data pipes to deliver patient records and information. Regulations impose an upgrade in telecommunications services, more specifically the two-way transmission of data services through secure pipelines.

BLUEGATE (TM) is our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally. Aside from our network, there is not a generally accepted and available secure broadband answer to physicians' "last mile" problem; the space between the digital telecommunications backbone and the offices of independent healthcare providers. Bluegate bridges that mile using a variety of local and national data networks that create a vast footprint for our high speed secure data network. Bluegate's mission is to support the medical community by providing secure, reliable connectivity driven by knowledge and creativity.

We provide medical facilities, both public and private, with a highly secure, private network that meets the specific and exacting needs of healthcare providers for affordable, reliable, rapid and secure connectivity across the continuum of care. Highly secure, because doctors and other healthcare providers are ethically and legally required to maintain absolute confidentiality of patient data. Broadband, so doctors can access and use the clinical applications requiring high bandwidth that are becoming standard in medical and Internet technology.

High-speed, highly secure digital broadband connectivity will provide important benefits to a broad community of users; not only Bluegate doctor-subscribers, but also the healthcare business partners of these doctors. Bluegate links doctor's practices in thousands of communities to hospitals, laboratories, pharmacies, insurers and other healthcare businesses, as well as to the public internet. Our private, high-speed backbone network is robust, well-proven broadband technology, optimally scaled for the medical office buildings where doctors cluster.

Bluegate created and currently operates, what is believed to be, the first industry specific (health care) Virtual Private Network "VPN". The network was designed around an MPLS Packet Core using Cisco hardware and IOS for the network foundation. This architecture will offer required flexibility and expandability.jjolexaChanged ", the first industry specific (health care) Virtual Private Network "VPN" using Cisco hardware and software at its core, to "the first industry specific Virtual Private Network (ISVPN) deployed to address the needs of the medical community. The network has been designed around an MPLS Packet Core using Cisco hardware and IOS for the network foundation. This architecture will offer required flexibility and expandability".

A traditionaljjolexaAdded "traditional" Virtual Private Network (VPN) is an enterprise network deployed on a shared infrastructure employing the same security, management, and throughput policies applied in a private network. A VPN can utilize the most pervasive transport technologies available today: the public Internet, service provider IP backbones, as well as service provider Frame Relay and ATM networks. VPNs use advanced encryption and tunneling to permit organizations to establish secure, end-to-end, private network connections over third-party networks, such as the Internet or extranets

The benefits of a traditional VPN dedicated to the healthcare industry are as follows:

     - COST SAVINGS - VPNs enable health care organizations to utilize cost-effective third-party Internet transport to connect remote physician offices and remote users to the main corporate site, thus eliminating expensive dedicated WAN links and modem banks. Furthermore, the advent of cost-effective, high-bandwidth technologies like DSL, organizations can use VPNs to reduce their connectivity costs while simultaneously increasing remote connection bandwidth.
     - SECURITY - VPNs provide the highest level of security using advanced encryption and authentication protocols that protect data from unauthorized access.
     - SCALABILITY - VPNs enable hospitals, insurance companies, pharmacies and labs to utilize easy to provision Internet infrastructure that allow for the easy addition of new users. Therefore, these organizations are able to add large amounts of capacity without adding significant infrastructure, or technology management resources.

     - COMPATIBILITY WITH BROADBAND TECHNOLOGY - VPNs allow remote healthcare providers to take advantage of cost effective, high-speed, broadband connectivity, such as DSL and Cable, when gaining access to the larger healthcare organization's networks, providing the level of security and significant efficiency sought to be implemented by HIPAA.

As another key component of our Bluegate service offering, we provide our customers with our proprietary, state of the art software, GATEWAY(TM), that essentially "locks down" personal computers on a medical provider's local area network. The lock down occurs by automatically limiting and/or denying unauthorized and unnecessary use of email and the internet. Although this software provides a HIPAA compliance solution, employers perceive the value of this offering as enabling the office administrator to automatically limit unauthorized and unnecessary use of email and the internet.

Gateway was specifically developed for use by USWEST to promote its ISP service to its 23 million customers. The software represents the next generation of desktop portals, giving business administrators the ability to coordinate Internet access for their users. This first-to-market product allows a "setup administrator" to easily create a customized Internet experience for each user in the areas of:
     -    Web browsing (HTTP activity)
     -    Email activity
     -    Chat room activity
     -    File downloads (FTP activity)
     -    Newsgroup activity (NNTP)

Gateway allows the administrator the ability to grant or deny different levels of Internet access on a user-by-user basis enabling medical providers to more effectively coordinate Internet access. Less people in the office are able to "surf the net" on company time, yet access to the web is not completely denied for legitimate business purposes. Estimates vary, but one can only imagine the amount of efficiency gained by using this solution.

A third key component of Bluegate is the ability for our customers to easily use our proprietary, branded secure email platform to communicate with others inside and outside of the Bluegate network. Our secure email platform is called BLUEGATE MAIL(TM). Our proprietary research shows that the medical market is extremely receptive to employing a secure email system, and HIPAA is the catalyst for widespread implementation of such a product.

Bluegate Mail was designed with the user in mind, to ensure quick and easy adoption with no additional burden on our customer's IT resources.

SENDER BENEFITS

EASE-OF-USE: Bluegate Mail is transparent: customers send email the way they always have.

POLICY-BASED CONTROL: Security policies are enforced at the gateway, controlling what is encrypted, virus scanned, filtered, archived, or flagged for review. This takes the burden off the employee, ensuring that confidential information is always protected.

MESSAGE CONTROL: The customer as the sender maintains control over his message. He decides who can read the document, when and for how long. He can de-authorize a recipient or even shred the key before the document is read.

RECIPIENT  BENEFITS

PUSH DELIVERY: The recipient receives the secure email just like they receive conventional email.

MULTIPLE RECIPIENT OPTIONS: Decryption is invisible if the partner or customer has an Affiliate Gateway, or is done in one easy step with a Plug-In or using
         ------------------                                     -------
our  unique Send Anywhere option. Alternately, the recipient's S/MIME system can
            -------------
decrypt  the  email.

SECURE REPLY: With our Secure Reply feature, recipients can safely reply to an encrypted message and engage in two-way confidentiality without any client-side software.

The fourth component to Bluegate is to offer our customers the ability to securely use Instant Messenger (IM) with other physicians on our network. We call our product BLUEGATE CONSULT (TM). It enables doctors to securely consult with other doctors in real time.

We own an OEM license for an Instant Messaging product named Sametime (TM) from IBM. In conjunction with such license, we are a member in IBM's Partner World for Developers program. IBM's product will be seamlessly integrated into our Gateway software. The primary capabilities of IBM's product are:

          - Instant Messaging - ability to communicate real-time with another party using different methods of encryption to secure communications depending on the need and feature being used
          - Instant Message Conferencing - ability to communicate real-time with multiple parties
          - Instant Meeting - ability to view screen contents and communicate real-time with multiple parties
          - Other features that may prove to be beneficial include audio/video conferencing.

Lotus Sametime is by far the leading instant messaging, presence awareness and web conferencing application of choice for business. Osterman Research has reported that over two-thirds of the companies that have standardized on an instant messaging (IM) platform have selected Lotus Sametime and IDC has already credited Lotus Sametime as the market leader in Web conferencing. Over 60% of the Global Fortune 100 currently use Sametime to boost productivity and control costs, including 8 out of the top 10 worldwide commercial banks, 7 out of the top 10 worldwide automobile manufacturers, 4 out of the top 5 worldwide diversified financial institutions and 5 out of the top 10 US pharmaceuticals companies.

IM is rapidly moving from teenagers' computer screens to their parents' in the workplace. International Data Corp., a Framingham, Mass., market-research firm, says that by the end of last year, 20 million people world-wide were using IM in businesses, and it predicts that figure will soar to 300 million by the end of 2005.

A final, but vitally important, component to Bluegate is BLUEGATE SHIELD(TM) our security consulting division. Medical institutions face a complicated situation with the coming of HIPAA legislation. This act will soon require all organizations, such as hospitals, nursing homes, managed care organizations, and medical insurance companies that deal with private patient data in electronic form, to secure and transfer that data appropriately. But to comply with this federal act, an organization must first know where its electronic vulnerabilities are, and how to address them.

To answer such questions in this high-stakes environment, only premier expertise will suffice. For this reason, Bluegate offers network security consulting services to provide highly specialized, unmatched expertise largely gained from years of experience in military and classified backgrounds. These services focus on providing comprehensive, operational security for corporate IP networks.

Instead of concentrating on policy-intensive exercises and reviews, Bluegate security consulting teams focus on the bits and bytes of the network-where the security vulnerabilities are, how to fix them, and what architectural changes the network should undergo to provide the level of security that patients want and organizations must provide.

In a customized offering tailored toward the healthcare industry, and in conjunction with Bluegate's IT Solutions Group, we offer a comprehensive HIPAA Security Posture Assessment. By providing a network security-oriented "snapshot in time" and by taking the unique perspective of quantifying the current level of network security. Bluegate's Security Posture Assessment service can help an organization effectively and objectively understand the security state of the network and identify areas to improve.

To reach its objective, Bluegate will offer services as cost-effectively as possible to physicians, ensuring that each expansion of the customer base is profitable. This can be accomplished by securing complementary revenues from firms that value these doctors as clients or that rely on broadband connectivity to create or enhance business partnerships with doctors. These firms would include, but not limited to, insurance companies, pharmaceutical companies, laboratories, transcription services, financial services, application service providers and others.

When selling our solutions to the health care community, we use HIPAA compliance as a persuasive; but nevertheless, secondary marketing tool. Instead, what creates Bluegate's immediate value proposition to physicians to join our network is the economic benefit and single source of solutions that our total offering provides.

CONNECTIVITY
------------

Crescent's core Internet service offering includes such services as:

Managed  and  un-managed  Internet  connectivity:  Crescent offers a traditional
------------------------------------------------
un-managed service that allows the customer to have complete control over the Internet connection and router, as well as a fully managed service. The managed service provides proactive monitoring of the Internet connection and router, providing the best possible turn-around time for repair issues. Crescent's managed service also offers added values such as network utilization information and uptime statistics

Enterprise  VPN  (Virtual, Private Network) Services:  Crescent utilizes its own
----------------------------------------------------
enterprise VPN concentrator that is installed at the core of the network to provide connectivity to multiple customer locations and access to corporate applications across the Internet.

Managed Hosting Services:  Crescent offers managed hosting services to customers
------------------------
that  require  "hands  on"  support  of  applications  or  services.

Co-location  Services:  Crescent also provides colo space to customers that need
---------------------
only high availability and redundant access to customer supported applications and services.

Crescent derives revenue from professional services performed by its engineering staff, relative to design, configuration, installation, monitoring, and maintenance. As part of a complete solution Crescent offers high-end network services such as monitoring and maintenance of sophisticated VPNs and security implementations (firewalls). Unlike many service providers, Crescent's core network infrastructure is especially designed and equipped to offer these high-level managed services.

HARDWARE
--------

As a component of connectivity solutions, Crescent sells, installs, and maintains network components such as routers, Ethernet switches, and load-balancing devices from vendors like Dell, Cisco, Netopia, etc. As part of its network security solutions, Crescent also sells and configures hardware components for corporate firewalls. When these hardware components are sold as part of an enterprise network solution, they typically drive additional revenue in the form of professional engineering services.

PROFESSIONAL AND MANAGED SERVICES
---------------------------------

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

PARTNERS
--------

NETWORK PARTNERS
----------------

The Company benefits from leveraging the infrastructure of its network partners, which includeLevel (3) Communications, SBC Communications, Time-Warner, IP Covad Communications, New Edge Networks, ElPaso Global Networks, and UUnet. These partners allow Crescent to offer tier-1 facilities for hosting and collocation with multiple paths to the Internet, and to extend the reach of its network to nationwide coverage without significant additional investment in infrastructure. While these relationships are transparent to the end user, they allow the Company to focus on those service components that attract multiple customers and recurring revenue. Additionally, leads for enterprise network integration projects are generated from certain network partners whose motivation is to have their own circuits included as part of a value-added solution.

ASP PARTNERS
------------

ASPs comprise a key component of Crescent's existing revenue and growth strategy. The sales force of the ASP brings connectivity customers to Crescent, along with increased hosting revenue as the ASP expands its user base. By specifying Crescent as its connectivity partner, the ASP benefits from consistent superior service and from increased levels of performance related to delivering the application, along with single-source trouble shooting since Crescent both hosts and distributes the application. The end-user views Crescent's connectivity services as a component of the application, which positions us as a value added connectivity provider. This improves our competitive advantage and favorably positions Crescent with other commodity pricing competitors. The company has enjoyed particular success with ASPs serving the medical community.

REGULATION
----------

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

COMPETITION
-----------

The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

          -    access and content providers, such as AOL, Microsoft and Prodigy;

          - local, regional and national Internet service providers, such as Megapath, EarthLink, and Mindspring;

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

RISK FACTORS
------------

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
-------------------------------------------------------------------------------

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important risk factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securitites Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

BECAUSE  WE  HAVE  A  LIMITED OPERATING HISTORY, OUR FUTURE SUCCESS IS UNCERTAIN
--------------------------------------------------------------------------------

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

WE  ARE  DEPENDENT  ON  OUTSIDE  SOURCES  OF  CAPITAL  TO  FUND  OUR  OPERATIONS
--------------------------------------------------------------------------------

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

WE EXPECT TO CONTINUE TO HAVE LOSSES AND WE MAY NEVER BECOME PROFITABLE
-----------------------------------------------------------------------

We cannot assure you that we will ever achieve profitability or, if we ever achieve profitability, that it will be sustainable. Since inception, we have experienced an accumulated net loss of $4,159,749.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL
----------------------------------------------------------------------

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

OUR  HARDWARE  MAY  BE  DAMAGED  , EITHER PHYSICALLY OR THROUGH COMPUTER VIRUSES
--------------------------------------------------------------------------------

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

OUR  MARKET  IS  INTENSELY  COMPETITIVE
---------------------------------------

The market for our services is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can initiate service at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. The principal competitive factors in our market include the following:

          -    system  reliability;

          -    customer  service;

          -    pricing;

          -    brand  recognition;

Current and potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other broadband connectivity and web hosting companies may be acquired by, receive investments from or enter into other commercial relationships with larger, well established and well financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to attract customers than we are able to. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. We may be unable to compete successfully against current and future competitors. Recently, however, the telecommunications landscape has changed to Crescent's favor with the ongoing failures of local and nationwide competition. Crescent has successfully capitalized on these competitors' failures by acquiring and obtaining stranded customer bases.

WE  MUST  KEEP  PACE  WITH  RAPID  TECHNOLOGICAL  CHANGE  TO  REMAIN COMPETITIVE
--------------------------------------------------------------------------------

The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. These market characteristics are worsened by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Web-based products and services. Our future success therefore will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service. Crescent has adapted quite well with the deployment of Bluegate and other higher value services to its existing as well as potential customers. Our failure to adapt to such changes would harm our business.

OUR  STOCK  PRICE  IS  VOLATILE
-------------------------------

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

EMPLOYEES
---------

At December 31, 2002 we had 24 full time employees of whom three are in management. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM   2.  DESCRIPTION  OF  PROPERTY
           -------------------------

Our headquarters are located in Houston, Texas at a leased facility that is approximately 6,032 square feet. The lease calls for payments of $6,870 per month in 2002, increasing to $7,791 per month in January 2003 through July 31,2005. At the present time, we consider this space to be adequate to meet our needs.

ITEM   3.  LEGAL  PROCEEDINGS
           ------------------

None


ITEM   4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
           -----------------------------------------------------------

The Company plans to hold a stockholders' meeting on May 28, 2003 to elect directors, ratify officers, and address other business matters. The record for stockholder participation is March 31, 2003.

                                    PART  II

ITEM   5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS
           ---------------------------------------------------------------

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

                                              HIGH    LOW
                                              -----  -----
     FISCAL 2000
     -----------

     First Quarter *                          $4.00  $0.69
     Second Quarter *                         $3.34  $0.88
     Third Quarter *                          $1.00  $0.34
     Fourth Quarter *                         $0.53  $0.05

     FISCAL 2001
     -----------

     First Quarter *                          $0.95  $0.10
     Second Quarter *                         $1.50  $0.25
     Third Quarter                            $1.10  $0.35
     Fourth Quarter                           $0.89  $0.18

     FISCAL 2002
     -----------

     First Quarter                            $0.74  $0.20
     Second Quarter                           $1.65  $0.30
     Third Quarter                            $0.95  $0.33
     Fourth Quarter                           $0.75  $0.26

* This quarter reflects pre-acquisition trading which is not reflective of current trading.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that we may deem relevant. We have not paid any dividends during the period since inception July 23, 2001 through December 31, 2002 and we do not anticipate paying any cash dividends in the foreseeable future.


RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

In  June,  the  Company  entered  into  an  agreement  with  Pacific Continental
Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provided for the company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the preceding 5 day period of the exercise with a floor price of $.40. The term was originally to expire August 31, 2002. The Agreement has been amended several times and as of December 31, 2002, the Company has issued 7,767,726 shares for $1,610,147 under this arrangement.

DATE ISSUED         TITLE OF SECURITIES   SHARES     PRICE
------------------  -------------------  ---------  --------
June 28, 2002       Common Shares          620,743  $ 91,204
July 17, 2002       Common Shares        1,173,686  $185,904
July 31, 2002       Common Shares        2,223,989  $430,536
August 16, 2002     Common Shares        1,291,219  $325,961
September 3, 2002   Common Shares        1,389,357  $359,070
September 17, 2002  Common Shares          539,988  $124,350
October 1, 2002     Common Shares          316,997  $ 60,716
October 17, 2002    Common Shares          101,053  $ 16,969
November 4, 2002    Common Shares           96,602  $ 13,504
December 2, 2002    Common Shares            5,715  $    780
December 18, 2002   Common Shares            8,377  $  1,153

On October 24, 2002 the Company entered into a second agreement with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. The first 3 million shares have a floor price of $.40 and the remainder have a floor price of $.70. On December 5,2002 the Company issued 93,586 shares for $13,390.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO BE                                      FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS. (a)       WARRANTS AND RIGHTS. (b)     REFLECTED IN COLUMN (a)) (c)
-----------------------------  ---------------------------  ------------------------------  ----------------------------
Equity compensation plans
approved by security holders.  None                         None                            None
-----------------------------  ---------------------------  ------------------------------  ----------------------------
Equity compensation plans not
approved by security holders.  4,223,800                    $ .21                           450,000
-----------------------------  ---------------------------  ------------------------------  ----------------------------
TOTAL                          4,223,800                    $ .21                           450,000
-----------------------------  ---------------------------  ------------------------------  ----------------------------

For information relating to equity compensation see Financial Statement Note 9.


ITEM   6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------

FORWARD-LOOKING  STATEMENT  AND  INFORMATION
--------------------------------------------

The Company is including the following cautionary statement in this Form10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the home automation industry. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
----------------------------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION
-------------------

Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2002, deferred service revenue was $146,895.

STOCK-BASED  COMPENSATION
-------------------------

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

The following description of business, our financial position and our results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-KSB.

INTRODUCTION
------------

Crescent Communications, Inc., headquartered in Houston, Texas, is a Value Added Network (VAN) provider that develops and deploys specific technological Internet related solutions for businesses. Crescent has provided such services for small to medium enterprises for over five years. Our mission statement is to provide value driven, premium connectivity solutions for our customers.

In 2001, Crescent acquired the assets and customer base of a Cisco-Powered Network(TM) as its core network infrastructure. The network is physically co-located in Houston using existing fiber backbone networks of Level3
Communications and WorldCom. Backbone Internet connectivity is delivered over the nation-wide infrastructure and ATM capabilities of network partners such as New Edge Networks, Covad Communications, SBC Corporation, Time Warner, ElPaso Global Networks, and UUnet. At present, Crescent supports approximately 800 businesses in the Texas market place, still only a small percentage of network capacity is being used.

Our revenues have grown by l00% since the acquisition, despite the simultaneous telecommunications industry "meltdown". Telecommunications companies are disappearing at a previously unheard of rate. Crescent is one of the few strong survivors in this industry shakeout and continues to increase market share in the Texas region.

Crescent acquired a number of its 800 plus business customers from a variety of providers exiting the market. Because of Crescent's under utilized network capacity, the company can continue to add customers at a steadily declining cost as existing network capacity is absorbed.

Crescent's management team carefully identified, formulated and is implementing a compelling business plan and communications strategy to take full advantage of the opportunities that current market conditions present. At the center of this plan are two strategic initiatives that leverage the Company's current business, technological expertise and management experience.

The first is to continue to profitably develop our core business by providing connectivity and information technology solutions to small to medium enterprises, under our Crescent brand name. The second initiative is to develop, on top of our profitable core Crescent business, a medical vertical market under the Bluegate brand name, selling connectivity and medical related applications to medical organizations of all sizes.

GOING  CONCERN  ISSUE
---------------------

During the year ended December 31, 2002 and during the period from inception, July 23, 2001, to December 31, 2001 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows.

                                             2002          2001
                                         ------------  ------------
     Net loss                            $(2,946,382)  $(1,213,367)
     Negative cash flow from operations   (1,774,837)     (396,500)
     Negative working capital             (1,276,547)   (1,072,959)
     Stockholders' deficit                  (442,332)     (430,687)

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has supported current operations by: 1) raising additional operating cash through private placements of its common stock, 2) issuing debt convertible to common stock to certain key stockholders and 3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments. These steps have provided the Company with the cash flows to continue its business plan, but have not resulted in significant improvement in the Company's financial position. Management is considering alternatives to address its critical cash flow situation that include:

     - Raising capital through additional sale of its common and preferred stock and/or debt securities.

     - Merging the Company with another business that compliments current activities.

     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of the Company's stock in lieu of cash payments to employees or vendors.


These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that the Company's current financial position can be improved, that it can raise additional working capital or that it can achieve positive cash flows from operations. The Company's long-term viability as a going concern is dependent upon the following:

     - The Company's ability to locate sources of debt or equity funding to meet current commitments and near term future requirements.

     - The ability of the Company to achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.

Based on the above considerations, the Company's independent accountants included an explanatory paragraph in their reports of independent accountants, at both December 31, 2002 and 2001, addressing the uncertainty about the Company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS
-----------------------

The Company's consolidated operating results have been significantly impacted by the fact that operations did not begin until July 23, 2001. The comparison of 2002 and 2001, therefore, involves a comparison of unequal periods. In order to make a more meaningful period to period comparison of the Company's operating results, the table below compares historical data (on the left side) and data shown as a percentage of total revenue (on the left side).

                                  HISTORICAL                   PERCENTAGE  OF  SALES
                   ----------------------------------------  ---------------------------
                                 INCEPTION  TO                    INCEPTION  TO
                                  DECEMBER 31,                     DECEMBER 31,
                       2002          2001        VARIANCE     2002     2001    VARIANCE
                   ------------  ------------  ------------  -------  -------  ---------
Service revenue    $ 1,735,524   $   654,843   $ 1,080,681    100.0%   100.0%        - %

Cost of services     1,357,120       590,072       767,048     78.2     90.1       11.9
                   ------------  ------------  ------------  -------  -------  ---------

  Gross margin         378,404        64,771       313,633     21.8      9.9       11.9

Selling, general
  and administra-
  tive expenses      3,142,731     1,106,701     2,036,030    181.1    169.0      (12.1)
                   ------------  ------------  ------------  -------  -------  ---------

Loss from opera-
  tions             (2,764,327)   (1,041,930)   (1,722,397)  (159.3)  (159.1)      (0.2)

Interest expense      (182,055)     (171,437)      (10,618)   (10.5)   (26.2)      15.7
                   ------------  ------------  ------------  -------  -------  ---------

Net loss           $(2,946,382)  $(1,213,367)  $(1,733,015)   169.8%   185.3%      15.5%
                   ============  ============  ============  =======  =======  =========

YEAR  ENDED DECEMBER 31, 2002 AS COMPARED TO THE PERIOD FROM INCEPTION, JULY 23,
--------------------------------------------------------------------------------
2001,  DECEMBER  31,  2001
--------------------------

Net loss for the year ended December 31, 2002 increased by $1,733,015 as compared to the period from inception, July 23, 2001, to December 31, 2001. The increase primarily reflects the difference in reporting periods, but also reflects the additional expenses incurred to roll-out BLUEGATE, the Company's secure medical network using Cisco System's(TM) virtual private network technology to assist in compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPPA"). Following is an analysis of the factors that contributed to our increased net loss in 2002.

Revenues increased by $1,080,681, based primarily on the change in reporting periods. However the Company was able to achieve greater penetration in the buildings in which it provides managed and unmanaged Internet connectivity services.

Cost of services decreased 11.9% as a percentage of sales primarily due to the fact that the Company has various fixed costs in providing services to the locations that it serves such as building access fees and has excess capacity in those buildings. Accordingly, as the Company increases penetration in the buildings that it serves, margins rose on the services provided. The Company has also placed greater emphasis on the profitability of new contracts.

Selling, general and administrative expenses increased by 12.1% as a percentage of revenues due to a number of factors. The most significant factor was compensatory common stock , stock options and stock warrants issued to employees and consultants. Compensation associated with these issuances increased from $108,471 in the period from inception, July 23, 2001, to December 31, 2001 to $888,933 in the year ended December 31, 2002, as the Company planned its future operations and undertook a search to raise capital to fund its continuing operations. The Company also experienced an increase in provision for doubtful accounts receivable of $62,972 in the same period. Other selling, general and administrative expenses were controlled by the Company as efforts were made to conserve cash resources while rolling out BLUEGATE.

Interest expense decreased by as a percentage of sales as the Company was able to raise much of the capital needed to support its operations from offerings of its common stock. The Company raised $1,733,537 from sale of its common stock in 2002. The Company also raised funds from notes payable to related parties and the interest rate recognized on these issuances remained high in 2002.

PLAN OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

At December 31, 2002 the Company was in a book overdraft position of $33,898 Operations since inception have been funded by the capital committed as part of the Agreement, convertible debt provided by stockholders, sales of common stock, vendor financing and internal operations.

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

Our ability to achieve profitability will depend upon our ability to raise additional operating capital, continued growth in demand for connectivity services and our ability to execute and deliver high quality, reliable connectivity services. We have experienced rapid sales growth since inception as many connectivity providers have exited the marketplace and we have moved quickly to serve their customer bases. We anticipate more connectivity provider churn and believe we will continue to successfully secure these un-served customer bases.

The report from our independent accountants, included in this Annual Report on Form 10-KSB, includes an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. See "Consolidated Financial
Statements - Report of Independent Accountants " included elsewhere in this annual report on Form 10-KSB.

ACCOUNTING  MATTERS  AND  RECENTLY  ISSUED  PRONOUNCEMENTS
----------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 will have a continuing impact on the Company's future results of operations and financial position because at December 31, 2002, the Company has $200,346 of goodwill recorded on its balance sheet. The Company recognized no goodwill amortization or impairment during either the year ended December 31, 2002 or the period from inception, July 23, 2001, to December 31, 2001.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.

ITEM  7.  CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL
        ------------------------------------------------------------------------
        DISCLOSURE
        ----------

     None

                                    PART  III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH  SECTION 16(A)  OF  THE  EXCHANGE  ACT
          ------------------------------------------------------

The following is a list of our directors and executive officers as of December 31, 2002, including such person's name, age, positions and offices held with Crescent Communications, Inc., the period served in such position and the prior employment of such person:

     Name                  Age            Position
     ----                  ---            --------

Manfred Sternberg          42             Director and Chief Executive Officer

Robert Davis               45             Director

Jeff Olexa                 44             President and Director

Mike McDonald              55             Chief Financial Officer

Manfred Sternberg, age 42, has been Chief Executive Officer and a director since inception. Prior to founding Crescent Communications, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas. He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas, Louisiana and the District of Columbia and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization.

Robert Davis, age 45, has been a Director since July 2001. Mr. Davis was the founder of Solis Communications, Inc., which was acquired by the Company in July 2001. Mr. Davis is also involved in the energy industry, having founded several successful companies including, Upland Energy, Inc. in 1985, MPH Production Co. in 1988, and. Laguna Rig Service, Inc. in 1999. Mr. Davis has been the President of Upland Energy, Inc. since its incorporation and has primarily been involved in the oil and gas business since that time. Mr. Davis received a BBA in Finance from Texas A&M University in 1980.

Jeff Olexa, age 44, has been President and a director since inception. He has 17 years experience in Technical and Consultative selling in the Telecommunications and Internet industries. Mr. Olexa was previously employed with CXR Telecom, and National Business Group, a nation-wide integration company where he served as Regional Manager over the South Central Region. Prior to his commercial experience, Mr. Olexa was in the armed forces where he maintained an Air Force telecommunication facility.

Mike McDonald, age 55, became Chief Financial Officer in December 2002. Mr. McDonald has over 27 years of experience in the medical administration field. He has managed several physician groups with a range of revenues over $12 million and for 10 years was C.O.O. for Harris County Medical Society, Medserv, Inc. Harris County Medical Society is the largest county society in the country. During his time at the medical society he helped raise over $6 million as a registered agent for a stock offering to start an insurance company owned by physicians, he helped coordinate a joint venture to do verification of credentials of physicians, administered the production of a pictorial directory with over 13,000 distribution in Houston, produced two trade shows per year for the physician membership, and was responsible for reviewing and recommending products and services for endorsement by the Harris County Medical Society.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934:
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the

Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements. Except Mike McDonald who is in the process of filing his current forms.

ITEM  10.  EXECUTIVE  COMPENSATION
           -----------------------

The following table sets forth the annual compensation of our executive officers and certain other executives for the years ending December 31, 2002 and 2001. For accounting purposes the company commenced operations in 2001.


SUMMARY COMPENSATION TABLE

                                                        LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION            AWARDS          PAYOUTS
                              ------------------------  ----------------------  -------
                                                OTHER               SECURITIES              ALL
                                               ANNUAL   RESTRICTED  UNDERLYING             OTHER
   NAME & PRINCIPAL                            COMPEN-    STOCK      OPTIONS/    LTIP     COMPEN-
       POSITION         YEAR   SALARY   BONUS  SATION     AWARDS       SARS     PAYOUTS    SATION
----------------------  ----  --------  -----  -------  ----------  ----------  -------  ----------
Manfred Sternberg,     2002  $ 94,800  --0--    --0--       --0--       --0--    --0--  $34,000(1)
CEO, Director          2001  $ 72,000  --0--    --0--       --0--       --0--    --0--  $66,185(1)

Jeff Olexa, President, 2002  $172,304  --0--    --0--       --0--       --0--    --0--      --0--
Director               2001  $ 74,398

Note  (1):     Value  of the note payable conversion feature for funds loaned to the Company by Mr. Sternberg. The value is based on the difference in the common stock conversion price and the market value at the date of the loan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                    NUMBER OF SECURITIES        PERCENT OF TOTAL
NAME & PRINCIPAL   UNDERLYING OPTIONS/SARS  OPTIONS/SARS GRANTED TO   EXERCISE OF  EXPIRATION
    POSITION               GRANTED          EMPLOYEES IN FISCAL YEAR  BASE PRICE      DATE
-----------------  -----------------------  ------------------------  -----------  ----------
Manfred Sternberg                    --0--  N/A                       N/A          N/A
-----------------  -----------------------  ------------------------  -----------  ----------
Jeff Olexa                           --0--  N/A                       N/A          N/A

As of December 31, 2002, stock options issued to employees aggregated 2,753,800 shares with an exercise price of $0.10 per share. Of such amount, 2, 143,800 are vested at December 31, 2002 and the remainder vest in February 2003. The value of outstanding options is $ 364,446 at December 31, 2002. None of these options were issued to executive management.

During 2002, the Company issued warrants aggregating 1,470,000 shares to certain non-employees that remain outstanding as of December 31, 2002. The warrants have exercise prices ranging from $0.10 to $0.75 per share. At December 31, 2002, 1,150,000 warrants are vested with the remainder vesting at various dates through July 2003. The value of outstanding warrants is $54,400 at December 31, 2002.

FY-END OPTION/SAR VALUES

                                              NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED     IN-THE-MONEY
                                              OPTIONS/SARS AT            OPTIONS/SARS AT
NAME & PRINCIPAL   SHARES ACQUIRED  VALUE     FISCAL YEAR-END            FISCAL YEAR-END
POSITION           ON EXERCISE      REALIZED  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
-----------------  ---------------  --------  -------------------------  -------------------------

Manfred Sternberg            --0--     --0--            --0--  /  --0--          --0--   /   --0--

Jeff  Olexa                  --0--     --0--            --0--  /  --0--          --0--   /   --0--

EMPLOYMENT  AGREEMENTS
----------------------

None.

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             ---------------------------------------------------
             MANAGEMENT
             ----------

     The following table sets forth, as of March 31, 2003 the number and percentage of outstanding shares of our common stock owned by:

- each person known to beneficially own more than 5% of its outstanding common stock;
-    each  director;
-    each  named  executive  officer;  and
-    all  executive  officers  and  directors  as  a  group.

         NAME  AND           NUMBER OF SHARES OF COMMON      PERCENTAGE OF
      ADDRESS OF OWNER        STOCK BENEFICIALLY OWNED   BENEFICIAL OWNERSHIP
---------------------------  --------------------------  ---------------------
Manfred Sternberg,                           11,360,450               36.7%(1)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Robert Davis                                 13,621,050               41.0%(2)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Jeff Olexa                                    4,175,000               71.6%(3)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Mike McDonald
701 N. Post Oak, Suite 630                            -                     -
Houston, Texas  77024

Marc Berens                                   2,550,000               11.5%(4)
701 N. Post Oak, Suite 350
Houston, TX 77024

George Speaks                                 5,525,000               22.0%(5)
701 N. Post Oak, Suite 630
Houston, Texas  77024

                             --------------------------  ---------------------
All executive officers and
directors as a group (4)                     29,156,500               29.8%(6)
                             ==========================  =====================


Note 1: Of the 11,360,450 shares beneficially owned by Mr. Sternberg, 9,174,400 are common shares issuable upon the conversion of preferred shares, 2,003,700 are common shares issuable upon conversion of certain notes payable at Mr. Sternberg's election, and 182,350 shares are owned by Mr. Sternberg.

Note 2: Of the 13,621,050 shares beneficially owned by Mr. Davis, 9,202,600 are common shares issuable upon the conversion of preferred shares, 4,000,000 are common shares issuable upon conversion of certain notes payable at Mr. Davis's election, and 418,450 shares are owned by Mr. Davis.

Note 3: Of the 4,175,000 shares beneficially owned by Mr. Olexa, 4,175,000 are common shares issuable upon the conversion of preferred shares.

Note 4: Of the 4,175,000 shares beneficially owned by Mr. Berens, 1,150,000 are common shares issuable upon the conversion of preferred shares and 1,400,000 are owned by Mr. Berens or an affiliated company.

Note 5: Of the 5,525,000 shares beneficially owned by Mr. Speaks, 5,525,000 are common shares issuable upon the conversion of preferred shares.

Note 6: Of the 29,156,500 shares beneficially owned by Mr.'s Sternberg, Davis and Olexa, 22,552,000 are common shares issuable upon the conversion of preferred shares, 6,003,700 are common shares issuable upon conversion of certain notes payable, and 600,800 shares are owned by Mr. Sternberg and Mr. Davis


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     During the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001, the Company engaged in various related party transactions as follows:

     - During the year ended December 31, 2002 and the period from inception, July 32, 2001, to December 31, 2001, Manfred Sternberg and Robert Davis, officer and/or primary stockholders of the Company or companies which they control made loans to the Company under convertible debt agreements totaling $166,185 and $134,000, respectively. These notes bear interest at a stated rate of 8% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur at various dates through October Interest is due monthly. These notes provide the holders an option for immediate conversion into shares of the Company's common stock at a conversion price of $0.05 per share. The conversion price at the date these notes were negotiated was below the fair value of the Company's common stock. Accordingly, these notes were issued at discounts equal to their entire stated value and because the notes were immediately convertible, the discounts were charged directly to interest expense at the date the notes were funded, resulting in an effective annual interest rate exceeding 100% in the year of origination. The total amount due under convertible notes payable to related parties at December 31, 2002 is $300,185.

     - During the year ended December 31, 2002, the Company entered into a factoring arrangement with Mr. Sternberg on its accounts receivable. The amount due under this factoring arrangement was $34,265 at December 31, 2002. This factoring arrangement calls for interest at 10 percent.

     - During the period from inception to December 31, 2001, the company entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2002 is $100,754. This line of credit is due on demand and bears interest athe rate of prime (4.75%) at December 31, 2002 plus 1.25%.

     - During the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2002, the Company incurred interest expenses on related party debt of approximately $163,000 and $170,000, respectively.

     - Mr. Sternberg was the Chief Executive Officer of Crescent Services Corp. in January 2001, when an involuntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code was commenced against Crescent Services Corp. in a case styled In re: Crescent Services, Inc., Number 01-30189-H4-11, U.S. Bankruptcy Court, Southern District of Texas. Shortly thereafter, this was converted into a Chapter 11 debtor-in-possession proceeding. Manfred Sternberg was the Chief Executive Officer, Director and sole shareholder of Crescent. In July 2001, we purchased certain assets of Crescent for the cash sum of $105,000.

     - On July 23, 2001, we entered into a Stock Exchange Agreement with the shareholders of Solis Communications, Inc. Solis Communication, Inc. is a Texas Corporation that is in the co-location hosting and connectivity systems business. Solis was originally founded by Robert
          E. Davis to capitalize on the telecommunications' industry economic downturn by providing affordable co-location facilities to Internet service providers.

     - Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of Solis Communication, which became our wholly-owned subsidiary. In exchange, we issued an aggregate of 600 shares of our new Series A Convertible Non-Redeemable Preferred Stock to the three shareholders of Solis, who were Robert E. Davis, Jeff Olexa and Manfred Sternberg. On a fully converted basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of our common stock. Each of the three former shareholders of Solis directly own 200 shares of our Series A Preferred Stock at this time.

     - In October 2001, Mr. Davis and a commonly controlled company loaned the Company $100,000 to fund operating expenses. The loan is convertible at Mr. Davis's election into common stock at a conversion price of $.05 per share. The Company recognized interest expense of $100,000 related to the discount between the conversion price and the common stock's current market price. In March 2002 Mr. Davis loaned the Company $100,000 to fund operating expenses under the same terms and conditions as his previous loan.

     - In October 2001, Mr. Sternberg loaned the Company $66,185 to fund operating expenses. The loan is convertible at Mr. Sternberg's election into common stock at a conversion price of $.05 per share. The Company recognized interest expense of $66,185 related to the discount between the conversion price and the common stock's current market price. In January and February 2002, Mr. Sternberg loaned the Company an additional $34,000 under the same terms and conditions as his previous loan.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
           -------------------------------------

(a.) The  following  exhibits  are  to  be  filed  as  part of this Form 10-KSB:
     None

(b.) Reports  on  Form  8-K
     None

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

Manfred Sternberg, our Chief Executive Officer and Michael McDonald, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.


                          Crescent Communications, Inc.

                    _________________________________________
                          By:  /s/ Manfred Sternberg
                          Manfred Sternberg
                          Director, Chief Executive Officer,
                          Treasurer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                               Title                 Date
-----------------------------  ------------------------  --------------


---------------------------
/s/ Manfred Sternberg          Director,                 April 14, 2003
Manfred Sternberg              Chief Executive Officer,
                               Treasurer and Secretary


---------------------------
/s/ Robert E. Davis            Director                  April 14, 2003
Robert E. Davis


---------------------------
/s/ Jeff Olexa                 Director and Chief        April 14, 2003
Jeff Olexa                     Technical Officer


---------------------------
/s/ Mike McDonald              Chief Financial Officer   April 14, 2003
Mike McDonald

CERTIFICATIONS*
---------------

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I,  Manfred  Sternberg,  certify  that:

1. I have reviewed this annual _report on Form 10-K_of Crescent Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report_, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual _report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual _report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual _ report (the "Evaluation Date"); and

     c) presented in this annual _report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual _report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 14, 2003
--------------


---------------------------
/s/ Manfred Sternberg
    Manfred Sternberg
    Chief Executive Officer

CERTIFICATIONS*
---------------

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Michael McDonald, certify that:

1. I have reviewed this annual _report on Form 10-K_of Crescent Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report_, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual _report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual _report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual _ report (the "Evaluation Date"); and

     c) presented in this annual _report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual _report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 14, 2003
--------------


---------------------------
/s/ Mike McDonald
    Mike McDonald
    Chief Financial Officer

Certification of Chief Executive Officer of Crescent Communicaitons, Inc.
-------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Manfred Sternberg, the Chief Executive Officer of Crescent Communications, Inc. hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.

Date:    April 14, 2003                          /s/  Manfred Sternberg
                                                 -----------------------------
                                                 Manfred Sternberg
                                                 -----------------------------
                                                 Chief Executive Officer of
                                                 --------------------------
                                                 Crescent Communications, Inc.
                                                 -----------------------------





Certification of Chief Financial Officer of Crescent Communications, Inc.
-------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------


I, Michael McDonald, the Chief Financial Officer of Crescent Communications, Inc. hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.



Date:     April 14, 2003                         /s/ Mike McDonald
                                                 -----------------------------
                                                 Mike McDonald
                                                 -----------------------------
                                                 Chief Financial Officer of
                                                 --------------------------
                                                 Crescent Communications, Inc.
                                                 -----------------------------

                          CRESCENT COMMUNICATIONS, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
             FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD
               FROM INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001

                          CRESCENT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2002                         F-4

  Consolidated Statement of Operations for the year
    ended December 31, 2002 and for the period from
    inception, July 23, 2001, to December 31, 2001                           F-5

  Consolidated Statement of Stockholders' Deficit for the
    year ended December 31, 2002 and for the period from
    inception, July 23, 2001, to December 31, 2001                           F-6

  Consolidated Statement of Cash Flows for the year
    ended December 31, 2002 and for the period from
    inception, July 23, 2001, to December 31, 2001                           F-7

Notes to Consolidated Financial Statements                                   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To  the  Stockholders  and  Directors
Crescent  Communications,  Inc.


We have audited the accompanying consolidated balance sheet of Crescent Communications, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Communications, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 3, the Company has incurred recurring losses from operations, is in a negative working capital and stockholders' deficit position at December 31, 2002, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Houston, Texas
March 28, 2003

                          CRESCENT COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   __________

     ASSETS
     ------

Current assets:
  Accounts receivable, net of allowance for doubtful
    accounts of $50,000                                             $   255,983
  Prepaid insurance                                                       8,923
  Other current assets                                                    3,813
                                                                    ------------

    Total current assets                                                268,719

Property and equipment, net of accumulated depreciation
  of $196,266                                                           580,008

Goodwill                                                                200,346

Other assets                                                             53,861
                                                                    ------------

      Total assets                                                  $ 1,102,934
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                                    $    33,898
  Notes payable                                                          67,300
  Notes payable and advances to related parties                         447,470
  Accounts payable                                                      621,686
  Advances to employees                                                   2,987
  Accrued liabilities                                                   255,030
  Deferred revenue                                                      146,895
                                                                    ------------

    Total current liabilities                                         1,575,266
                                                                    ------------

Commitment and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized, 120
    shares issued and outstanding, $5,000 per share
    liquidation preference ($600,000 aggregate liquida-
    tion preference)                                                          -
  Series B Convertible Non-Redeemable Preferred stock,
    $0.001 par value, 10,000,000 shares authorized, 23
    shares issued and outstanding $200 per share
    liquidation preference ($4,600 aggregate
    liquidation preference)                                                   -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 13,637,511 shares issued and outstanding.                13,107
  Additional paid-in capital                                          3,767,410
  Deferred compensation                                                 (93,100)
  Accumulated deficit                                                (4,159,749)
                                                                    ------------

    Total stockholders' deficit                                        (472,332)
                                                                    ------------

      Total liabilities and stockholders' deficit                   $ 1,102,934
                                                                    ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE YEAR ENDED DECEMBER 31, 2002 AN FOR THE PERIOD FROM
                 INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                   __________

                                                             INCEPTION TO
                                                             DECEMBER 31,
                                                  2002           2001
                                              ------------  --------------
Service revenue                               $ 1,735,524   $     654,843

Cost of services                                1,357,120         590,072
                                              ------------  --------------

    Gross margin                                  378,404          64,771

Selling, general and administrative expenses    3,142,731       1,106,701
                                              ------------  --------------

Loss from operations                           (2,764,327)     (1,041,930)

Interest expense                                 (182,055)       (171,437)
                                              ------------  --------------

Net loss                                      $(2,946,382)  $  (1,213,367)
                                              ============  ==============

Basic and diluted net loss per common share   $     (0.38)  $       (0.31)
                                              ============  ==============

Weighted average shares outstanding             7,850,246       3,939,623
                                              ============  ==============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                               CRESCENT COMMUNICATIONS, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM
                                       INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                                         __________

                                                  SERIES A         SERIES B
                              COMMON STOCK     PREFERRED STOCK  PREFERRED STOCK   ADDITIONAL   RECEIVABLE
                           ------------------  ---------------  ---------------    PAID-IN        FROM         DEFERRED
                            SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL     STOCKHOLDER    COMPENSATION
                           ---------  -------  ------  -------  ------  -------  -----------  -------------  --------------
Balance at inception,
  July 23, 2001              100,000  $ 1,000       -  $     -       -  $     -  $  599,000   $   (384,910)  $           -

Acquisition effective
  July 23, 2001 (Note 2)   3,728,699    2,828     120        -       -        -      (2,828)             -               -

Collection of subscrip-
  tion  receivable from
  stockholder                      -        -       -        -       -        -           -        247,934               -

Issuance of common stock
  for cash and compensa-
  tion                       450,000      450       -        -       -        -      69,550              -               -

Value of conversion fea-
  ture associated with
  convertible debt                 -        -       -        -       -        -     166,185              -               -

Compensatory stock op-
  tions issued to em-
  ployees (1,363,512
  options)                         -        -       -        -       -        -     340,878              -        (257,407)

Net loss                           -        -       -        -       -        -           -              -               -
                           ---------  -------  ------  -------  ------  -------  -----------  -------------  --------------

Balance at December 31,
  2001                     4,278,699    4,278     120        -       -        -   1,172,785       (136,976)       (257,407)
                           ---------  -------  ------  -------  ------  -------  -----------  -------------  --------------

                           ACCUMULATED
                             DEFICIT        TOTAL
                           ------------  ------------
Balance at inception,
  July 23, 2001            $         -   $   215,090

Acquisition effective
  July 23, 2001 (Note 2)             -             -

Collection of subscrip-
  tion  receivable from
  stockholder                        -       247,934

Issuance of common stock
  for cash and compensa-
  tion                               -        70,000

Value of conversion fea-
  ture associated with
  convertible debt                   -       166,185

Compensatory stock op-
  tions issued to em-
  ployees (1,363,512
  options)                           -        83,471

Net loss                    (1,213,367)   (1,213,367)
                           ------------  ------------

Balance at December 31,
  2001                      (1,213,367)     (430,687)
                           ------------  ------------


                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-6

                                              CRESCENT COMMUNICATIONS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM
                                       INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                                         __________


                                  SERIES  A         SERIES  B
                                COMMON  STOCK    PREFERRED STOCK  PREFERRED STOCK  ADDITIONAL   RECEIVABLE
                            -------------------  ---------------  ---------------   PAID-IN        FROM          DEFERRED
                              SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT    CAPITAL     STOCKHOLDER    COMPENSATION
                            ----------  -------  ------  -------  ------  -------  ----------  -------------  --------------
Balance at December 31,
  2001                       4,278,699    4,278     120        -       -        -   1,172,785      (136,976)       (257,407)

Collection of subscrip-
  tion receivable from
  stockholder                        -        -       -        -       -        -      13,024       136,976               -

Issuance of common stock
  for compensation             467,500      468       -        -       -        -     149,356             -               -

Value of conversion fea-
  ture associated with
  convertible debt                   -        -       -        -       -        -     134,000             -               -

Compensatory stock op-
  tions and warrants is-
  sued to employees and
  consultants                        -        -       -        -       -        -     500,301             -         164,307

Issuance of common stock
  for cash                   8,361,312    8,361       -        -       -        -   1,725,176             -               -

Preferred stock issued to
  repay certain debts as-
  sumed in July 31, 2001
  acquisition (Note 2)               -        -       -        -      23        -      72,768             -               -

Net loss                             -        -       -        -       -        -           -             -               -
                            ----------  -------  ------  -------  ------  -------  ----------  -------------  --------------

Balance at December 31,
  2002                      13,107,511  $13,107     120  $     -      23  $     -  $3,767,410  $          -   $     (93,100)
                            ==========  =======  ======  =======  ======  =======  ==========  =============  ==============


                            ACCUMULATED
                              DEFICIT       TOTAL
                            ------------  ------------
Balance at December 31,
  2001                       (1,213,367)     (430,687)

Collection of subscrip-
  tion receivable from
  stockholder                         -       150,000

Issuance of common stock
  for compensation                    -       149,824

Value of conversion fea-
  ture associated with
  convertible debt                    -       134,000

Compensatory stock op-
  tions and warrants is-
  sued to employees and
  consultants                         -       664,608

Issuance of common stock
  for cash                            -     1,733,537

Preferred stock issued to
  repay certain debts as-
  sumed in July 31, 2001
  acquisition (Note 2)                -        72,768

Net loss                     (2,946,382)   (2,946,382)
                            ------------  ------------

Balance at December 31,
  2002                      $(4,159,749)  $  (472,332)
                            ============  ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            CRESCENT COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM
                    INCEPTION, JULY 23, 2001, TO DECEMBER 31, 2001
                                      __________


                                                                        INCEPTION TO
                                                                        DECEMBER 31,
                                                             2002           2001
                                                         ------------  --------------
Cash flows from operating activities:
  Net loss                                               $(2,946,382)  $  (1,213,367)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation expense                                     139,066          57,200
    Provision for bad debt                                    73,864          10,892
    Deferred revenue                                          57,910          88,985
    Amortization of loan costs                               134,000         166,185
    Common stock issued for services                         149,824          25,000
    Compensatory stock options                               664,608          83,471
    Preferred stock issue for accrued liabilities             72,768
    Changes in operating assets and liabilities:
      Accounts receivable                                   (153,624)       (187,115)
      Prepaid and other assets                                 1,814         (49,384)
      Accounts payable                                        55,010         412,070
      Accrued liabilities                                    (85,682)        209,563
      Advances from employees                                  2,987               -
                                                         ------------  --------------

        Net cash used in operating activities             (1,833,837)       (396,500)
                                                         ------------  --------------

Cash flows from investing activities:
  Purchase of computers and equipment                       (189,940)       (171,950)
  Cash received upon acquisition of Berens                         -           4,553
                                                         ------------  --------------

        Net cash used in investing activities               (189,940)       (167,397)
                                                         ------------  --------------

Cash flows from financing activities:
  Proceeds from book overdraft                                33,898               -
  Proceeds from convertible notes payable to related
    parties                                                  134,000         316,185
  Proceeds from long-term debt                                     -          70,516
  Repayment of notes payable to related parties              (69,480)              -
  Proceeds from notes payable                                 81,264               -
  Repayment of notes payable                                 (50,215)              -
  Proceeds from issuance of common stock                   1,733,537          45,000
  Collection of receivable from stockholder                  150,000         247,934
  Payment of asset acquisition debt                                -        (104,965)
                                                         ------------  --------------

        Net cash provided by financing activities          2,013,004         574,670
                                                         ------------  --------------

Net decrease in cash and cash equivalents                    (10,773)         10,773

Cash and cash equivalents at beginning of period              10,773            -  _
                                                         ------------  --------------

Cash and cash equivalents at end of period               $         -   $      10,773
                                                         ============  ==============

Cash paid for interest and income taxes

        Interest                                         $    31,407   $           -
                                                         ============  ==============

        Income taxes                                     $         -   $           -
                                                         ============  ==============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Crescent Communications, Inc. (the "Company") is a Nevada Corporation that was originally established to conduct an effort to capitalize on the telecommunications industry downturn that began during 2000. The Company has now focused its efforts on providing the healthcare community BLUEGATE, the Company's secure medical network using Cisco System's(TM) virtual private network technology to assist in compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPPA").

     The Company was originally incorporated as Solis Communications, Inc. ("Solis") on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. Following is a summary of the Company's significant accounting policies:

     SIGNIFICANT  ESTIMATES
     ----------------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

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


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

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

     STOCK-BASED  COMPENSATION
     -------------------------

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

     LOSS  PER  SHARE
     ----------------

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2002 and 2001, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic consolidated financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's consolidated financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

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

     REVENUE  RECOGNITION
     --------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2002, deferred service revenue was $146,895.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 will have a continuing impact on the Company's future results of operations and financial position because at December 31, 2002, the Company has $200,346 of goodwill recorded on its balance sheet. The Company recognized no goodwill amortization or impairment during either the year ended December 31, 2002 or the period from inception, July 23, 2001, to December 31, 2001.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED
     ----------------------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

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


     Liabilities  assumed
     --------------------

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


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the year ended December 31, 2002 and during the period from inception, July 23, 2001, to December 31, 2001 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows:


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

                                               2002          2001
                                           ------------  ------------
       Net loss                            $(2,946,382)  $(1,213,367)
       Negative cash flow from operations   (1,774,837)     (396,500)
       Negative working capital             (1,276,547)   (1,072,959)
       Stockholders' deficit                  (442,332)     (430,687)


     These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has supported current operations by: 1) raising additional operating cash through private placements of its common stock, 2) issuing debt convertible to common stock to certain key stockholders and 3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

     These steps have provided the Company with the cash flows to continue its business plan, but have not resulted in significant improvement in the Company's financial position. Management is considering alternatives to address its critical cash flow situation that include:

     - Raising capital through additional sale of its common and preferred stock and/or debt securities.

     - Merging the Company with another business that compliments current activities.

     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of the Company's stock in lieu of cash payments to employees or vendors.


     These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that the Company's current financial position can be improved, that it can raise additional working capital or that it can achieve positive cash flows from operations. The Company's long-term viability as a going concern is dependent upon the following:

     - The Company's ability to locate sources of debt or equity funding to meet current commitments and near term future requirements.

     - The ability of the Company to achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.


4.   FURNITURE  AND  EQUIPMENT,  NET
     -------------------------------

     Furniture and equipment, net consists of the following at December 31, 2002:

       Computer and internet equipment             $ 556,039
       Software                                      164,274
       Office furniture and equipment                 55,961
                                                   ----------

                                                     776,274
       Less accumulated depreciation                (196,266)
                                                   ----------

                                                   $ 580,008
                                                   ==========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


4.   FURNITURE  AND  EQUIPMENT,  NET,  CONTINUED
     -------------------------------------------

     Depreciation expense for the year ended December 31, 2002 and for the period from inception, July 23, 2001 to December 31, 2001 was $139,066 and $57,200, respectively. All depreciation expense is presented in cost of sales in the accompanying statement of operations.


5.   NOTES  PAYABLE
     --------------

     Notes payable at December 31, 2002 were as follows:

     Note payable to an investment company, bearing interest
       at a stated rate of 10% per year and due upon collec-
       tion of $50,000 in convertible debt or equity financing
       involving the Company's common stock. The note balance
       includes a $4,000 origination fee that was recognized
       as interest expense at the date the note was funded
       resulting in an effective annual interest rate exceeding
       100% in 2002 because the funding occurred on December 20,
       2002.                                                      $47,000

     Promissory note payable to an individual, bearing interest at 3.5% per year and due in monthly payments of $4,000,
       including interest, through June 2003.  This note is un-
       collateralized.                                             20,300
                                                                  -------

              Total notes payable                                 $67,300
                                                                  =======


6.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------

     Notes payable to related parties at December 31, 2002 were as follows:

     Note  payable  to  Manfred  Sternberg  and  Robert  Davis, officers/founding stockholders of the Company, under
       a $150,000 line of credit bearing interest at prime
       (4.75% at December 31, 2002) plus 1.25% per year and
       due on demand. If the note holders do not demand
       payment, the note is payable in monthly payments of
       interest only through May 2002 and in monthly pay-
       ments of principal and interest thereafter, through
       the final payment in May 2004. This note is collat-
       eralized by substantially all assets of the Company.       $100,754

     Notes  payable  to  Manfred  Sternberg  under  a  factoring arrangement with interest rates that vary based on the
       age of the underlying receivables. These notes are col-
       lateralized by the accounts receivable on which they
       are based and are due upon collection of the underlying
       receivables.                                               $34,265


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

6.   NOTES PAYABLE TO RELATED PARTIES, CONTINUED
     -------------------------------------------

       Convertible notes payable to Manfred Sternberg (officer/
       founding stockholder of the Company), Laguna Rig
       Service, Inc. and Upland Energy, Inc. (companies con-
       trolled by Robert Davis, a officer/founding stockhol-
       der of the Company). These notes bear interest at a
       stated rate of 8% per year and are due on demand.  If
       demand is not made by the note holders, the final
       maturity dates of these notes will occur at various
       dates through October 2011.  Interest is due monthly.
       These notes provide the holders an option for imme-
       diate conversion into shares of the Company's common
       stock at a conversion price of $0.05 per share. The
       conversion price at the date these notes were nego-
       tiated was below the fair value of the Company's
       common stock.   Accordingly, these notes were issued
       at discounts equal to their entire stated value and
       because the notes were immediately convertible, the
       discounts were charged directly to interest expense
       at the date the notes were funded, resulting in an
       effective annual interest rate exceeding 100% in 2001      166,185

     Convertible notes payable to Manfred Sternberg (officer/
       founding stockholder of the Company)and Mandred
       Partners, Ltd. ( a company con-trolled by Robert Davis,
       a officer/founding stockholder of the Company).
       These notes bear interest at a stated rate of 8% per
       year and are due on demand. If demand is not made by
       the note holders, the final maturity dates of these
       notes will occur at various dates through October
       2011.Interest is due monthly. These notes provide
       the holders an option for immediate conversion into
       shares of the Company's common stock at a
       conversion price of $0.05 per share.  The conversion
       price at the date these notes were negotiated
       was below the fair value of the Company's
       common stock. Accordingly, these notes were issued
       at discounts equal to their entire stated value and
       because the notes were immediately convertible, the
       discounts were charged directly to interest expense
       at the date the notes were funded, resulting in an
       effective annual interest rate exceeding 100% in 2002      134,000

       Short-term non-interest bearing un-collateralized
         advances to stockholders                                  12,266
                                                                 --------

              Total notes payable to related parties             $447,470
                                                                 ========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities consists of the following at December 31, 2002:

       Accrued payroll tax liability               $119,057
       Accrued penalties on payroll tax liability    81,836
       Accrued medical insurance                     13,203
       Accrued sales taxes                           20,290
       Accrued interest expense                      16,648
       Other accrued liabilities                      3,996
                                                   --------

                                                   $255,030
                                                   ========

     The accrued payroll tax liability includes an $81,836 balance that was assumed in connection with the reverse acquisition of Berens Industries, Inc. (See Note 2). Penalties and interest incurred on this liability have been accrued through December 31, 2002; however such penalties and interest may continue to accrue. Accordingly, this payroll tax liability could increase significantly if not settled in the near term in an amount that is satisfactory to the Company. The Company is actively involved in discussions to settle this balance.


8.   INCOME  TAXES
     -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2002 were as follows:

       Liability
       ---------
       Basis of goodwill                 $     6,433
       Basis of property and equipment        42,556
                                         ------------

         Total liabilities                    48,989
                                         ------------

       Assets
       ------
       Benefit from carryforward of net
         operating loss                    1,544,631
       Basis of plant and equipment                -
       Allowance for doubtful accounts        17,000
                                         ------------

         Total assets                      1,561,631

       Less valuation allowance           (1,512,642)
                                         ------------

                                              48,989
                                         ------------

         Net deferred tax asset          $         -
                                         ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the year ended
     December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001 is as follows:


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   INCOME  TAXES,  CONTINUED
     -------------------------

                                          YEAR ENDED          INCEPTION TO
                                     DECEMBER  31,  2002   DECEMBER  31,  2001
                                    --------------------  ---------------------
                                       AMOUNT    PERCENT    AMOUNT     PERCENT
                                    -----------  -------  ----------  ---------
       Benefit for income tax at
         federal statutory rate     $1,001,770     34.0%  $ 412,545       34.0%
       Non-deductible meals and
         entertainment                  (1,379)       -        (316)         -
       Non-deductible interest
         expense                       (45,560)    (1.5)    (56,502)      (4.7)
       Non-deductible compensation    (291,927)   (10.0)    (36,880)      (3.0)
       Increase in valuation
         allowance                    (662,904)   (22.5)   (318,847)     (26.3)
                                    -----------  -------  ----------  ---------

         Total                      $        -        -%  $    -  _        - _%
                                    ===========  =======  ==========  =========

     At December 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $4,543,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2022. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $1,144,000 of net operating losses incurred prior to July 23, 2001 was significantly limited as a result of the change of control that occurred in connection with the Company's reverse acquisition of Berens Industries, Inc. (See Note 2). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.

9.   STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

     The Company sold certain common shares to accredited private investors for cash under a Regulation D Private Placement Memorandum. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $0.10 to $0.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.

     In June the Company entered into an agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the Agreement provided for the Company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the 5-day period preceding the exercise, with a floor price of $0.40. The term was originally to expire August 31, 2002, but was amended and extended at various dates. As of December 31, 2002 the Company has issued 7,767,726 shares for $1,610,147 under this arrangement. On October 24, 2002 the Company entered into a second agreement with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. The first 3 million shares have a floor price of $0.40 and the remainder have a floor price of $0.70. As of December 31, 2002 the Company had issued 93,586 shares for $13,390 under this second agreement.

     The Company issued common stock to two consultants for legal and financial services. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. 467,500 shares for compensation aggregating $268,585 were issued under these arrangements.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


9.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     COMMON  STOCK,  CONTINUED
     -------------------------

     During the period from inception, July 23, 2001, through December 31, 2001, the Company issued 450,000 shares of its common stock under a private placement offering. Compensation expense of $25,000 was recognized in connection with the private placement offering because 250,000 of the shares were sold to an employee at a price below the quoted market price at the date of sale.

     REVERSE  STOCK  SPLIT
     ---------------------

     Effective September 24, 2001, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock split has been reflected in the accompanying consolidated financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record date of the reverse stock split have been restated to reflect the stock split on a retroactive basis.

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     During 2001 the Company's board of directors approved the issuance of 120 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $5,000 per share. Each share of Series A convertible preferred stock may be converted, at the option of the shareholder, into 233,975 shares of common stock with fractional shares permitted.

     SERIES  B  PREFERRED  STOCK
     ---------------------------

     During 2002 the Company's board of directors approved the issuance of 100 shares of Series B convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $200 per share. On October 11, 2002 the Company issued 23 shares of such stock to retire certain liabilities totaling $72,768 and to obtain indemnification from certain contingencies assumed in the reverse acquisition of Berens Industries, Inc. (See Note 2) Each share is convertible, at the option of the shareholder, into 50,000 shares of common stock with fractional shares permitted.

     STOCK  OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options is approved by the board of directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant, less a discount approved by the board of directors. The options vest immediately or over a period of time as determined at the date of grant.

     STOCK  OPTION  PLAN
     -------------------

     The Company has adopted the 2002 Stock and Stock Option Plan (the "Plan") under which incentive stock options for up to 450,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Plan is designed to attract and reward key executive personnel. As of December 31, 2002, the Company had granted no options or shares under the Plan.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

9.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTION  PLAN,  CONTINUED
     -------------------------------

     Stock options granted pursuant to the Option Plan expire as determined by the board of directors. All of the options granted by the Company are to be granted at an option price equal to the fair market value of the common stock at the date of grant.

     PRO-FORMA  DISCLOSURES
     ----------------------

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001 follows:

                                                        2002         2001
                                                     -----------  -----------
       Net loss as reported                          $2,946,382   $1,213,367

       Proforma net loss                             $3,162,186   $1,227,357

       Basic and diluted loss per share as reported  $     0.38   $     0.31

       Proforma basic and diluted loss per share     $     0.40   $     0.31

       Risk free interest rate                                4%           4%

       Dividend yield                                       -0-          -0-

       Weighted average volatility                          200%          70%

       Weighted-average expected life of options         3 yrs.       3 yrs.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


9.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     SUMMARY  OF  STOCK  OPTIONS
     ---------------------------

     A summary of the Company's stock option activity and related information for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001 follows:

                                                   NUMBER OF              WEIGHTED-
                                                    SHARES                AVERAGE
                                                     UNDER     EXERCISE   EXERCISE
                                                   OPTIONS      PRICE      PRICE
                                                  ----------  ----------  ---------
       Outstanding - at inception, July 23, 2001     10,000   $     4.00  $    4.00

         Granted                                  1,363,512         0.10       0.10
         Forfeited                                  (10,000)        4.00       4.00
                                                  ----------

      Outstanding - December 31, 2001             1,363,512         0.10       0.10

         Granted                                  1,881,825         0.10       0.10
         Cancelled                                 (491,537)        0.10       0.10
                                                  ----------

       Outstanding - December 31, 2002            2,753,800                    0.10
                                                  ==========


     The weighted-average fair value of options granted during the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001 was $0.23 and $0.29, respectively. The compensation expense associated with these options is being recognized ratably over the service period required of the employees.


       NUMBER OF                                   REMAINING
      COMMON STOCK   CURRENTLY                    CONTRACTUAL   EXERCISE
      EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)    PRICE
      ------------  -----------  ---------------  ------------  ---------
         1,363,512    1,323,800  November 2011             8.8  $    0.10
         1,380,000    1,758,491  February 2012             9.2       0.10
            50,000       33,334  October 2012              9.8       0.10
      ------------  -----------

         2,753,800    2,663,800
      ============  ===========

     SUMMARY OF STOCK WARRANTS
     -------------------------

     A summary of the Company's warrant activity and related information for the year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001 follows:

                                             NUMBER OF                WEIGHTED-
                                              SHARES                   AVERAGE
                                               UNDER      EXERCISE     EXERCISE
                                              OPTIONS      PRICES       PRICE
                                             ---------  ------------  ----------
       Outstanding - at inception, July 23,
         2001 and December 31, 2001                  -             -           -

         Granted                             1,470,000  $0.10- $0.50  $     0.41
                                             ---------

       Outstanding - December 31, 2002       1,470,000   0.10-  0.50        0.41
                                             =========


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


9.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     SUMMARY OF STOCK WARRANTS, CONTINUED

     The weighted-average fair value of warrants granted during the year ended December 31, 2002 was $0.29. Compensation expense associated with certain of the warrants granted in 2002 was recognized at issuance because there was no vesting period.

        NUMBER OF                                   REMAINING
       COMMON STOCK   CURRENTLY                    CONTRACTUAL   EXERCISE
       EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)    PRICE
       ------------  -----------  ---------------  ------------  ---------
            750,000      750,000  November 2005             2.9  $    0.50
            100,000      100,000  February 2008             2.2       0.10
            220,000      220,000  July 2008                 2.5       0.10
            400,000      400,000  March 2008                2.2       0.50
       ------------  -----------
          1,470,000    1,470,000
       ============  ===========

     RECEIVABLE  FROM  STOCKHOLDER
     -----------------------------

     The $136,976 receivable from stockholder at December 31, 2001 represented the balance due from preferred stockholders/directors and/or officers of the Company, for the initial $600,000 capitalization of the Company. This receivable was non-interest bearing and had no stated repayment terms. The receivable was collected in January 2001.

10.  LEASE  COMMITMENT
     -----------------

     The Company operates from leased office space under an operating lease that expires in July 2005 and includes no provisions for extension. The lease includes lease payments escalation and provisions for other increases to rental payments should certain costs of the landlord increase. The Company also pays monthly access fees to the buildings in which it provides its broadband services. Following is a summary of future annual lease payments at December 31, 2002:

                                    OFFICE    BUILDING
     YEAR ENDING                     LEASE     ACCESS
     DECEMBER 31,                  PAYMENTS     FEES       TOTAL
     ------------                  ---------  ---------  ---------
        2003                          93,496     86,400    179,896
        2004                          93,496     86,400    179,896
        2005                          54,539     86,400    140,939
        2006                               -     59,300     59,300
                                   ---------  ---------  ---------

        Total                      $ 241,531  $ 318,500  $ 560,031
                                   =========  =========  =========

     Rent expense incurred under operating leases for year ended December 31, 2002 and for the period from inception, July 23, 2001, to December 31, 2001 was $93,496 and $47,036, respectively.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


11.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001, the Company engaged in various related party transactions as follows:

     - During the year ended December 31, 2002 and the period from inception, July 32, 2001, to December 31, 2001, Manfred Sternberg and Robert Davis, officer and/or primary stockholders of the Company or companies which they control made loans to the Company under convertible debt agreements totaling $166,185 and $134,000, respectively. These notes bear interest at a stated rate of 8% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur at various dates through October 2011 Interest is due monthly. These notes provide the holders an option for immediate conversion into shares of the Company's common stock at a conversion price of $0.05 per share. The conversion price at the date these notes were negotiated was below the fair value of the Company's common stock. Accordingly, these notes were issued at discounts equal to their entire stated value and because the notes were immediately convertible, the discounts were charged directly to interest expense at the date the notes were funded, resulting in an effective annual interest rate exceeding 100% in the year of origination. The total amount due under convertible notes payable to related parties at December 31, 2002 is $300,185. (See Note 6)

     - During the year ended December 31, 2002, the Company entered into a factoring arrangement on its accounts receivable. The amount due under this factoring arrangement was $34,265 at December 31, 2002. (See Note
          6)

     - During the period from inception to December 31, 2001, the company entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2002 is $100,754. (See Note 6)

     - During the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2002, the Company incurred interest expenses on related party debt of approximately $163,000 and $170,000, respectively.


12.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     At the inception of the Company, a founding stockholder contributed certain assets as follows:

       Computer equipment                       $196,060
       Security deposit                           19,030
                                                --------

                                                $215,090
                                                ========