Form 10QSB
period 2003-03-31
CRESCENT COMMUNICATIONS  INC
filed 2003-05-15
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

               For  the  quarterly  period  ended  March 31, 2003

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


                             BERENS INDUSTRIES, INC.
                                  (Former Name)



      As of May 8, 2003 the registrant had 23,926,105 shares of Common Stock outstanding.


                 Transitional Small Business Disclosure Format:

                              Yes [ ]    No [X]


                          CRESCENT COMMUNICATIONS, INC.
                        (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________


PART I.   FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Financial Statements. . . . . . . . . F-1

           Condensed Consolidated Consolidated Condensed Balance Sheet as of
             March 31, 2003 (Unaudited) and December 31, 2002 . . . . . . . . . . F-2

           Unaudited Condensed Consolidated Statement of Operations
             for the three months ended March 31, 2003 and 2002 . . . . . . . . . F-3

           Unaudited Condensed Consolidated Statement of Stockholders'
             Equity for the three months ended March 31, 2003 . . . . . . . . . . F-4

           Unaudited Condensed Consolidated Statement of Cash Flows
             for the three months ended March 31, 2003 and 2002 . . . . . . . . . F-5

           Notes to Condensed Consolidated Condensed Financial Statements . . . . F-6

  Item 2. Management's Discussion and Analysis. . . . . . . . . . . . . . . . . . I-1

  Item 3.  Evaluation of Disclosure Controls and Procedures . . . . . . . . . . . I-3


PART II.  OTHER  INFORMATION

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . II-1

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . II-2

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2

          Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3

ITEM  1.   FINANCIAL  STATEMENTS







                          CRESCENT COMMUNICATIONS, INC.

                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                          CRESCENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   __________

                                                          MARCH 31,     DECEMBER 31,
                                                             2003           2002
     ASSETS                                              (UNAUDITED)       (NOTE)
     ------                                              ------------  --------------
Current assets:
  Cash and cash equivalents                              $    17,011   $           -
  Accounts receivable, net of allowance for doubtful
    accounts of $40,000 and $50,000 at March 31, 2003
    and December 31, 2002                                    308,835         255,983
  Prepaid and other                                            5,208          12,736
                                                         ------------  --------------
      Total current assets                                   331,054         268,719

Property and equipment, net of accumulated depreciation
  of $251,266 and $196,266 at March 31, 2003 and
  December 31, 2002                                          533,974         580,008

Goodwill                                                     200,346         200,346

Other assets                                                  53,861          53,861
                                                         ------------  --------------
      Total assets                                       $ 1,119,235   $   1,102,934
                                                         ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                         $         -   $      33,898
  Notes payable                                              135,300          67,300
  Notes payable to related parties                           470,205         447,470
  Accounts payable                                           649,925         621,686
  Due to employees                                            15,722           2,987
  Accrued liabilities                                        244,974         255,030
  Deferred revenue                                           133,329         146,895
                                                         ------------  --------------

      Total current liabilities                            1,649,455       1,575,266
                                                         ------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 120
    issued and outstanding                                         -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized; 23
    issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,561,251 and 13,637,511 shares issued
    and outstanding at March 31, 2003 and December 31,
    2002, respectively                                        19,561          13,107
  Additional paid-in capital                               4,342,909       3,767,410
  Subscription receivable                                   (156,289)              -
  Deferred compensation                                       (9,000)        (93,100)
  Accumulated deficit                                     (4,727,401)     (4,159,749)
                                                         ------------  --------------

      Total stockholders' deficit                           (530,220)       (472,332)
                                                         ------------  --------------

          Total liabilities and stockholders' equity     $ 1,119,235   $   1,102,934
                                                         ============  ==============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS MARCH 31, 2003 AND 2002
                                   __________



                                               MARCH 31,     MARCH 31,
                                                  2003          2002
                                              ------------  ------------

Service revenue                               $   603,389   $   425,981

Cost of services                                  411,754       308,653
                                              ------------  ------------

  Gross margin                                    191,635       117,328

Selling, general and administrative expenses      748,315       539,419
                                              ------------  ------------

Loss from operations                             (556,680)   (  422,091)

Interest expense                                   10,972       140,869
                                              ------------  ------------

Net loss                                      $  (567,652)  $(  562,960)
                                              ============  ============


Basic and diluted net loss per common share   $     (0.04)  $     (0.13)
                                              ============  ============

Weighted average shares outstanding            14,459,265     4,314,324
                                              ============  ============


                            See accompanying notes.

                                               CRESCENT COMMUNICATIONS, INC.
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                        __________


                                                  SERIES  A           SERIES  B
                                             -------------------  ------------------
                           COMMON STOCK        PREFERRED STOCK     PREFERRED STOCK    ADDITIONAL    SUBSCRIP-
                        -------------------  -------------------  ------------------   PAID-IN        TION         DEFERRED
                          SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     RECEIVABLE    COMPENSATION
                        ----------  -------  --------  ---------  -------  ---------  ----------  ------------  --------------
Balance at December
  31, 2002              13,107,511  $13,107       120  $       -       23  $       -  $3,767,410  $         -   $     (93,100)

Issuance of common
  stock for compensa-
  tion                      50,000       50         -          -        -          -      14,950            -               -

Compensatory stock
  options issued to
  employees and con-
  sultants (1,200,288
  options)                       -        -         -          -        -          -       9,000            -          (9,000)

Issuance of common
  stock for cash         6,403,740    6,404         -          -        -          -     551,549     (156,289)              -

Amortization of
  deferred compen-
  sation                         -        -         -          -        -          -           -            -          93,100

Net loss                         -        -         -          -        -          -           -            -               -
                        ----------  -------  --------  ---------  -------  ---------  ----------  ------------  --------------

Balance at March 31,
  2003                  19,561,251  $19,561       120  $       -       23  $       -  $4,342,909  $  (156,289)  $      (9,000)
                        ==========  =======  ========  =========  =======  =========  ==========  ============  ==============



                         ACCUMULATED
                           DEFICIT       TOTAL
                        -------------  ----------
Balance at December
  31, 2002              $ (4,159,749)  $(472,332)

Issuance of common
  stock for compensa-
  tion                             -      15,000

Compensatory stock
  options issued to
  employees and con-
  sultants (1,200,288
  options)                         -           -

Issuance of common
  stock for cash                   -     401,664

Amortization of
  deferred compen-
  sation                           -      93,100

Net loss                    (567,652)   (567,652)
                        -------------  ----------

Balance at March 31,
  2003                  $ (4,727,401)  $ 530,220
                        =============  ==========



                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   __________

                                                   MARCH 31,    MARCH 31,
                                                     2003         2002
                                                  -----------  -----------
Cash flows from operating activities:
  Net loss                                        $ (567,652)  $ (562,960)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                     79,999      303,643
                                                  -----------  -----------
      Net cash used in operating activities         (487,653)    (259,317)
                                                  -----------  -----------
Cash flows from investing activities:
  Capital expenditures                                     -       (2,101)
                                                  -----------  -----------
      Net cash used in investing activities                -       (2,101)
                                                  -----------  -----------
Cash flows from financing activities:
  Proceeds from notes payable                        127,000      134,000
  Payments on notes payable                          (24,000)     (22,207)
  Collection of receivable from stockholder                -      150,000
  Issuance of common stock for cash                  401,664            -
                                                  -----------  -----------
      Net cash provided by financing activities      504,664      261,793
                                                  -----------  -----------

Net increase in cash and cash equivalents             17,011          375

Cash and cash equivalents at beginning of period           -       10,773
                                                  -----------  -----------
Cash and cash equivalents at end of period        $   17,011   $   11,148
                                                  ===========  ===========


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   BASIS  OF  PRESENTATION
     -----------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Crescent Communications, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the three months ended March31, 2002, the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows:

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

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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


3.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.


4.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties totaling $300,185 are convertible into shares of the Company's common stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At March 31, 2003 the notes are convertible into 6,003,700 common shares.

     During the three months ended March 31, 2003 certain members of the executive management team advanced $80,000 under short term borrowing agreements. The amounts are due on demand and call for interest at 10% of the face value of the loan.

     In order to meet cash requirements, one of the Company's officers entered into an agreement to factor certain receivables of the Company. The arrangement, which began in May allows for receivables to be sold at 90% of their book value. At March 31, 2003 $22,264 was outstanding under this agreement.


5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the three months ended March 31, 2003, the Company engaged in various transactions affecting stockholders' equity, as follows:

     - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2002. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the three month period ended March 31, 2003 6,403,740 shares were issued for $551,549.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


5.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

          -    The  Company  issued  common  stock  for  legal services totaling
               $15,000.

          - The Company issued options to acquire shares of the Company's common stock to employees and consultants. The options are exercisable after a vesting period at $.20 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This management's Discussion and Analysis as of March 31, 2003 and for the three months ended March 31, 2003, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE RECOGNITION
-------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At March 31, 2003, deferred service revenue was $133,329.

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

GENERAL

     Crescent Communications is a Nevada corporation that began operations on July 23, 2001, providing co-location hosting and connectivity systems to small to mid-size businesses in Texas. The Company, headquartered in Houston, Texas is a Value Added Network provider that develops and deploys specific technological internet related solutions for businesses.

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

     On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially owned an aggregate of approximately 28,000,000 shares of common stockAs a result, the former shareholders control approximately 67% of the common stock. The Series A Preferred Stock does not receive dividends.

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

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital position at March 31, 2003. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2002 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS


     During the three months ended March 31, 2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $603,389 versus $425,981 for the three month period ended March 31, 2002. This increase of $177,408 is a 42 percent improvement and is primarily attributable to higher connectivity revenue. Revenue from connectivity increased $128,143 as compared to the first quarter of 2002. The Company also realized improvement in the areas of Engineering and Product sales in 2003.

     Cost of sales for the three months ended March 31, 2003 were $411,754 versus $308,653 for the preceding comparable period. The increase is due to higher interconnect fees and product costs associated with the larger customer base being served. The gross margin for the three month period just ended is 32% as compared with the 27% gross margin for the same time period in 2002. The improvement in gross margin is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling general and administrative expenses of $748,315 represents and increase of $208,896 as compared to the period ended March 31, 2002. The increase is attributable to higher direct payroll expenses partially offset by lower costs attributable to stock based compensation.

     Interest expense is lower in 2003 by $129,897 due almost entirely to the cost associated with convertible notes issued to related parties in 2002. The discounts on the notes associated with the conversion feature resulted in the entire stated amount of the notes of $134,000 being charged to interest expense.

     No  significant  capital  expenditures  were  made  during  the  period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2003 the Company had cash and cash equivalents of $17,011. Operations for the three month period ended March 31, 2003 have been funded by the issuance of common stock for cash of $551,549, newly issued short term notes payable to management for $80,000, advances under a line of credit agreement of $47,000 and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, break even cash flow is not expected until late 2003 at the earliest.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. During the three months ended March 31 the Company raised $551,549 from the sale of equity securities. We believe future fundings may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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


ITEM  3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Manfred Sternberg, our Chief Executive Officer and Mike McDonald, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report of Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART   II

ITEM  2.   CHANGES  IN  SECURITIES

     In June 2002, the Company entered into and agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the agreement provided for the company to issue shares of Regulation S stock at 35% of the average bid price for the preceding five day period of the exercise with a floor price of $.40. The term was originally to expire August 31, 2002, but has been extended.

     On October 24, 2002 the Company entered into a second agreement with a different firm with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. Both agreements have been amended and extended.

     The transactions during the quarter totaled 6,403,740 shares for $551,549 and were as follows:

        Date Issued        Title of Securities    Shares
        -----------------  -------------------  ---------
        January 14, 2003   Common Shares          600,527
        February 3, 2003   Common Shares           66,333
        February 11, 2003  Common Shares          677,310
        February 17, 2003  Common Shares          320,192
        March 3, 2003      Common Shares          600,356
        March 11, 2003     Common Shares          640,378
        March 18, 2003     Common Shares        1,048,214
        March 26, 2003     Common Shares          278,359
        March 31, 2003     Common Shares        2,172,071

     The Company issued common stock to a consultant for legal services. This transaction is exempt pursuant to Section 4(2) of the Securities Act of 1933. Through March 31, 2003, 50,0000 shares aggregating $15,000 as shown below have been issued under this arrangement.

     Date  Issued          Title  of  Securities          Shares
     ------------          ---------------------          ------
     February  14,  2003     Common  Shares               50,000



     The Company issued options and warrants to acquire certain common shares to employees and consultants in lieu of cash compensation under section 4(2) of the Securities Act of 1933. The options and warrants are exercisable after a vesting period at the employees election, at an option price of $.10 per share:

    Date Issued     Title of Securities    Vesting Period   Shares Granted
    -----------     -------------------    --------------   --------------
   March 14, 2003     Common Shares           One Year         200,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits - None
     (b)  Reports on Form 8-K - None


                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                             Crescent Communications, Inc.

Date:  May 15, 2003
                                             --------------------------------
                                             /s/  Manfred Sternberg
                                             Manfred Sternberg,
                                             Chief Executive Officer



                                             Crescent Communications, Inc.

Date:  May 15, 2003
                                             --------------------------------
                                             /s/  Mike McDonald
                                             Mike McDonald,
                                             Chief Financial Officer

Certification of Chief Executive Officer of Crescent Communications, Inc.
-------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Manfred Sternberg, the Chief Executive Officer of Crescent Communications, Inc., hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-QSB, for the period ending March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the periodic report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.


                                             --------------------------------
Date:     May 15, 2003                        /s/  Manfred Sternberg
                                              Manfred Sternberg
                                              Chief Executive Officer



Certification of Chief Financial Officer of Crescent Communications, Inc.
-------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
---------

I, Mike McDonald, the Chief Financial Officer of Crescent Communications, Inc., hereby certify that Crescent Communications, Inc.'s periodic report on Form 10-QSB, for the period ending March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained in the periodic report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of the operations of Crescent Communications, Inc.


                                             --------------------------------
Date:     May 15, 2003                        /s/ Mike McDonald
                                              Mike McDonald
                                              Chief Financial Officer

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

Date: May 15, 2003


________________________________
/s/ Manfred Sternberg
Manfred Sternberg
Chief Executive Officer

CERTIFICATIONS
--------------

I, Mike McDonald, the Chief Financial Officer of Crescent Communications, Inc, certify that:

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

Date: May 15, 2003


_______________________________
/s/ Mike McDonald
Mike McDonald
Chief Financial Officer