Form 10QSB
period 2003-06-30
CRESCENT COMMUNICATIONS  INC
filed 2003-08-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

                  For the quarterly period ended June 30, 2003

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


                             BERENS INDUSTRIES, INC.
                                  (Former Name)



     As of July 31, 2003 the registrant had 25,519,561 shares of Common Stock outstanding.


                 Transitional Small Business Disclosure Format:

                              Yes [   ]    No [ X ]

                          CRESCENT COMMUNICATIONS, INC.

                       (FORMERLY BERENS INDUSTRIES, INC.)

                                TABLE OF CONTENTS

                                  -------------

PART  I.   FINANCIAL  INFORMATION

     Item  1.  Unaudited Condensed Consolidated Financial Statements . . . . F-1

                 Condensed Consolidated Balance
                   Sheet as of June 30, 2003 (Unaudited) and
                   December 31, 2002 . . . . . . . . . . . . . . . . . . . . F-2


                 Unaudited Condensed Consolidated Statement of
                   Operations for the three months and six months
                   Ended  June  30,  2003  and  2002 . . . . . . . . . . . . F-3


                 Unaudited Condensed Consolidated Statement of
                   Stockholders' Equity for the six months ended
                   June 30, 2003 . . . . . . . . . . . . . . . . . . . . . . F-4


                 Unaudited Condensed Consolidated Statement of
                   Cash Flows for the six months ended June 30,
                   2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . F-5


                 Notes  to  Unaudited  Condensed  Consolidated
                   Financial  Statements . . . . . . . . . . . . . . . . . . F-6

     Item  2.  Management's  Discussion  and  Analysis . . . . . . . . . . . I-1

     Item  3.  Evaluation  of  Disclosure  Controls  and  Procedures . . . . I-4


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . .II-1

     Item  4.  Submission  of  Matters  to  a Vote of Security Holders . . .II-2

     Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .II-2

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .II-3

     Certifications  . . . . . . . . . . . . . . . . . . . . . . . . . . . .II-4

ITEM  1.   FINANCIAL  STATEMENTS





                          CRESCENT COMMUNICATIONS, INC.

                                  ------------




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                          CRESCENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  -----------


                                                             JUNE 30,     DECEMBER 31,
                                                               2003           2002
     ASSETS                                                (UNAUDITED)       (NOTE)
     ------                                                ------------  --------------

Current assets:
  Accounts receivable, net of allowance for doubtful
    accounts of $50,000 at June 30, 2003 and December 31,
    2002                                                   $   259,408   $     255,983
  Prepaid and other                                              1,394          12,736
                                                           ------------  --------------

      Total current assets                                     260,802         268,719

Property and equipment, net of accumulated depreciation
  of 290,298 and $196,266 at June 30, 2003 and
  December 31, 2002                                            497,386         580,008

Goodwill                                                       200,346         200,346

Other assets                                                    53,861          53,861
                                                           ------------  --------------

        Total assets                                       $ 1,012,395   $   1,102,934
                                                           ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                           $    22,315   $      33,898
  Notes payable                                                      -          67,300
  Notes payable to related parties                             539,887         447,470
  Accounts payable                                             671,361         621,686
  Due to employees                                               3,996           2,987
  Accrued liabilities                                          346,765         255,030
  Deferred revenue                                             126,864         146,895
                                                           ------------  --------------

      Total current liabilities                              1,711,188       1,575,266
                                                           ------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 120
    issued and outstanding                                           -               -
   Series B Convertible Non-Redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized; 23
    issued and outstanding at December 31, 2002                      -               -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 25,175,415 and 13,107,511 shares issued
    and outstanding at June 30, 2003 and December 31,
    2002, respectively                                          25,175          13,107
  Additional paid-in capital                                 4,760,860       3,767,410
  Deferred compensation                                        (10,125)        (93,100)
  Accumulated deficit                                       (5,474,703)     (4,159,749)
                                                           ------------  --------------

      Total stockholders' deficit                             (698,793)       (472,332)
                                                           ------------  --------------

        Total liabilities and stockholders' equity         $ 1,012,395   $   1,102,934
                                                           ============  ==============


Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                  ------------


                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                   JUNE 30,
                                -------------------------  --------------------------
                                    2003         2002          2003          2002
                                ------------  -----------  ------------  ------------

Service revenue                 $   580,664   $  436,532   $ 1,184,053   $   862,513

Cost of services                    407,502      315,992       819,256       624,645
                                ------------  -----------  ------------  ------------

  Gross margin                      173,162      120,540       364,797       237,868

Selling, general and adminis-
  trative expenses                  910,135      618,687     1,658,450     1,158,106
                                ------------  -----------  ------------  ------------

Loss from operations               (736,973)    (498,147)   (1,293,653)     (920,238)

Interest expense                     10,329       10,144        21,301       151,013
                                ------------  -----------  ------------  ------------

Net loss                        $  (747,302)  $ (508,291)  $(1,314,954)  $(1,071,251)
                                ============  ===========  ============  ============


Basic and diluted net loss per
  common share                  $     (0.03)  $    (0.12)  $     (0.07)  $     (0.24)
                                ============  ===========  ============  ============

Weighted average shares out-
  standing                       23,614,681    4,379,074    19,211,411     4,379,074
                                ============  ===========  ============  ============

                            See accompanying notes.

                                         CRESCENT COMMUNICATIONS, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                  ----------

                                                SERIES A         SERIES B
                                                --------         --------
                           COMMON STOCK     PREFERRED STOCK  PREFERRED STOCK   ADDITIONAL
                       -------------------  ---------------  ----------------    PAID-IN       DEFERRED     ACCUMULATED
                         SHARES    AMOUNT   SHARES  AMOUNT   SHARES   AMOUNT     CAPITAL     COMPENSATION     DEFICIT
                       ----------  -------  ------  -------  -------  -------  -----------  --------------  ------------
Balance at December
  31, 2002             13,107,511  $13,107     120  $     -      23   $     -  $3,767,410   $     (93,100)  $(4,159,749)

Issuance of common
  stock for compen-
  sation                  100,000      100       -        -       -         -      29,900               -             -

Compensatory stock
  options issued to
  employees and con-
  sultants (816,666
  options)                      -        -       -        -       -         -     109,333        (109,333)            -

Issuance of common
  stock for cash       10,817,904   10,818       -        -       -         -     855,367               -             -

Issuance of common
  stock upon con-
  version of Series
  B preferred stock     1,150,000    1,150       -        -     (23)        -      (1,150)              -             -


Amortization of
  deferred compen-
  sation                        -        -       -        -       -         -           -         192,308             -

Net loss                        -        -       -        -       -         -           -               -    (1,314,954)
                       ----------  -------  ------  -------  -------  -------  -----------  --------------  ------------

Balance at
  June 30,2003         25,175,415  $25,175     120  $     -       -   $     -  $4,760,860   $     (10,125)  $(5,474,703)
                       ==========  =======  ======  =======  =======  =======  ===========  ==============  ============


                          TOTAL
                       ------------
Balance at December
  31, 2002             $  (472,332)

Issuance of common
  stock for compen-
  sation                    30,000

Compensatory stock
  options issued to
  employees and con-
  sultants (816,666
  options)                       -

Issuance of common
  stock for cash           866,185

Issuance of common
  stock upon con-
  version of Series
  B preferred stock              -


Amortization of
  deferred compen-
  sation                   192,308

Net loss                (1,314,954)
                       ------------

Balance at
  June 30,2003         $  (698,793)
                       ============



                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                  -----------

                                                    JUNE 30,      JUNE 30,
                                                      2003          2002
                                                  ------------  ------------
Cash flows from operating activities:
  Net loss                                        $(1,314,954)  $(1,071,251)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                     446,645       708,553
                                                  ------------  ------------

      Net cash used in operating activities          (868,309)     (362,698)
                                                  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                (11,410)       (2,101)
                                                  ------------  ------------

      Net cash used in investing activities           (11,410)       (2,101)
                                                  ------------  ------------

Cash flows from financing activities:
  Decrease in book overdraft                          (11,583)            -
  Proceeds from notes payable                         144,647       134,000
  Payments on notes payable                          (119,530)      (34,206)
  Collection of receivable from stockholder                 -       150,000
  Issuance of common stock for cash                   866,185       110,000
                                                  ------------  ------------

      Net cash provided by financing activities       879,719       359,794
                                                  ------------  ------------

Net increase in cash and cash equivalents                   -        (5,005)

Cash and cash equivalents at beginning of period            -        10,773
                                                  ------------  ------------

Cash and cash equivalents at end of period        $         -   $     5,768
                                                  ============  ============

                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


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

2.   RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

     In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 is not expected to have any impact on the Company's results of operations or financial position.

3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the six months ended June 30, 2003, the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows:

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

                                                      2002             2001
                                                  ------------     -------------

       Net  loss                                  $(2,946,382)     $(1,213,367)
       Negative  cash  flow  from  operations      (1,774,837)        (396,500)
       Negative  working  capital                  (1,276,547)      (1,072,959)
       Stockholders'  deficit                        (442,332)        (430,687)


These negative factors have continued during the six months ended June 30, 2003 and raise substantial doubt about the Company's ability to continue as a going concern.

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

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.


5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties totaling $300,185 are convertible into shares of the Company's common stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At June 30, 2003 the notes are convertible into 6,003,700 common shares.

     During the six months ended June 30, 2003 certain members of the executive management team advanced $80,000 under short term borrowing agreements of which $39, 000 have been repaid. The amounts are due on demand and call for interest at 10% of the face value of the loan.

     In order to meet cash requirements, one of the Company's officers entered into an agreement to factor certain receivables of the Company. The arrangement, which began in May allows for receivables to be sold at 90% of their book value. At June 30, 2003 there was no balance outstanding under this agreement.


6.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the six months ended June 30, 2003, the Company engaged in various transactions affecting stockholders' equity, as follows:

          - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2002. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the six month period ended June 30, 2003, 10,467,904 shares were issued for $866,185.

          - The Company issued common stock for legal and consulting services totaling $30,000.

          - The Company issued options to acquire shares of the Company's common stock to employees and consultants. The options are exercisable after a vesting period at prices ranging from $.10 to $.30 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This management's Discussion and Analysis as of June 30, 2003 and for the six months ended June 30, 2003, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

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

REVENUE  RECOGNITION
--------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At June 30, 2003, deferred service revenue was $126,864.

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

     On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially owned an aggregate of approximately 28,000,000 shares of common stockAs a result, the former shareholders control approximately 57% of the common stock. The Series A Preferred Stock does not receive dividends.

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

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholders' deficit position at June 30, 2003. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2002 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     During the three months ended June 30, 2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $580,664 versus $436,532 for the three month period ended June 30, 2002. This increase of $144,132 is a 33 percent improvement and is primarily attributable to higher connectivity revenue. Revenue from connectivity was $375,569 for the second quarter of 2003. The Company also realized improvement in the areas of Engineering and Product sales in 2003.

     Cost of sales for the three months ended June 30, 2003 were $407,502 versus $315,992 for the comparable 2002 period. The increase is due to higher interconnect fees and product costs associated with the larger customer base being served. The gross margin for the three month period just ended is 30% as compared with the 28% gross margin for the three month period ended June 30, 2002. The improvement in gross margin is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $910,135 for the three months ended June 30, 2003, represents and increase of $291,448 as compared to three months ended June 30, 2002. The increase is attributable to higher direct payroll expenses partially offset by lower costs attributable to stock based compensation.

     No significant capital expenditures were made during the period.

SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     During the six months ended June 30, 2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $1,184,053 versus $862,513 for the six month period ended June 30, 2002. This increase of $321,540 is a 37 percent improvement and is primarily attributable to higher connectivity revenue helped to a small degree by the roll-out of Bluegate (TM). Revenue from connectivity was $780,016 for the six months ended June 30, 2003. The Company also realized improvement in the areas of Engineering and Product sales in 2003. Bluegate (TM) is our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally.

     Cost of sales for the six months ended June 30, 2003 was $819,256 versus $624,645 for the comparable 2003 period. The increase is due to higher interconnect fees and product costs associated with the larger customer base being served. The gross margin for the six-month period just ended is 31% as compared with the 28% gross margin for the six-month period ended June 30, 2002. The improvement in gross margin is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $1,658,450 for the six months ended June 30, 2003, represents and increase of $500,344 as compared to six months ended June 30, 2002. The increase is attributable to higher direct payroll expenses partially offset by lower costs attributable to stock based compensation.

     Interest expense is lower in 2003 by $129,712 due almost entirely to the cost associated with convertible notes issued to related parties in 2002. The discounts on the notes associated with the conversion feature resulted in the entire stated amount of the notes of $134,000 being charged to interest expense.

     No significant capital expenditures were made during the period.

PLAN OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003 the Company was in a book overdraft position of $22,315. Operations for the six month period ended June 30, 2003 have been funded by the issuance of common stock for cash of $866,185, newly issued short term notes payable to management for $41,000, advances under a line of credit agreement and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, break even cash flow is not expected until late 2003 at the earliest.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. During the six months ended June 30, 2003 the Company raised $866,185 from the sale of equity securities. We believe future fundings may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

                                    PART II

ITEM  2.   CHANGES  IN  SECURITIES

     During the calendar quarter ending June 30, 2003 the Company completed a placement of 4,414,164 shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Share sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $301,901 for the shares. The proceeds were used for general business purposes.

     Among other things, the placement agreement provided for the Company to issue shares of Regulation S stock at prices substantially below the quoted market price of the shares

     The transactions during the quarter ended June 30, 2003 were as follows:

     Date Issued     Title of Securities   Shares   Amount
     --------------  -------------------  --------  ------
     April 3, 2003   Common Stock         397,050    $ 25,709
     April 10, 2003  Common Stock         674,760      50,000
     April 17, 2003  Common Stock         976,681      68,571
     May 1, 2003     Common Stock         535,340      38,361
     May 8, 2003     Common Stock         631,023      39,495
     May 19,2003     Common Stock         273,576      19,123
     May 30, 2003    Common Stock         550,334      33,445
     June 5, 2003    Common Stock         375,400      27,197
                                        ---------    --------

                                        4,414,164    $301,901
                                        =========    ========

The Company issued common stock to a consultant for business development activities. These transactions are exempt pursuant to Section 4(2) of the Securities Act of 1933. For the three months ended June 30, 2003, 50,000 shares aggregating $15,000 as shown below have been issued under this arrangement.

     Date  Issued          Title  of  Securities          Shares
     ------------          ---------------------          ------
     May  23,  2003        Common  Shares                 50,000


     The Company issued options and warrants to acquire certain common shares to employees and consultants in lieu of cash compensation under section 4(2) of the Securities Act of 1933. The options and warrants are exercisable after a vesting period at the employees election, at an option prices ranging from $.10 to $.30 per share:

                                                            Options
     Date Issued       Title of Securities  Vesting Period  Granted
     ----------------  -------------------  --------------  -------
     January 2, 2003   Common Stock         One Year        100,000
     March 14, 2003    Common Shares        One Year        300,000
     January 13, 2003  Common               Immediate       250,000
     April 13, 2003    Common Stock         Immediate       166,666

     On April 14, 2003, The Company issued 1,150,000 shares of common stock to convert 23 shares of Series B preferred stock to common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held in Houston, Texas on May 30, 2003 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

     The holders of common stock and preferred stock approved the election of the following five directors, each to serve for a term of one year by the following vote:

                                 Votes  For     Votes  Against     Abstaining

Manfred  Sternberg              33,702,031                 0              0
Robert  Davis                   33,702,031                 0              0
Jeff  Olexa                     33,702,031                 0              0
William  Koehler                33,702,031                 0              0
Gilbert  Gertner                33,702,031                 0              0

     The holders of common stock and preferred stock approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock of the Company to 85,000,000 shares.

              Votes  For                         33,701,031
              Votes  Against                          1,000
              Abstaining                                  0

     The holders of common stock and preferred stock ratified the appointment of Ham, Langston & Brezina, L.L.P. as our independent accountants for the fiscal year ending December 31, 2003 by the following vote:

             Votes  For                          33,702,031
             Votes  Against                               0
             Abstaining                                   0

     The holders of common stock and preferred stock approved the 2002 Stock and Stock Option Plan by the following vote:

              Votes  For                         33,701,031
              Votes  Against                          1,000
              Abstaining                                  0

The holders of common stock and preferred stock approved actions on other business.

              Votes  For                         33,699,031
              Votes  Against                              0
              Abstaining                              3,000


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

               (a)  Exhibits

EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
-----------                   -------------------------

  31.1** Certification of Manfred Sternberg, Chief Executive Officer of Crescent Communications, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
  31.2** Certification of Mike McDonald, the Chief Financial Officer of Crescent Communications, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
  32.1** Certification of Manfred Sternberg, Chief Executive Officer of Crescent Communications, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
  32.2** Certification of Mike McDonald, the Chief Financial Officer of Crescent Communications, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports  on  Form  8-K  -  None

                                   SIGNATURES



In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                       Crescent  Communications,  Inc.



Date:  August  14,  2003               ------------------------------
                                       /s/  Manfred  Sternberg
                                       Manfred  Sternberg,
                                       Chief  Executive  Officer



                                       Crescent  Communications,  Inc.



Date:  August  14,  2003               -------------------------------
                                       /s/  Mike  McDonald
                                       Mike  McDonald,
                                       Chief  Financial  Officer