Form 10QSB
period 2003-09-30
CRESCENT COMMUNICATIONS  INC
filed 2003-11-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

             For  the  quarterly  period  ended  September 30, 2003

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


                             BERENS INDUSTRIES, INC.
                                  (Former Name)



  As of October 31, 2003, the registrant had 29,631,286 shares of Common Stock outstanding.


                 Transitional Small Business Disclosure Format:

                                Yes [  ] No [ X ]

                          CRESCENT COMMUNICATIONS, INC.
                       (FORMERLY BERENS INDUSTRIES, INC.)
                                TABLE OF CONTENTS
                                   __________



PART I. FINANCIAL INFORMATION

     Item 1. Unaudited Condensed Consolidated Financial Statements . . . . . F-1

          Condensed Consolidated Balance
               Sheet as of September 30, 2003 (Unaudited) and
               December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . F-2


          Unaudited Condensed Consolidated Statement of
               Operations for the three months and nine months
               ended September 30, 2003 and 2002 . . . . . . . . . . . . . . F-3


          Unaudited Condensed Consolidated Statement of
               Stockholders' Equity for the nine months ended
               September 30, 2003. . . . . . . . . . . . . . . . . . . . . . F-4


          Unaudited Condensed Consolidated Statement of
               Cash Flows for the nine months ended September 30,
               2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . F-5


          Notes to Unaudited Condensed Consolidated
               Financial Statements. . . . . . . . . . . . . . . . . . . . . F-6

     Item 2. Management's Discussion and Analysis. . . . . . . . . . . . . . I-1

     Item 3. Evaluation of Disclosure Controls and Procedures. . . . . . . . I-4


PART II. OTHER INFORMATION

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .II-1

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .II-2

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .II-2

             Certifications. . . . . . . . . . . . . . . . . . . . . . . . .II-3

ITEM 1. FINANCIAL STATEMENTS




                          CRESCENT COMMUNICATIONS, INC.
                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                CRESCENT COMMUNICATIONS, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEET
                                          __________



                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2003             2002
     ASSETS                                                   (UNAUDITED)        (NOTE)
     ------                                                 ---------------  --------------

Current assets:
  Cash and cash equivalents                                 $        3,349   $           -
  Accounts receivable, net of allowance for doubtful
    accounts of $50,000 at September 30, 2003 and
    December 31, 2002                                              194,653         255,983
  Prepaid and other                                                  7,238          12,736
                                                            ---------------  --------------

     Total current assets                                          205,240         268,719

Property and equipment, net of accumulated depreciation
  of $346,090 and $196,266 at September 30, 2003 and
  December 31, 2002                                                446,321         580,008

Goodwill                                                           200,346         200,346

Other assets                                                        53,861          53,861
                                                            ---------------  --------------

    Total assets                                            $      905,768   $   1,102,934
                                                            ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                            $       27,441   $      33,898
  Notes payable                                                      6,000          67,300
  Notes payable to related parties                                 525,586         447,470
  Accounts payable                                                 664,587         621,686
  Due to employees                                                   3,996           2,987
  Accrued liabilities                                              409,233         255,030
  Deferred revenue                                                 139,664         146,895
                                                            ---------------  --------------

     Total current liabilities                                   1,776,507       1,575,266
                                                            ---------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 120
    issued and outstanding                                               -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized; 23
    issued and outstanding at December 31, 2002                          -               -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 28,001,948 and 13,107,511 shares issued
    and outstanding at September 30, 2003 and December 31,
    2002, respectively                                              28,002          13,107
  Additional paid-in capital                                     5,042,291       3,767,410
  Deferred compensation                                             (6,750)        (93,100)
  Accumulated deficit                                           (5,934,282)     (4,159,749)
                                                            ---------------  --------------

     Total stockholders' deficit                                  (870,739)       (472,332)
                                                            ---------------  --------------

        Total liabilities and stockholders' equity          $      905,768   $   1,102,934
                                                            ===============  ==============

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

                          CRESCENT COMMUNICATIONS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________


                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,              SEPTEMBER 30,
                                -------------------------  --------------------------
                                    2003         2002          2003          2002
                                ------------  -----------  ------------  ------------

Service revenue                 $   521,785   $  466,210   $ 1,705,838   $ 1,328,723

Cost of services                    317,559      283,569     1,136,815       908,214
                                ------------  -----------  ------------  ------------

  Gross margin                      204,226      182,641       569,023       420,509

Selling, general and adminis-
  trative expenses                  652,079      797,193     2,310,529     1,995,299
                                ------------  -----------  ------------  ------------

Loss from operations               (447,853)    (614,552)   (1,741,506)   (1,574,790)

Interest expense                     11,726        6,967        33,027       157,980
                                ------------  -----------  ------------  ------------

Net loss                        $  (459,579)  $ (621,519)  $(1,774,533)  $(1,732,770)
                                ============  ===========  ============  ============

Basic and diluted net loss per
  common share                  $     (0.02)  $    (0.09)  $     (0.08)  $     (0.28)
                                ============  ===========  ============  ============

Weighted average shares out-
  standing                       26,772,026    7,121,600    21,759,311     6,099,137
                                ============  ===========  ============  ============


                            See accompanying notes.

                                            CRESCENT COMMUNICATIONS, INC.

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     __________


                                                   SERIES A        SERIES B
                                                   --------        --------
                              COMMON STOCK      PREFERRED STOCK  PREFERRED STOCK    ADDITIONAL
                           -------------------  ---------------  ----------------    PAID-IN       DEFERRED     ACCUMULATED
                             SHARES    AMOUNT   SHARES  AMOUNT   SHARES   AMOUNT     CAPITAL     COMPENSATION     DEFICIT
                           ----------  -------  ------  -------  -------  -------  -----------  --------------  ------------

Balance at December
  31, 2002                 13,107,511  $13,107     120  $     -      23   $     -  $3,767,410   $     (93,100)  $(4,159,749)

Issuance of common
  stock for compensa-
  tion                        120,000      120       -        -       -         -      35,880               -             -

Compensatory stock
  options issued to
  employees and con-
  sultants (1,483,333
  options)                          -        -       -        -       -         -     212,666        (212,666)            -

Issuance of common
  stock for cash           13,624,437   13,625       -        -       -         -   1,027,485               -             -

Issuance of common
  stock upon con-
  version of Series
  B preferred stock         1,150,000    1,150       -        -     (23)        -      (1,150)              -             -


Amortization of
  deferred compen-
  sation                            -        -       -        -       -         -           -         299,016             -

Net loss                            -        -       -        -       -         -           -               -    (1,774,533)
                           ----------  -------  ------  -------  -------  -------  -----------  --------------  ------------

Balance at September 30,
  2003                     28,001,948  $28,002     120  $     -       -   $     -  $5,042,291   $      (6,750)  $(5,934,282)
                           ==========  =======  ======  =======  =======  =======  ===========  ==============  ============


                              TOTAL
                           ------------
Balance at December
  31, 2002                 $  (472,332)

Issuance of common
  stock for compensa-
  tion                          36,000

Compensatory stock
  options issued to
  employees and con-
  sultants (1,483,333
  options)                           -

Issuance of common
  stock for cash             1,041,110

Issuance of common
  stock upon con-
  version of Series
  B preferred stock                  -

Amortization of
  deferred compen-
  sation                       299,016

Net loss                    (1,774,533)
                           ------------

Balance at September 30,
  2003                     $  (870,739)
                           ============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________


                                                      2003          2002
                                                  ------------  ------------

Cash flows from operating activities:
  Net loss                                        $(1,774,533)  $(1,692,770)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                     742,551       361,057
                                                  ------------  ------------

      Net cash used in operating activities        (1,031,982)   (1,331,713)
                                                  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                (16,138)     (109,179)
                                                  ------------  ------------

      Net cash used in investing activities           (16,138)     (109,179)
                                                  ------------  ------------

Cash flows from financing activities:
  Decrease in book overdraft                           (6,457)            -
  Proceeds from notes payable to related parties       78,116       134,000
  Payments on notes payable to related parties              -      (177,995)
  Payments on notes payable                           (61,300)      (46,206)
  Collection of receivable from stockholder                 -       150,000
  Issuance of common stock for cash                 1,041,110     1,627,025
                                                  ------------  ------------

      Net cash provided by financing activities     1,051,469     1,686,824
                                                  ------------  ------------

Net increase in cash and cash equivalents               3,349       245,932

Cash and cash equivalents at beginning of period            -        10,773
                                                  ------------  ------------

Cash and cash equivalents at end of period        $     3,349   $   256,705
                                                  ============  ============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS OF PRESENTATION
     ---------------------

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

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

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

3.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     During the nine months ended September 30, 2003, the year ended December 31, 2002 and the period from inception, July 23, 2001, to December 31, 2001 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows:

                          CRESCENT COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   GOING CONCERN CONSIDERATIONS, CONTINUED
     ---------------------------------------

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

     These negative factors have continued during the nine months ended September 30, 2003 and raise substantial doubt about the Company's ability to continue as a going concern.

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

                          CRESCENT COMMUNICATIONS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


4.   INCOME TAX
     ----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.


5.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------

     Certain notes payable to related parties totaling $300,185 are convertible into shares of the Company's common stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At September 30, 2003 the notes are convertible into 6,003,700 common shares.

     During the nine months ended September 30, 2003 certain members of the executive management team advanced $80,000 under short term borrowing agreements of which $43,000 have been repaid. The amounts are due on demand and call for interest at 10% of the face value of the loan.

     In order to meet cash requirements, one of the Company's officers entered into an agreement to factor certain receivables of the Company. The arrangement, which began in May allows for receivables to be sold at 90% of their book value. At September 30, 2003 there was no balance outstanding under this agreement.


6.   STOCKHOLDERS' EQUITY
     --------------------

     During the nine months ended September 30, 2003, the Company engaged in various transactions affecting stockholders' equity, as follows:

     - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2002. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the nine month period ended September 30, 2003, 13,624,437 shares were issued for $1,041,110.

     - The Company issued common stock for legal and consulting services totaling $36,000.

     - The Company issued options to acquire shares of the Company's common stock to employees and consultants. The options are exercisable after a vesting period at prices ranging from $.10 to $.30 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2003 and for the nine months ended September 30, 2003, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

REVENUE  RECOGNITION
--------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At September 30, 2003, deferred service revenue was $139,664.

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

     On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially owned an aggregate of approximately 28,000,000 shares of common stockAs a result, the former shareholders control approximately 52% of the common stock. The Series A Preferred Stock does not receive dividends.

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

     The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholders' deficit position at September 30, 2003. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2002 that reflects the significant doubt about the company's ability to continue as a going concern.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     During the three months ended September 30, 2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $521,785 versus $466,210 for the three month period ended September 30, 2002. This increase is primarily attributable to higher connectivity revenue. The Company also realized improvement in the areas of Engineering and Product sales in 2003.

     Cost of sales for the three months ended September 30, 2003 were $317,559 versus $283,569 for the comparable 2002 period. The increase is due to higher interconnect fees and product costs. The gross margin for the three month period just ended is 39% as compared with the 39% gross margin for the three month period ended September 30, 2002.

     Selling, general and administrative expenses of $652,079 for the three months ended September 30, 2003, represents a decrease of $145,114 as compared to three months ended September 30, 2002. The decrease is attributable to lower costs attributable to stock based compensation and cost reduction efforts by the Company as it moves from the development phase of its medical vertical market, under the Bluegate (TM) brand name, to the implementation phase.

     No significant capital expenditures were made during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     During the nine months ended September 30, 2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $1,705,838 versus $1,328,723 for the nine month period ended September 30, 2002. This increase of $377,115 is a 28 percent improvement and is primarily attributable to higher connectivity revenue helped to a small degree by the roll-out of Bluegate (TM). The Company has realized improvement in the areas of Engineering and Product sales in 2003. Bluegate (TM) is our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally.

     Cost of sales for the nine months ended September 30, 2003 was $1,136,815 versus $908,214 for the comparable 2002 period. The increase is due to higher interconnect fees and product costs associated with the larger customer base being served. The gross margin for the nine month period just ended is 33% as compared with the 32% gross margin for the nine month period ended September 30, 2002.

     Selling, general and administrative expenses of $2,310,529 for the nine months ended September 30, 2003, represents and increase of $315,250 as compared to nine months ended September 30, 2002. The increase is attributable to slightly higher direct payroll expenses partially offset by lower costs attributable to stock based compensation.

     Interest expense is lower in 2003 by $124,953 due almost entirely to the cost associated with convertible notes issued to related parties in 2002. The discounts on the notes associated with the conversion feature resulted in the entire stated amount of the notes of $134,000 being charged to interest expense.

     No significant capital expenditures were made during the period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2003 the Company was in a net book overdraft position of $24,092. Operations for the nine month period ended September 30, 2003 have been funded by the issuance of common stock for cash of $1,041,110, newly issued short term notes payable to management for $37,000, advances under a line of credit agreement and nonqualified stock options issued to certain employees and contractors in lieu of cash compensation. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, break even cash flow is not expected until late 2004, at the earliest.

     The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. During the nine months ended September 30, 2003 the Company raised $1,041,110 from the sale of equity securities. We believe future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

                                    PART  II

ITEM  2.   CHANGES  IN  SECURITIES

     During the calendar quarter ending September 30, 2003 the Company completed a placement of 2,806,533shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Share sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $168,445 for the shares. The proceeds were used for general business purposes.

     Among other things, the placement agreement provided for the Company to issue shares of Regulation S stock at prices substantially below the quoted market price of the shares

     The transactions during the quarter ended September 30, 2003 were as follows:

          Date Issued        Title of Securities   Shares     Amount
          -----------------  -------------------  ---------  --------
          July 8, 2003       Common Stock           505,435  $ 30,326
          July 9, 2003       Common Stock           373,155    18,722
          July 31, 2003      Common Stock           344,146    23,660
          August 12, 2003    Common Stock           672,104    35,972
          September 9, 2003  Common Stock           379,911    22,041
          September 10,2003  Common Stock           531,782    37,724
                                                  ---------  --------

                                                  2,806,533  $168,445
                                                  =========  ========

     The Company issued common stock to an attorney for legal services. These transactions are exempt pursuant to Section 4(2) of the Securities Act of 1933. For the three months ended September 30, 2003, 20,000 shares aggregating $6,000 were issued.

          Date Issued      Title of Securities  Shares
          ---------------  -------------------  ------
          August 15, 2003  Common Shares        20,000

     The Company issued options and warrants to acquire certain common shares to employees and consultants in lieu of cash compensation under section 4(2) of the Securities Act of 1933. The options and warrants are immediately exercisable, at an option prices ranging from $0.10 to $0.19 per share:

                                                              Options
          Date Issued    Title of Securities  Vesting Period  Granted
          -------------  -------------------  --------------  -------
          July 14, 2003  Common Stock         Immediate       166,667
          July 22, 2003  Common Shares        Immediate       500,000

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (A)  Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of Crescent Communications, Inc required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of Crescent Communications, Inc required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of Crescent Communications, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Crescent Communications, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     (B)  Reports  on  Form  8-K

     On October 22, 2003, the company issued an 8-K to announce a significant agreement pursuant to item 5.

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                 Crescent Communications, Inc.

Date: November 14, 2003          /s/ Manfred Sternberg
                                 ---------------------

                                 Manfred Sternberg,
                                 Chief Executive Officer



                                 Crescent Communications, Inc.

Date: November 14, 2003          /s/ Mike McDonald
                                 -----------------
                                 Mike McDonald,
                                 Chief Financial Officer