Form 10KSB
period 2003-12-31
CRESCENT COMMUNICATIONS  INC
filed 2004-04-15
CIK 768216

CRESCENT COMMUNICATIONS, INC.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Indicate by check mark whether the registrant (i) has filed all reports require to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days.   Yes  [X]        No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.    [X]

Issuer's revenues for the year ended December 31, 2003 were $2,235,142. The aggregate market value of Common Stock held by non-affiliates of the registrant at March 31, 2003, based upon the last reported sales prices on the Over-the-Counter Bulletin Board, was $8,284,633. As of March 31, 2004, there were approximately 37,657,424 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


PAGE

                                     PART I

Item  1.     Business                                                         3
Item  2.     Properties                                                      12
Item  3.     Legal  Proceedings                                              12
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     12

                                     PART II

Item  5.     Market for Registrant's Common  Equity  and  Related Stockholder
             Matters.                                                        13
Item  6.     Management's Discussion and Analysis of Financial  Condition
             and  Results  of  Operations                                    14
Item  7.     Financial  Statements                                           18
Item  8.     Changes in and Disagreements  With Accountants on Accounting and
             Financial  Disclosure                                           18
Item  8A     Controls  and  Procedures                                       19

                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant        20
Item  10.    Executive  Compensation                                         21
Item  11.    Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                      23
Item  12.    Certain  Relationships  and  Related  Transactions              25

                                     PART IV

Item  13.    Exhibits  and  Reports  on  Form  8-K                           26
Item  14     Principal  Accountant  Fees  and  Services                      26

                                     PART I


ITEM   1.  DESCRIPTION  OF  BUSINESS

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

On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially own an aggregate of approximately 28,000,000 shares of common stock, or approximately 43% of the outstanding common stock. The Series A Preferred Stock does not receive dividends.

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

OPERATIONS
----------

Crescent Communications, Inc. (OTCBB: CCES), headquartered in Houston, Texas, is a Value Added Network (VAN) provider that develops and deploys specific technological Internet related solutions for businesses. Crescent has provided such services for small to medium enterprises for over seven years. Our mission statement is to provide value driven, premium connectivity solutions for our customers.

In 2001, Crescent acquired the assets and customer base of a Cisco-Powered Network(TM) as its core network infrastructure. The network is physically co-located in Houston using existing fiber backbone networks of Time
Warner  and  EPGN.   Backbone  Internet  connectivity  is  delivered  over  the nation-wide infrastructure and ATM capabilities of network partners such as New Edge Networks, Covad Communications, SBC Corporation, Time Warner, and ElPaso Global Networks. At present, Crescent supports approximately 1,000 businesses in the Texas market place, still only a small percentage of network capacity is being used.

Our revenues have grown since the acquisition, despite the simultaneous telecommunications industry "meltdown". Telecommunications companies are disappearing at a previously unheard of rate. Crescent is one of the few survivors in this industry shakeout.

Crescent acquired a number of its approximately 1,000 business customers from a variety of providers exiting the market. Because of Crescent's under utilized network capacity, the company can continue to add customers at a steadily declining cost as existing network capacity is absorbed.

Crescent's management team carefully identified, formulated and is implementing a business plan and communications strategy to take advantage of the opportunities that current market conditions present. At the center of this plan are two strategic initiatives that leverage the Company's current business, technological expertise and management experience.

The first is to continue to profitably develop our core business by providing connectivity and information technology solutions to small to medium enterprises, under our Crescent brand name. The second initiative is to develop, on top of our core Crescent business, a medical vertical market under the Bluegate brand name, selling connectivity and medical related applications to medical organizations of all sizes.

PRODUCTS
--------

CONNECTIVITY,  APPLICATION  HOSTING/DELIVERY  AND  CO-LOCATION

Crescent currently provides connectivity, hosting, and co-location services to small to medium enterprises.

SECURE  COMMUNICATIONS  FOR  THE  HEALTHCARE  INDUSTRY

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

High-speed, highly secure digital broadband connectivity will provide important benefits to a broad community of users; not only Bluegate doctor-subscribers, but also the healthcare business partners of these doctors. Bluegate links doctor's practices to hospitals, laboratories, pharmacies, insurers and other healthcare businesses, as well as to the public internet. Our private, high-speed backbone network is robust, well-proven broadband technology, optimally scaled for the medical office buildings where doctors cluster.

Bluegate created and currently operates, what we believe to be, the first industry specific (health care) Virtual Private Network "VPN". The network was designed around an MPLS Packet Core using Cisco hardware and IOS for the network foundation. This architecture will offer required flexibility and expandability

A "traditional" Virtual Private Network (VPN) is an enterprise network deployed on a shared infrastructure employing the same security, management, and throughput policies applied in a private network. A VPN can utilize the most pervasive transport technologies available today: the public Internet, service provider IP backbones, as well as service provider Frame Relay and ATM networks. VPNs use advanced encryption and tunneling to permit organizations to establish secure, end-to-end, private network connections over third-party networks, such as the Internet or extranets

The benefits of a traditional VPN dedicated to the healthcare industry are as follows:

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

A second key component of Bluegate is the ability for our customers to easily use our proprietary, branded secure email platform to communicate with others inside and outside of the Bluegate network. Our secure email platform is called BLUEGATE MAIL(TM). Our proprietary research shows that the medical market is extremely receptive to employing a secure email system, and HIPAA is the catalyst for widespread implementation of such a product. Bluegate Mail was designed with the user in mind, to ensure quick and easy adoption with no additional burden on our customer's IT resources.

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

MULTIPLE RECIPIENT OPTIONS: Decryption is invisible if the partner or customer has an Affiliate Gateway, or is done in one easy step with a Plug-In or using our unique Send Anywhere option. Alternately, the recipient's S/MIME system can decrypt the email.

SECURE REPLY: With our Secure Reply feature, recipients can safely reply to an encrypted message and engage in two-way confidentiality without any client-side software.

The third component to Bluegate is to offer our customers the ability to securely use Instant Messenger (IM) with other physicians on our network. We call our product BLUEGATE CONSULT (TM). It enables doctors to securely consult with other doctors in real time.

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

IM is rapidly moving from teenagers' computer screens to their parents' in the workplace. International Data Corp., a Framingham, Mass., market-research firm, reported that by the end of 2002, 20 million people world-wide were using IM in businesses, and it predicts that figure will soar to 300 million by the end of 2005.

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

In a customized offering tailored toward the healthcare industry, and in conjunction with Bluegate's IT Solutions Group, we offer a comprehensive HIPAA Security Posture Assessment. By providing a network security-oriented "snapshot in time" and by taking the unique perspective of quantifying the current level of network security, Bluegate's Security Posture Assessment service can help an organization effectively and objectively understand the security state of the network and identify areas to improve.

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

On March 25, 2004, Memorial Hermann Health Net Providers (MHHNP), announced to its members, its exclusive contract with Bluegate as the newest member value program for all its member physicians. Bluegate will be MHHNP's preferred Internet provider to establish a secure data communication network among the MHHNP membership. The installation schedule will begin immediately and full implementation is expected to take the remainder of calendar year 2004.

MHHNP has been working towards a goal of establishing a secure data communication network among our physician membership. This secure information platform (also called a virtual private network) will drive increased clinical integration within its physician organization and more tightly align MHHNP physicians with the necessary patient information shared with Memorial Hermann Hospital System.

MHHNP/Bluegate's secure virtual private network provides a significant step towards ensuring HNP's physician network as compliant with the HIPAA Security regulations prior to the April 2005 deadline. In support of this goal, MHHNP will provide each MHHNP physician with up to $1000 of hardware and support services as a result of being a MHHNP member in good standing.

Contracting with Bluegate enables MHHNP to seamlessly support its physician's use of the Memorial Hermann Care4 clinical information network, whether they are on campus, in their office, or at home. In practical terms, it is the difference between dealing with several IS support systems and/or internet service providers OR interfacing with a single point of contact when physicians
                   --
are  in  need  of  internet  and/or  information  systems  support.

MHHNP is an independent network of physicians. It was founded in 1982 and is affiliated with the Memorial Hermann Healthcare System. MHHNP is governed by its own board of directors, all of whom are physicians, as state law requires. MHHNP membership includes nearly 3,000 physicians covering 15 counties in Southeast Texas. The network's goals are to improve the overall quality of patient care and create efficiencies that help lower the cost of healthcare for patients and providers.

CONNECTIVITY

Crescent's core Internet service offering includes such services as: Managed and un-managed Internet connectivity: Crescent offers a traditional un-managed service that allows the customer to have complete control over the Internet connection and router, as well as a fully managed service. The managed service provides proactive monitoring of the Internet connection and router, providing the best possible turn-around time for repair issues. Crescent's managed service also offers added values such as network utilization information and uptime statistics

Enterprise VPN (Virtual, Private Network) Services: Crescent utilizes its own enterprise VPN concentrator that is installed at the core of the network to provide connectivity to multiple customer locations and access to corporate applications across the Internet.

Managed Hosting Services: Crescent offers managed hosting services to customers that require "hands on" support of applications or services.

Co-location Services: Crescent also provides "colo" space to customers that need only high availability and redundant access to customer supported applications and services.

Crescent derives revenue from professional services performed by its engineering staff, relative to design, configuration, installation, monitoring, and maintenance. As part of a complete solution Crescent offers high-end network services such as monitoring and maintenance of sophisticated VPNs and security implementations firewalls. Unlike many service providers, Crescent's core network infrastructure is especially designed and equipped to offer these high-level managed services.

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

NETWORK  PARTNERS
-----------------

The Company benefits from leveraging the infrastructure of its network partners, which includeLevel (3) Communications, SBC Communications, Time-Warner, Covad Communications, New Edge Networks, and ElPaso Global. These partners allow Crescent to offer tier-1 facilities for hosting and collocation with multiple paths to the Internet, and to extend the reach of its network to nationwide coverage without significant additional investment in infrastructure. While these relationships are transparent to the end user, they allow the Company to focus on those service components that attract multiple customers and recurring revenue. Additionally, leads for enterprise network integration projects are generated from certain network partners whose motivation is to have their own circuits included as part of a value-added solution.

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

COMPETITION
-----------

The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

     - access and content providers, such as AOL, Microsoft , Earthlink and Time Warner,
     - local, regional and national Internet service providers, such as Megapath, EarthLink, XO Communications and Mindspring;
     - regional, national and international telecommunications companies, such as SBC, Worldcom and Allegiance Telecom.
     -    On-line  services  offered  by  incumbent cable providers such as Time
          Warner.
     -    DSL  providers  such  as  Covad.

Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete in our markets.

RISK  FACTORS
-------------

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

BECAUSE  WE  HAVE  A  LIMITED OPERATING HISTORY, OUR FUTURE SUCCESS IS UNCERTAIN

We have a limited operating history for you to analyze or to aid you in making an informed judgment concerning the merits of an investment in our securities. We can provide no assurance that we will be able to generate significant revenue from our future operations. In addition, our business strategy requires some level of capital investment., which we do not currently have. We are actively seeking additional funding and have entered into a letter of intent to sell certain assets of the company so that we may concentrate on the development of our healthcare services business.

WE  ARE  DEPENDENT  ON  OUTSIDE  SOURCES  OF  CAPITAL  TO  FUND  OUR  OPERATIONS

We  may  have  to  consider  alternatives  that  include:

     - Sale of additional securities that may have a significant dilutive impact on existing shareholders;
     - Reduction of key operating personnel that may have a negative impact on our long -term ability to operate;
     -    Business  combination  or  merger.

The company is considering all alternatives to raise sufficient cash to operate and fund growth.

WE  EXPECT  TO  CONTINUE  TO  HAVE  LOSSES  AND  WE  MAY NEVER BECOME PROFITABLE

We  cannot  assure  you  that  we will ever achieve profitability or, if we ever achieve profitability, that it will be sustainable. Since inception, we have experienced an accumulated net loss of $6,703,378

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

OUR  HARDWARE  MAY  BE  DAMAGED,  EITHER  PHYSICALLY OR THROUGH COMPUTER VIRUSES

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

EMPLOYEES
---------

At December 31, 2003 we had 20 full time employees of whom four are in management. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our headquarters are located in Houston, Texas at a leased facility that is approximately 6,032 square feet. The square footage will increase to 7,161 in April 2004 through October 2004. It will increase to 8,932 in November 2004 through 2008. Rent for 2003 was $7,288.67. It will increase to $8,652.88 in April 2004. In November rent will increase to $10,792.83.

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

Our common stock trades under the symbol "CCES" on the OTC Electronic Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic, and highly volatile. The following table sets forth the high and low bid prices per share of our common stock for the years ended December 31, 2003 and 2002.

                                       HIGH            LOW

     FISCAL 2002

     First  Quarter                    $0.74          $0.20
     Second  Quarter                   $1.65          $0.30
     Third  Quarter                    $0.95          $0.33
     Fourth  Quarter                   $0.75          $0.26

     FISCAL 2003
     -----------

     First  Quarter                    $0.58          $0.20
     Second  Quarter                   $0.33          $0.19
     Third  Quarter                    $0.35          $0.17
     Fourth  Quarter                   $0.47          $0.17


Our share price as of March 31, 2003 was $0.14. The number of outstanding shares at December 31, 2003 was 37,657,424

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that we may deem relevant. We have not paid any dividends during the period since inception July 23, 2001 through December 31, 2003 and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company entered into various agreements to sell common stock under Regulation S to foreign investors. Among other things, the agreements provided for the company to issue Regulation S stock at 35% of the average bid price of the stock as priced on the U.S. Exchange.

During the 4th quarter 2003, we issued the following shares:

DATE ISSUED        TITLE OF SECURITIES   SHARES     PRICE
October 2, 2003    Common Stock           309,838  $ 18,130
October 14, 2003   Common Stock           392,000    19,992
October 17, 2003   Common Stock           177,500     9,052
November 4, 2003   Common Stock           113,304     8,629
November 11, 2003  Common Stock           362,500    17,580
November 19, 2003  Common Stock         3,073,084   157,196
                                        ---------  --------

     Total                              4,428,226  $230,579
                                        =========  ========


SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS  FOR
FISCAL  YEAR  ENDED  DECEMBER  31,  2003

-------------------------  ---------------------------  ---------------------------  ---------------------------
                                                                                        Number of Securities
                                                                                       remaining available for
                           Number of Securities to be                                   future issuance under
                             issued upon exercise of     Weighted-average price of       equity compensation
                              outstanding options,          outstanding options      plans(excluding securities
Plan Catagory                  warrants and rights          warrants and rights        reflected in column (a)
-------------------------  ---------------------------  ---------------------------  ---------------------------
                                       (a)                          (b)                          (c)
-------------------------  ---------------------------  ---------------------------  ---------------------------

Equity compensation plans
approved by security
holders                                           None                         None                      450,000
-------------------------  ---------------------------  ---------------------------  ---------------------------
Equity compensation plans
not approved by security
holders                                      7,801,600  $                      0.19                            -
-------------------------  ---------------------------  ---------------------------  ---------------------------
TOTAL                                        7,801,600  $                      0.19                      450,000
-------------------------  ---------------------------  ---------------------------  ---------------------------


For  information relating to equity compensation see Financial Statement Note 9.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

FORWARD-LOOKING  STATEMENT  AND  INFORMATION

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

REVENUE  RECOGNITION

Revenue  from  broadband  telecommunications  services are recognized based upon
contractually  determined   monthly  service  charges  to  individual
customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2003, deferred service revenue was $193,038.

STOCK-BASED  COMPENSATION

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

In 2001, Crescent acquired the assets and customer base of a Cisco-Powered Network(TM) as its core network infrastructure. The network is physically co-located in Houston using existing fiber backbone networks of Level3
Communications and WorldCom. Backbone Internet connectivity is delivered over the nation-wide infrastructure and ATM capabilities of network partners such as New Edge Networks, Covad Communications, SBC Corporation, Time Warner, ElPaso Global Networks, and UUnet. At present, Crescent supports approximately 1,000 businesses in the Texas market place, still only a small percentage of network capacity is being used.

Our revenues have grown substantially since the acquisition, despite the simultaneous telecommunications industry "meltdown". Telecommunications companies are disappearing at a previously unheard of rate. Crescent is one of the few strong survivors in this industry shakeout and continues to increase market share in the Texas region. Crescent acquired a number of its approximately 1,000 business customers from a variety of providers exiting the market. Because of Crescent's under utilized network capacity, the company can continue to add customers at a steadily declining cost as existing network capacity is absorbed.

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

GOING  CONCERN  ISSUE

During the year ended December 31, 2003 and during the period from inception, July 23, 2001, to December 31, 2002 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the year ended December 31, 2002 and the period from inception, July 23, 2001 to December 31, 2001, the Company experienced negative financial results as follows.

                                             2003          2002          2001
     Net loss                            $(2,543,629)  $(2,946,382)  $(1,213,367)
     Negative cash flow from operations   (1,423,363)   (1,833,837)     (396,500)
     Negative working capital             (1,743,942)   (1,276,547)   (1,072,959)
     Stockholders' deficit                (1,140,379)     (472,332)     (430,687)

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

Based on the above considerations, the Company's independent accountants included an explanatory paragraph in their reports of independent accountants, at both December 31, 2003 and 2002, addressing the uncertainty about the Company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS
-

YEAR  ENDED  DECEMBER  31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER  31, 2002

For the year ended December 31,2003, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $2,235,142 versus $1,735,524 for the year ended December 31, 2002. This increase of $499,618 is a 29 percent improvement and is primarily attributable to higher connectivity revenue helped to a lesser degree by the roll-out of Bluegate (TM). The Company has realized improvement in the areas of Engineering and Product sales throughout 2003. Bluegate (TM) is our branded HIPAA compliant broadband digital connectivity offering for health care providers.

Cost  of  sales  for  the  year  ended  December  31,2003  was $1,638,956 versus
$1,357,120 for the comparable 2002 period. The increase is due to the higher interconnect fees and product costs associated with the larger customer base being served. The gross margin for the year just ended is 27% as compared with the 22% gross margin for the year ended December 31,2002.

Selling, general and administrative expenses of $3,100,122 for the year ended December 31,2003, represents a decrease of $42,609 as compared to the previous year. The moderate decrease is attributable to lower costs associated with stock based compensation slightly offset by higher direct payroll expenses.

Interest expense is lower in 2003 by $142,362 due almost entirely to the cost associated with convertible notes issued to related parties in 2002. The discounts on the notes associated with the conversion feature resulted in the entire stated amount of the notes of $134,000 being charged to interest expense.

No  significant  capital  expenditures  were  made  during  the  period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003 the Company was in a book overdraft position of $63,705. Operations since inception have been funded by the capital committed as part of the Agreement, convertible debt provided by stockholders, sales of common stock, vendor financing and internal operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

None

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A CONTROLS AND PROCEDURES

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the SEC under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following is a list of our directors and executive officers as of December 31, 2003, including such person's name, age, positions and offices held with Crescent Communications, Inc., the period served in such position and the prior employment of such person:

     NAME               AGE            POSITION
    -----               ----           ---------

Manfred  Sternberg       43            Director  and  Chief  Executive  Officer

Robert  Davis            46            Director

Jeff  Olexa              45            Director

Gilbert  Gertner         79            Director

William  Koehler         38            Director

Mike  McDonald           56            Chief  Financial  Officer

Manfred Sternberg, age 43, has been Chief Executive Officer and a director since inception. Prior to founding Crescent Communications, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas. He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas, Louisiana and the District of Columbia and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization.

Robert Davis, age 46, has been a Director since July 2001. Mr. Davis was the founder of Solis Communications, Inc., which was acquired by the Company in July 2001. Mr. Davis is also involved in the energy industry, having founded several successful companies including, Upland Energy, Inc. in 1985, MPH Production Co. in 1988, and. Laguna Rig Service, Inc. in 1999. Mr. Davis has been the President of Upland Energy, Inc. since its incorporation and has primarily been involved in the oil and gas business since that time. Mr. Davis received a BBA in Finance from Texas A&M University in 1980.

Jeff Olexa, age 45, has been a director since inception. He has 18 years experience in Technical and Consultative selling in the Telecommunications and Internet industries. Mr. Olexa was previously employed with CXR Telecom, and National Business Group, a nation-wide integration company where he served as Regional Manager over the South Central Region. Prior to his commercial experience, Mr. Olexa was in the armed forces where he maintained an Air Force telecommunication facility.

Gilbert Gertner is a private investor and co-founder of a number of industrial, real estate development and high-tech companies. Mr. Gertner is known for his philanthropic endeavors including the construction of schools and medical facilities in developing countries. Mr. Gertner currently serves as Chairman of the Board and CEO of Worldwide Petromoly, Inc., a company with which he has been associated since 1993. During the period from 1994 to 1997 Mr. Gertner served as a Director of Citadel Computer Systems and prior to 1996, Mr. Gertner also served as a Director of Data Software Systems, Inc.

William Koehler is a co-founder and has been the President/CEO of Trilliant Corporation since 2000. From 1992 until 2000, Mr. Koehler was the Vice President of Business Development of an Electrical Engineering firm that specialized in the assessment, design and project implementation of technology efforts for their clients. Trilliant is a Technology Consulting firm serving Fortune 500 companies, K-12 and higher education and companies with specialized IT applications. Mr. Koehler has a BBA from Texas A&M in Business Analysis, with a specialization in Production Operation Management. Mr. Koehler has spent the last 15 years of his career working in the IT and Professional Services industry and has a broad range of skills. His experience ranges from the design and management of the implementation of multination voice and data networks to the needs assessment and the development of a Global technology strategy for large multinational corporations. The customers that Mr. Koehler has worked with reads like the who's who of the fortune 500: Pennzoil, American General Insurance, Texaco, British Petroleum, Brown and Root, Enron and many others. At the same time he has worked with dozens of school districts to ascertain and assist in the development of more cost effective and robust systems in an attempt to assist these districts to spread technology out to the classrooms and help children learn. Mr. Koehler has spoken at many state and local events about technology and continues to look for opportunities to continue this effort

Mike McDonald, age 56, became Chief Financial Officer in December 2002. Mr. McDonald has over 27 years of experience in the medical administration field. He has managed several physician groups with a range of revenues over $12 million and for 10 years was C.O.O. for Harris County Medical Society, Medserv, Inc. Harris County Medical Society is the largest county society in the country. During his time at the medical society he helped raise over $6 million as a registered agent for a stock offering to start an insurance company owned by physicians, he helped coordinate a joint venture to do verification of credentials of physicians, administered the production of a pictorial directory with over 13,000 distribution in Houston, produced two trade shows per year for the physician membership, and was responsible for reviewing and recommending products and services for endorsement by the Harris County Medical Society.

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

Code  of  Ethics
----------------

The Company has adopted a Code of Ethics for its Principal Executive and Senior Financial Officers which is attached hereto as Exhibit 14.1.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the annual compensation of our executive officers and certain other executives(for accounting purposes the company commenced operations in 2001):

SUMMARY  COMPENSATION  TABLE


                   Annual  Compensation                      Long  Term Compensation
                  ---------------------                     --------------------------
                                              Awards             Payouts      All
                                    Other                Securities           Other
Name and                            Annual   Restricted  Underlying   LTIP    Com-
Principal                           Compen-  Stock       Options/     Pay-    pen-
Position   Year   Salary   Bonus    sation   Awards      SARs         outs    sation
Manfred
Sternberg
CEO,
Director   2003  $180,000  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2002  $ 94,800  $  -0-  $    -0-         -0-         -0-  $  -0   $34,000(1)
           2001  $ 72,000  $  -0-  $    -0-         -0-         -0-  $  -0-  $66,185(1)
David
Loeschner
President  2003  $120,000  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2002  $    -0-  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2001  $    -0-  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-

Jeff
Olexa
VP
Director   2003  $144,000  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2002  $172,304  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2001  $ 74,398  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-

Mike
McDonald
CFO        2003  $ 77,400  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2002  $    -0-  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-
           2001  $    -0-  $  -0-  $    -0-         -0-         -0-  $  -0-  $     -0-

Note  (1):     Value  of the note payable conversion feature for funds loaned to the Company by Mr. Sternberg. The value is based on the difference in the common stock conversion price and the market value at the date of the loan.

INDIVIDUAL GRANTS
-----------------
                                                                          POTENTIAL REALIZABLE VALUE
                    NUMBER OF    % OF TOTAL                                 AT ASSUMED ANNUAL RATES
                   SECURITIES      OPTIONS                                OF STOCK PRICE APPRECIATION
                   UNDERLYING    GRANTED TO     EXERCISE                       OR OPTION TERM(2)
                     OPTIONS    EMPLOYEES IN     PRICE     EXPIRATION  ----------------------------------
NAME               GRANTED (#)   FISCAL YEAR   ($/SHARE)      DATE            5%               10%
-----------------  -----------  -------------  ----------  ----------  ---------------   ----------------
Manfred Sternberg            0             0          N/A         N/A  $             0   $             0

David Loeschner .    1,000,000            37%  $     0.10        2008  $       180,000   $       254,300
                       650,000            24%  $     0.20        2008  $        52,520   $       100,295

Jeff Olexa. . . .            0             0          N/A         N/A  $             0   $             0

Mike McDonald . .      100,000             4%  $     0.30        2008  $             0   $         8,080
                       350,000            13%  $     0.20        2008  $        28,280   $        54,005


As of December 31, 2003, stock options issued to employees aggregated 4,470,800 shares with an exercise price of $0.10 to $.30 per share. Of such amount, 3,853,800 are vested at December 31, 2003 and the remainder vest in October 2004. The value of outstanding options is $ 364,446 at December 31, 2002. None of these options were issued to executive management.

The Company issued warrants aggregating 2,330,800 shares to certain non-employees that remain outstanding as of December 31, 2003. The warrants have exercise prices ranging from $0.10 to $0.75 per share. At December 31, 2003, 2,330,800 warrants are vested . The value of outstanding warrants is $61,700 at December 31, 2003


AGGREGATED  OPTION  EXERCISES  IN  FISCAL  2003  AND  DECEMBER  31,  2003  OPTION  VALUES

                                               NUMBER OF SECURITIES
                                              UNDERLYING UNEXERCISED        VALUE  OF  UNEXERCISED
                      SHARES                OPTIONS AT FISCAL YEAR-END     IN-THE-MONEY OPTIONS AT
                     ACQUIRED      VALUE            (SHARES)                  FISCAL YEAR-END($)
                                            ---------------------------  ---------------------------
                   ON EXERCISE   REALIZED
NAME                   (#)          ($)     EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----               ------------  ---------  -----------  --------------  -----------  --------------
Manfred Sternberg .           0          0            0               0          -0-             -0-

David Loeschner . .           0          0    1,000,000         650,000          -0-             -0-

Jeff Olexa. . . . .           0          0            0               0          -0-             -0-

Mike McDonald . . .           0          0      100,000         350,000          -0-             -0-

EMPLOYMENT  AGREEMENTS

None.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

 The following table sets forth, as of March 31, 2004 the number and percentage of outstanding shares of our common stock owned by:

- - each person known to beneficially own more than 5% of its outstanding common stock;
- -   each  director;
- -   each  named  executive  officer;  and
- -   all  executive  officers  and  directors  as  a  group.


NAME  AND                    NUMBER OF SHARES OF COMMON      PERCENTAGE OF
ADDRESS OF OWNER              STOCK BENEFICIALLY OWNED   BENEFICIAL OWNERSHIP
Manfred Sternberg,                            8,360,450               18.1%(1)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Robert Davis                                 13,621,050               26.6%(2)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Jeff Olexa                                    7,284,000               16.2%(3)
701 N. Post Oak, Suite 630
Houston, Texas  77024

David Loeschner                               1,650,000                4.2%(4)
701 N. Post Oak, Suite 630
Houston, TX 77024

Mike McDonald                                   450,000                1.2%(5)
701 N. Post Oak, Suite 630
Houston, Texas  77024

Yolana Partnership, Ltd.                      2,608,000                6.5%(6)
701 N. Post Oak, Suite 350
Houston, TX 77024

George Speaks                                 7,525,000               16.7%(7)
701 N. Post Oak, Suite 630
Houston, Texas  77024

All executive officers and
directors as a group (6)                     31,365,500               45.4%(8)

Note 1: Of the 8,360,450 shares beneficially owned by Mr. Sternberg, 6,174,400 are common shares issuable upon the conversion of preferred shares, 2,003,700 are common shares issuable upon conversion of certain notes payable at Mr. Sternberg's election, and 182,350 shares are owned by Mr. Sternberg.

Note 2: Of the 13,621,050 shares beneficially owned by Mr. Davis, 9,202,600 are common shares issuable upon the conversion of preferred shares, 4,000,000 are common shares issuable upon conversion of certain notes payable at Mr. Davis's election, and 418,450 shares are owned by Mr. Davis.

Note 3: The 7,284,000 shares beneficially owned by Mr. Olexa are common shares issuable upon the conversion of preferred shares, of which preferred shares, Mr. Olexa granted an option for the number of preferred shares convertible into an aggregate of 3,109,000 shares of common stock to Messrs. Sternberg and Davis

Note 4: Includes 1,000,000 shares underlying options that are immediately exerciseable.

Note 5: Includes 100,000 shares underlying options that are immediately exerciseable.

Note  6:  Yolana  Partnership,  Ltd.  Is  the  record  owner of these shares.


Note 7: Of the 7,525,000 shares beneficially owned by Mr. Speaks, 7,525,000 are common shares issuable upon the conversion of preferred shares.

Note 8: Of the 31,365,500 shares beneficially owned by Mr.'s Sternberg, Davis, Loeschner, McDonald, and Olexa, 22,661,000 are common shares issuable upon the conversion of preferred shares, 6,003,700 are common shares issuable upon conversion of certain notes payable, 600,800 shares are owned by Mr. Sternberg and Mr. Davis, and 1,650,000 are shares underlying Mr. Loeschner's options and 450,000 underlying Mr. McDonald's options.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company engaged in various related party transactions as follows:

     - During the year ended December 31, 2002, Manfred Sternberg and Robert Davis, officer and/or primary stockholders of the Company or companies which they control made loans to the Company under convertible debt agreements totaling $166,185. These notes bear interest at a stated rate of 8% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur at various dates through October Interest is due monthly. These notes provide the holders an option for immediate conversion into shares of the Company's common stock at a conversion price of $0.05 per share. The conversion price at the date these notes were negotiated was below the fair value of the Company's common stock. Accordingly, these notes were issued at discounts equal to their entire stated value and because the notes were immediately convertible, the discounts were charged directly to interest expense at the date the notes were funded, resulting in an effective annual interest rate exceeding 100% in the year of origination. The total amount due under convertible notes payable to related parties at December 31, 2003 is $262,710.

     - During the year ended December 31, 2002, the Company entered into a factoring arrangement with Mr. Sternberg on its accounts receivable. The amount due under this factoring arrangement was $34,265 at December 31, 2002. This factoring arrangement called for interest at 10 percent and was repaid in the year ended December 31, 2003.

     - During the period from inception to December 31, 2001, the company entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2003 is $100,756. This line of credit is due on demand and bears interest at the rate of prime (4.00%) at December 31, 2003 plus 1.25%.

     - During the years ended December 31, 2003 and 2002, the Company incurred interest expenses on related party debt of approximately $35,000 and $163,000,respectively.

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

     - In January and February 2002, Mr. Sternberg loaned the Company $34,000. The loan is convertible at Mr. Sternberg's election into common stock at a conversion price of $.05 per share terms, similar to conditions of his previous loan.

                                    PART IV


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a.) The  following  exhibits  are  to  be  filed  as  part of this Form 10-KSB:

     14.1      Code  of  Ethics
     31.1 Certification of Chief Financial Officer of Crescent Communications, Inc. required by Rule 13a-14(l) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section  302  of  the  Sarbanes-Oxley  Act  of  2002.
     32.1      Certification  of  Chief  Executive  Officer  of  Crescent
               Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 19 U.S.C. 63.
     32.2      Certification  of  Chief  Financial  Officer  of  Crescent
               Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 19 U.S.C. 63.

(b.)  Reports  on  Form  8-K

None

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $24,000 and $21,342 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED  FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended December 31, 2003 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX  FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $1,500 and $1,500 for professional services rendered for tax related services for the years ended December 31, 2003 and December 31, 2002, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2003 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2003 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.


                 Crescent  Communications,  Inc.

                 By:  /s/  Manfred  Sternberg
                     ------------------------
                     Manfred  Sternberg
                     Director,  Chief  Executive  Officer,
                     Treasurer  and  Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                      TITLE                         DATE
---------                      -----                         ----


/s/  Manfred Sternberg         Director,                     April 14, 2004
-----------------------        Chief Executive Officer,
Manfred  Sternberg             Treasurer and Secretary

/s/  Robert E. Davis           Director                      April 14, 2004
----------------------
Robert E. Davis

/s/  Jeff  Olexa               Director and Chief            April 14, 2004
----------------               Technical Officer
Jeff  Olexa

/s/  Mike  McDonald            Chief Financial Officer       April 14, 2004
-------------------
Mike  McDonald

/s/ Gilbert Gertner            Director                      April 14, 2004
-------------------
Gilbert Gertner

/s/ William Koehler            Director                      April 14, 2004
-------------------
William Koehler

                          CRESCENT COMMUNICATIONS, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          CRESCENT COMMUNICATIONS, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                            PAGE
                                                                            ----

Report  of  Independent  Accountants                                        F-3

Consolidated  Financial  Statements:

  Consolidated  Balance  Sheet  as  of  December  31,  2003                 F-4

  Consolidated  Statement  of  Operations  for  the  years
    ended  December  31,  2003  and  2002                                   F-5

  Consolidated  Statement  of  Stockholders'  Deficit  for  the
    years  ended  December  31,  2003  and  2002                            F-6

  Consolidated  Statement  of  Cash  Flows  for  the  years
    ended  December  31,  2003  and  2002                                   F-8

Notes  to  Consolidated  Financial  Statements                              F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                      ------------------------------------



To the Stockholders and Directors
Crescent Communications, Inc.


We have audited the accompanying consolidated balance sheet of Crescent Communications, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Communications, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 2, the Company has incurred recurring losses from operations, is in a book overdraft, negative working capital and stockholders' deficit position at December 31, 2003, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  Ham, Langston & Brezina, L.L.P.


Houston, Texas
March 28, 2004, except for Note 11 as to which the date is April 7, 2004

                          CRESCENT COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   __________


     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                  $     9,485
  Accounts receivable, net of allowance
    for doubtful accounts of $80,000                             155,425
  Employee advances                                                2,100
                                                             ------------

    Total current assets                                         167,010

Property and equipment, net of accumulated
  depreciation of $393,772                                       403,217

Goodwill                                                         200,346
                                                             ------------

      Total assets                                           $   770,573
                                                             ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------


Current liabilities:
  Book overdraft                                             $    63,705
  Notes payable                                                  124,658
  Notes payable to related parties                               514,670
  Accounts payable                                               717,188
  Accrued liabilities                                            297,693
  Deferred revenue                                               193,038
                                                             ------------

    Total current liabilities                                  1,910,952
                                                             ------------

Commitment and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized, 115.726
    shares issued and outstanding, $5,000 per share
    liquidation preference ($578,630 aggregate liquida-
    tion preference)                                                   -
  Series B Convertible Non-Redeemable Preferred stock,
    $0.001 par value, 10,000,000 shares authorized, no
    shares issued and outstanding                                      -
  Common stock, $.001 par value, 50,000,000 shares auth-
    orized, 34,540,174 shares issued and outstanding              34,540
  Additional paid-in capital                                   5,540,467
  Deferred compensation                                          (12,008)
  Accumulated deficit                                         (6,703,378)
                                                             ------------

    Total stockholders' deficit                               (1,140,379)
                                                             ------------

      Total liabilities and stockholders' deficit            $   770,573
                                                             ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                  2003          2002
                                              ------------  ------------
Service revenue                               $ 2,235,142   $ 1,735,524

Cost of services                                1,638,956     1,357,120
                                              ------------  ------------

  Gross margin                                    596,186       378,404

Selling, general and administrative expenses    3,100,122     3,142,731
                                              ------------  ------------

Loss from operations                           (2,503,936)   (2,764,327)

Interest expense                                  (39,693)     (182,055)
                                              ------------  ------------

Net loss                                      $(2,543,629)  $(2,946,382)
                                              ============  ============

Basic and diluted net loss per common share   $     (0.10)  $     (0.38)
                                              ============  ============

Weighted average shares outstanding            24,677,426     7,850,246
                                              ============  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                CRESCENT  COMMUNICATIONS,  INC.
                               CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT,  CONTINUED
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                           __________


                                                 SERIES A       SERIES B
                             COMMON STOCK     PREFERRED STOCK PREFERRED STOCK ADDITIONAL RECEIVABLE
                          ------------------  --------------  --------------   PAID-IN      FROM        DEFERRED      ACCUMULATED
                            SHARES    AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL   STOCKHOLDER   COMPENSATION     DEFICIT
                          ----------  ------  ------  ------  ------  ------  ---------  ------------  -------------  -----------
Balance at December
  31, 2001                 4,278,699   4,278     120       -       -       -  1,172,785     (136,976)      (257,407)  (1,213,367)

Collection of subscrip-
  tion receivable from
  stockholder                      -       -       -       -       -       -     13,024      136,976              -            -

Issuance of common
  stock for
  compensation               467,500     468       -       -       -       -    149,356            -              -            -

Value of conversion
  feature associated
  with convertible
  debt                             -       -       -       -       -       -    134,000            -              -            -

Compensatory stock
  options and warrants
  issued to employees
  and consultants                  -       -       -       -       -       -    500,301            -        164,307            -

Issuance of common
  stock for cash           8,891,312   8,891       -       -       -       -  1,724,646            -              -            -

Preferred stock issued
  to repay certain
  debts assumed in
  July 31, 2001
  acquisition (Note 2)             -       -       -       -      23       -     72,768            -              -            -

Net loss                           -       -       -       -       -       -          -            -              -   (2,946,382)
                          ----------  ------  ------  ------  ------  ------  ---------  ------------  -------------  -----------

Balance at December
  31, 2002                13,637,511  13,637     120       -      23       -  3,766,880            -        (93,100)  (4,159,749)
                          ----------  ------  ------  ------  ------  ------  ---------  ------------  -------------  -----------



                             TOTAL
                          -----------
Balance at December
  31, 2001                  (430,687)

Collection of subscrip-
  tion receivable from
  stockholder                150,000

Issuance of common
  stock for
  compensation               149,824

Value of conversion
  feature associated
  with convertible
  debt                       134,000

Compensatory stock
  options and warrants
  issued to employees
  and consultants            664,608

Issuance of common
  stock for cash           1,733,537

Preferred stock issued
  To repay certain
  debts assumed in
  July 31, 2001
  acquisition (Note 2)        72,768

Net loss                  (2,946,382)
                          -----------

Balance at December
  31, 2002                  (472,332)
                          -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                              CRESCENT  COMMUNICATIONS,  INC.
                           CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT,  CONTINUED
                                        FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                                     __________


                                                 SERIES  A          SERIES  B
                             COMMON STOCK      PREFERRED STOCK   PREFERRED STOCK   ADDITIONAL   RECEIVABLE
                         --------------------  ----------------  ----------------   PAID-IN        FROM         DEFERRED
                           SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL    STOCKHOLDER    COMPENSATION
                         ----------  --------  -------  -------  -------  -------  -----------  ------------  --------------
Balance at December
  31, 2002               13,163,511   13,637      120         -      23         -   3,766,880              -        (93,100)

Issuance of common
  stock for cash         18,052,663   18,053        -                 -         -   1,281,145              -

Issuance of common
  stock upon conver-
  sion of 23 shares
  of Series B Prefer-
  red Stock               1,150,000    1,150        -         -     (23)        -      (1,150)             -              -

Issuance of common
  stock upon conver-
  sion of 4.274 shares
  of Series A Prefer-
  red Stock               1,000,000    1,000       (4)        -       -         -      (1,000)             -              -

Issuance of common
  stock to pay pro-
  fessional fees            850,000      850        -         -       -         -     254,150              -              -

Compensatory stock
  options and warrants
  issued to employees
  and consultants                 -        -        -         -       -         -     240,292              -         81,092

Cancellation of common
  stock                    (150,000)    (150)       -         -       -         -         150              -              -

Net loss                          -        -        -         -       -         -           -              -              -
                         ----------  --------  -------  -------  -------  -------  -----------  ------------  --------------

Balance at December 31,
  2003                   34,540,174  $34,540      116   $     -       -   $     -  $5,540,467   $          -  $     (12,008)
                         ==========  ========  =======  =======  =======  =======  ===========  ============  ==============


                         ACCUMULATED
                           DEFICIT         TOTAL
                         ------------  ------------
Balance at December
  31, 2002                (4,159,749)     (472,332)

Issuance of common
  stock for cash                   -     1,299,198

Issuance of common
  stock upon conver-
  sion of 23 shares
  of Series B Prefer-
  red Stock                        -             -

Issuance of common
  stock upon conver-
  sion of 4.274 shares
  of Series A Prefer-
  red Stock                        -             -

Issuance of common
  stock to pay pro-
  fessional fees                   -       255,000

Compensatory stock
  options and warrants
  issued to employees
  and consultants                  -       321,384

Cancellation of common
  stock                            -             -

Net loss                  (2,543,629)   (2,543,629)
                         ------------  ------------

Balance at December 31,
  2003                   $(6,703,378)  $(1,140,379)
                         ============  ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          CRESCENT COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                          2003          2002
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $(2,543,629)  $(2,946,382)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                  197,506       139,066
    Provision for bad debt                                111,671        73,864
    Deferred revenue                                       46,143        57,910
    Amortization of loan costs                                  -       134,000
    Common stock issued for services                      255,000       149,824
    Compensatory stock options                            321,384       664,608
    Preferred stock issue for accrued liabilities               -        72,768
    Changes in operating assets and liabilities:
      Accounts receivable                                 (11,113)     (153,624)
      Prepaid and other assets                             64,497         1,814
      Accounts payable                                     95,502        55,010
      Accrued liabilities                                  42,663       (85,682)
      Advances from employees                              (2,987)        2,987
                                                      ------------  ------------

        Net cash used in operating activities          (1,423,363)   (1,833,837)
                                                      ------------  ------------

Cash flows from investing activities:
  Purchase of computers and equipment                     (20,715)     (189,940)
                                                      ------------  ------------

        Net cash used in investing activities             (20,715)     (189,940)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from book overdraft                             29,807        33,898
  Proceeds from notes payable to related parties          131,080       134,000
  Repayment of notes payable to related parties           (41,000)      (69,480)
  Proceeds from notes payable                              98,183        81,264
  Repayment of notes payable                              (63,705)      (50,215)
  Proceeds from issuance of common stock                1,299,198     1,733,537
  Collection of receivable from stockholder                     -       150,000
                                                      ------------  ------------

        Net cash provided by financing activities       1,453,563     1,938,504
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents        9,485       (10,773)

Cash and cash equivalents at beginning of period                -        10,773
                                                      ------------  ------------

Cash and cash equivalents at end of period            $     9,485   $         -
                                                      ============  ============


Supplemental disclosure of cash flow information:

    Cash paid for interest expense                    $    15,765   $    31,407
                                                      ============  ============

    Cash paid for income taxes                        $         -   $         -
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

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Crescent Communications, Inc. (the "Company") is a Nevada Corporation that was originally established to conduct an effort to capitalize on the telecommunications, industry downturn that began during 2000. The Company has now focused its efforts on providing the healthcare community BLUEGATE, the Company's secure medical network using Cisco System's(TM) virtual private network technology to assist in compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPPA").

     The Company was originally incorporated as Solis Communications, Inc. ("Solis") on July 23, 2001 and adopted a name change to Crescent Communications, Inc. upon completion of a reverse acquisition of Berens Industries, Inc. Following is a summary of the Company's significant accounting policies:

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


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     ---------------------------------------------------------------------------

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

     LOSS  PER  SHARE
     ----------------

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2003 and 2002, were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2003 and 2002.

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

     REVENUE  RECOGNITION
     --------------------

     Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2003, deferred service revenue was $193,038.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended December 31, 2003 and 2002 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2003 and 2002 the Company experienced negative financial results as follows:

                                          2003          2002
                                      ------------  ------------
  Net loss                            $(2,543,629)  $(2,946,382)
  Negative cash flow from operations   (1,423,363)   (1,833,837)
  Negative working capital             (1,743,942)   (1,276,547)
  Stockholders' deficit                (1,140,379)     (472,332)
  Book overdraft                          (63,705)      (98,183)

     These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has supported current operations by: 1) raising additional operating cash through private placements of its common stock, 2) issuing debt and debt convertible to common stock to certain key stockholders and
     3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

     These steps have provided the Company with the cash flows to continue its business plan, but have not resulted in significant improvement in the Company's financial position. Management is considering alternatives to address its critical cash flow situation that include:

     - Raising capital through additional sale of its common and preferred stock and/or debt securities.
     - Merging the Company with another business that compliments current activities.
     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of the Company's stock in lieu of cash payments to employees or vendors.
     - Selling assets that managements feels are not critical to its future plans. (see Note 11)

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


3.   FURNITURE  AND  EQUIPMENT,  NET
     -------------------------------

     Furniture and equipment, net consists of the following at December 31, 2003:

      Computer  and  internet  equipment                      $  576,754
      Software                                                   164,274
      Office  furniture  and  equipment                           55,961
                                                              ----------

                                                                 796,989
  Less  accumulated  depreciation                               (393,772)
                                                              ----------

                                                              $  403,217
                                                              ==========

     Depreciation expense for the years ended December 31, 2003 and 2002 was $197,506 and $139,066, respectively. All depreciation expense is presented in cost of sales in the accompanying statement of operations.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

4.   NOTES  PAYABLE

     Notes payable at December 31, 2003 were as follows:

     Convertible  note  payable  to  an  individual,  bearing
       interest  at  a  stated  rate  of  8%  per  year  and  due  on demand.  If  demand  is  not  made  by  the  note  holder, the  final  maturity  date  is  January  1,  2010.  Interest is  due  monthly.  This  note  provides  the  holders  an
       option  for  immediate  conversion  into  shares  of  the
       Company's  common  stock  at  a  conversion  price  of
       $0.05  per  share.  The  conversion  price  at  the  date
       this  note  was  negotiated  was  below  the  fair  value
       of  the  Company's  common  stock.                             $   26,475

     Note  payable  to  a  bank  under  a  $100,000  line  of  credit bearing  interest  at  the  prime  rate,  as  published  in
       The  Wall  Street  Journal  (4.00%  at  December  31,  2003)
       plus  2%  per  year.  This  note  is  due  on  February  13,
       2004  and  is  collateralized  by  the  guarantee  of  the
       the  Company's  chief  executive  officer.                     $   98,183
                                                                      ----------

                                                                      $  124,658
                                                                      ==========


5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Notes payable to related parties at December 31, 2003 were as follows:

     Note  payable  to  Manfred  Sternberg  and  Robert  Davis, officers/founding  stockholders  of  the  Company,  under
       a  $150,000  line  of  credit  bearing  interest  at  prime
       (4.00%  at  December  31,  2003)  plus  1.25%  per  year  and due  on  demand.  If  the  note  holders  do  not  demand
       payment,  the  note  is  payable  in  monthly  payments  of interest  only  through  May  2002  and  in  monthly  pay-
       ments  of  principal  and  interest  thereafter,  through
       the  final  payment  in  May  2004.  This  note  is  collat-
       eralized  by  substantially  all  assets  of  the Company.     $  100,756

     Convertible  notes  payable  to  Manfred  Sternberg
       (officer/director/founding  stockholder  of  the
       Company)  and  Madred  Partners,  Ltd.  (a  company
       controlled  by  Robert  Davis,  a  director/  founding
       stockholder  of  the  Company).  These  notes  bear
       interest  at  a  stated  rate  of  8%  per  year  and  are due  on  demand.  If  demand  is  not  made  by  the  note holders,  the  final  maturity  dates  of  these  notes
       will  occur  at  various  dates  through  January  2010.
       Interest  is  due  monthly.  These  notes  provide  the
       holders  an  option  for  immediate  conversion  into
       shares  of  the  Company's  common  stock  at  a  conversion price  of  $0.05  per  share.  The  conversion  price  at
       the  date  these  notes  were  negotiated  was  below  the fair  value  of  the  Company's  common  stock.
       Accordingly,  these  notes  were  issued  at  discounts
       equal  to  their  entire  stated  value  and  because  the notes  were  immediately  convertible,  the  discounts
       were  charged  directly  to  interest  expense  at  the
       date  the  notes  were  funded,  resulting  in  an  effect-
       tive  annual  interest  rate  exceeding  100%  in 2001.           128,710


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   NOTES  PAYABLE  TO  RELATED  PARTIES,  CONTINUED
     ------------------------------------------------

     Convertible  notes  payable  to  Manfred  Sternberg
       (officer/director/founding  stockholder  of  the
       Company)and  Madred  Partners,  Ltd.  (a  company
       controlled  by  Robert  Davis,  an officer/founding
       stockholder  of  the  Company).  These  notes  bear
       interest  at  a  stated  rate  of  8%  per  year  and  are due  on  demand.  If  demand  is  not  made  by  the  note holders,  the  final  maturity  dates  of  these  notes
       will  occur  at  various  dates  through  January
       2010.  Interest  is  due  monthly.  These  notes  provide
       the  holders  an  option  for  immediate  conversion  into shares  of  the  Company's  common  stock  at  a
       conversion  price  of  $0.05  per  share.  The  conversion price  at  the  date  these  notes  were  negotiated
       was  below  the  fair  value  of  the  Company's  common
       stock.  Accordingly,  these  notes  were  issued
       at  discounts  equal  to  their  entire  stated  value  and because  the  notes  were  immediately  convertible,  the
       discounts  were  charged  directly  to  interest  expense
       at  the  date  the  notes  were  funded,  resulting  in  an
       effective  annual  interest  rate  exceeding 100% in 2002.        134,000

     Notes  payable  to  MPH  Production  Company  (a  company
       controlled  by  Robert  Davis,  an  officer/founding
       stockholder  of  the  Company),  Michael  McDonald  (chief financial  officer)  and  Manfred  Sternberg  (an
       officer/founding  stockholder  of  the  Company).  These
       notes  bear  interest  at  a  stated  rate  of  15%  per  year and  are  due  on  demand.  If  demand  is  not  made  by  the note  holders,  the  final  maturity  dates  of  these
       notes  will  occur  on  January  1,  2014.  Interest  is
       due  monthly  beginning  on  February  1,  2004.  These
       notes  are  collateralized  by  substantially  all  assets
       of  the  Company.                                                 136,204

     Note  payable  to  David  Loeschner  (president  of  the
       Company),  bearing  interest  at  a  stated  rate  of  10%
       per  year  and  due  on  demand.  This  note  is  collat-
       eralized  by  substantially  all  assets  of  the Company.         15,000
                                                                      ----------

         Total  notes  payable  to  related  parties                  $  514,670
                                                                      ==========


6.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities consists of the following at December 31, 2003:

       Accrued  payroll  tax  liability                               $  152,441
       Accrued  penalties  on  payroll  tax  liability                    81,836
       Accrued  medical  insurance                                         9,817
       Accrued  sales  taxes                                              13,022
       Accrued  interest  expense                                         40,577
                                                                      ----------

                                                                      $  297,693
                                                                      ==========

     The accrued payroll tax liability includes an $81,836 balance that was assumed in connection with the reverse acquisition of Berens Industries, Inc. (See Note 2). Penalties and interest incurred on this liability have been accrued through December 31, 2003; however such penalties and interest may continue to accrue. Accordingly, this payroll tax liability could increase significantly if not settled in the near term in an amount that is satisfactory to the Company. The Company is actively involved in discussions to settle this balance.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   INCOME  TAXES
     -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2003 were as follows:


  Liability
  ---------
  Basis of goodwill                 $    11,353
  Basis of property and equipment         8,500
                                    ------------
    Total liabilities                    19,853
                                    ------------

  Assets
----------------------------------
  Benefit from carryforward of net    2,130,337
    operating loss
  Allowance for doubtful accounts        27,200
                                    ------------
    Total assets                      2,157,537

  Less valuation allowance           (2,177,390)
                                    ------------

                                        (19,853)
                                    ------------

    Net deferred tax asset          $         -
                                    ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2003  and  2002  is  as  follows:

                                      YEAR  ENDED                YEAR  ENDED
                                   DECEMBER 31, 2003          DECEMBER 31, 2002
                               -------------------------  ------------------------
                                 AMOUNT       PERCENT       AMOUNT       PERCENT
                               ----------  -------------  -----------  -----------

  Benefit for income tax at
    federal statutory rate     $ 864,834           34.0%  $1,001,770         34.0%
  Non-deductible meals and
    entertainment                 (4,115)          (0.2)      (1,379)           -
  Non-deductible interest
    expense                            -        (45,560)        (1.5)
  Non-deductible compensation   (195,971)          (7.7)    (291,927)       (10.0)
  Increase in valuation
    allowance                   (664,748)         (26.1)    (662,904)       (22.5)
                               ----------  -------------  -----------  -----------

    Total                      $       -              -%  $        -            -%
                               ==========  =============  ===========  ===========

     At December 31, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $6,300,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2023. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $1,144,000 of net operating losses incurred prior to July 23, 2001 was significantly limited as a result of the change of control that occurred in connection with the Company's reverse acquisition of Berens Industries, Inc. (See Note 2). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.

8.   STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

     The Company sold certain common shares to accredited private investors for cash under a Regulation D Private Placement Memorandum. A total of 500,000 shares were sold during April and June to two investors at prices ranging from $0.10 to $0.25 per share. No discounts or commissions were paid and the aggregate amount raised was $110,000.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________



8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     COMMON  STOCK,  CONTINUED
     -------------------------

     In June 2002 the Company entered into an agreement with Pacific Continental Securities UK to sell common stock under Regulation S to various foreign investors. Among other things, the Agreement provided for the Company to issue up to 3,000,000 shares of Regulation S stock at 35% of the average bid price for the 5-day period preceding the exercise, with a floor price of $0.40. The term was originally to expire August 31, 2002, but was amended and extended at various dates. As of December 31, 2002 the Company has issued 7,767,726 shares for $1,610,147 under this arrangement. On October 24, 2002 the Company entered into a second agreement with similar terms allowing for up to 10 million shares to be issued through January 31, 2003. The first 3 million shares were to have a floor price of $0.40 and the remainder were to have a floor price of $0.70. The Company amended the second agreement to eliminate the floor price and increase the number of shares to be issued. During the years ended December 31, 2003 and 2002, the Company issued 18,052,663 and 623,586 shares, respectively, under the second agreement at prices ranging from approximately $0.05 to approximately $0.14 per share.

     During the years ended December 31, 2003 and 2002, the Company issued common stock to an attorney and to various consultants for legal and financial services. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. During the years ended December 31, 2003 and 2002, the Company issued 850,000 and 467,500 shares for services aggregating $255,000 and $268,585, respectively, under these arrangements.

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

     STOCK  OPTION  PLAN
     -------------------

     The Company has adopted the 2002 Stock and Stock Option Plan (the "Plan") under which incentive stock options for up to 450,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Plan is designed to attract and reward key executive personnel. As of December 31, 2003, the Company had granted no options or shares under the Plan.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the years ended December 31, 2003 and 2002 follows:

                                                   2003         2002
                                                -----------  -----------
  Net loss as reported                          $2,543,629   $2,946,382

  Proforma net loss                             $2,685,006   $3,162,186

  Basic and diluted loss per share as reported  $     0.10   $     0.38

  Proforma basic and diluted loss per share     $     0.11   $     0.40

  Risk free interest rate                              3.5%           4%

  Dividend yield                                       -0-          -0-

  Weighted average volatility                          100%         200%

  Weighted-average expected life of options         3 yrs.       3 yrs.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     SUMMARY  OF  STOCK  OPTIONS
     ---------------------------

     A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

                                   NUMBER  OF              WEIGHTED-
                                    SHARES                 AVERAGE
                                     UNDER      EXERCISE   EXERCISE
                                    OPTIONS       PRICE     PRICE
                                   ----------  -----------  ------
  Outstanding - December 31, 2001  1,363,512   $      0.10  $ 0.10

    Granted                        1,881,825   $      0.10  $ 0.10
    Cancelled                       (491,537)  $      0.10  $ 0.10
                                   ----------

  Outstanding - December 31, 2002  2,753,800   $      0.10  $ 0.10

    Granted                        1,717,000   $0.10-$0.30  $ 0.15
    Cancelled                              -
                                   ----------

  Outstanding - December 31, 2003  4,470,800   $0.10-$0.30  $ 0.12
                                   ==========

     The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.19 and $0.23, respectively. The compensation expense associated with these options is being recognized ratably over the service period required of the employees.


 NUMBER OF                                   REMAINING
COMMON STOCK   CURRENTLY                    CONTRACTUAL   EXERCISE
EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  -----------  ---------------  ------------  ---------
   1,363,512    1,363,512  November 2011             7.8  $    0.10
   1,340,288    1,340,288  February 2012             8.2       0.10
      50,000       50,000  October 2012              8.8       0.10
     100,000      100,000  January 2008              4.0       0.30
     250,000      250,000  January 2008              4.0       0.10
     166,666      166,666  April 2008                4.3       0.10
     166,667      166,667  July 2008                 4.5       0.10
     166,667      166,667  October 2008              4.8       0.10
     617,000               October 2008              4.8       0.20
     250,000      250,000  December 2008             4.9       0.10
------------  -----------

   4,470,800    3,853,800
============  ===========

     SUMMARY  OF  STOCK  WARRANTS
     ----------------------------

     A summary of the Company's warrant activity and related information for the years ended December 31, 2003 and 2002 follows:

                                   NUMBER OF                        WEIGHTED-
                                    SHARES                           AVERAGE
                                     UNDER          EXERCISE        EXERCISE
                                    OPTIONS          PRICES           PRICE
                                   ---------  --------------------  ---------
  Outstanding - December 31, 2001          -                     -          -

    Granted                        1,470,000         $0.10 - $0.50      $0.41
                                   ---------

  Outstanding - December 31, 2002  1,470,000          0.10 -  0.50       0.41

    Granted                          860,000          0.01 -  0.20       0.19
                                   ---------

  Outstanding - December 31, 2003  2,330,000          0.01 -  0.50       0.33
                                   =========



                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     SUMMARY  OF  STOCK  WARRANTS,  CONTINUED

     The weighted-average fair value of warrants granted during the year ended December 31, 2003 and 2002 was $0.23 and $0.29, respectively $0.38 and . Compensation expense associated with certain of the warrants granted in 2002 was recognized at issuance because there was no vesting period.


 NUMBER OF                                   REMAINING
COMMON STOCK   CURRENTLY                    CONTRACTUAL   EXERCISE
EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  -----------  ---------------  ------------  ---------
     750,000      750,000  November 2005             2.9  $    0.50
     100,000      100,000  February 2008             2.2       0.10
     220,000      220,000  July 2008                 2.5       0.10
     400,000      400,000  March 2009                2.2       0.50
     300,000      225,000  March 2008                4.3       0.20
     500,000      500,000  July 2008                 4.5       0.19
      50,000       50,000  November 2008             4.8       0.10
      10,800       10,800  November 2008             4.8       0.01
------------  -----------

   2,330,800    2,295,800
============  ===========

9.   LEASE  COMMITMENT
     -----------------

     The Company operates from leased office space under an operating lease that expires in July 2005 and includes no provisions for extension. The lease includes lease payment escalation and provisions for other increases to rental payments should certain costs of the landlord increase. The Company also pays monthly access fees to the buildings in which it provides its broadband services. Following is a summary of future annual lease payments at December 31, 2003:

               OFFICE    BUILDING
YEAR ENDING     LEASE     ACCESS
DECEMBER 31,  PAYMENTS     FEES       TOTAL
------------  ---------  ---------  ---------
   2004       $  93,496  $  86,400    179,896
   2005          54,539     86,400    140,939
   2006            -  _     59,300     59,300
              ---------  ---------  ---------

   Total      $ 148,035  $ 232,100  $ 380,135
              =========  =========  =========

     Rent expense incurred under operating leases for years ended December 31, 2003 and 2002 was $95,416 and $93,496, respectively.


10.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2003 and 2002, the Company engaged in various related party transactions as follows:

     - During 2003, 2002 and 2001 the Company entered into a note payable agreements with various, officers, employees, directors and/or founding stockholders. These notes are described in Note 5.

     - During 2002, the Company entered into a factoring arrangement on its accounts receivable with Manfred Sternberg. The amount due under this factoring arrangement was $34,265 at December 31, 2002 and the factoring agreement was fully repaid in 2003 (See Note 5).

     - During 2001, the company entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2003 was $100,756 (See Note 5).

     - During the years ended December 31, 2003 and 2002, the Company incurred interest expenses on related party debt of approximately $35,000 and $163,000, respectively.


                                    Continued

                          CRESCENT COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


11.  SUBSEQUENT  EVENT
     -----------------

     On April 7, 2003 the Company entered into a letter of intent to sell substantially all of its broadband internet service related assets, including (but not limited to) all cash, receivables (including written off receivables), inventory, network and other equipment, property, customer lists, network relationships, billing arrangements, intangible assets and all other assets, required or useful for operating its internet service provider business but specifically excluding its Bluegate assets. The proposed sales price is $1,150,000 in the form of (a) $900,000 cash at Closing and (b) $250,000 in the form of a one-year, 6% secured promissory note. The transaction is subject to due diligence procedures and the Company can make no prediction as to the result of those procedures or its ability to ultimately close the transaction.