Form 10QSB
period 2004-03-31
CRESCENT COMMUNICATIONS  INC
filed 2004-05-17
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March 31, 2004

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


                            BERENS INDUSTRIES, INC.
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 40,099,030 common shares outstanding as of May 11, 2004.

Transitional Small Business Disclosure Format (Check One): Yes  [ ]   No  [X]


================================================================================

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

                                       TABLE OF CONTENTS
                                          __________


                                PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . . . .  F-1

             Condensed Consolidated Balance Sheet as of March 31, 2004  (Unaudited)
               and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

             Unaudited Condensed Consolidated Statement of Operations for three months ended  March 31, 2004 and 2003. . . . . . . . . . . . . . . . . . .  F-3

             Unaudited Condensed Consolidated Statement of  Stockholders' Equity for
               the three months ended March 31, 2004. . . . . . . . . . . . . . . . . . .  F-4

             Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . .  F-5

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

ITEM 5.   OTHER EVENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .  II-2

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-2

          CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3

ITEM 1.   FINANCIAL  STATEMENTS




                          CRESCENT COMMUNICATIONS, INC.

                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                              CRESCENT COMMUNICATIONS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                       __________


                                                              MARCH 31,     DECEMBER 31,
                                                                 2004           2003
     ASSETS                                                  (UNAUDITED)       (NOTE)
     ------                                                  ------------  --------------
Current assets:
  Cash and cash equivalents                                  $     8,990   $       9,485
  Accounts receivable, net of allowance for doubtful
    accounts of $134,425 and $80,000 at March 31, 2004
    and December 31, 2003, respectively                          133,059         155,425
  Employee advances                                                2,100           2,100
                                                             ------------  --------------

    Total current assets                                         144,149         167,010

Property and equipment, net of accumulated depreciation
    of $461,453 and $393,772 at March 31, 2004 and
    December 31, 2003, respectively                              331,170         403,217

Goodwill                                                         200,346         200,346
                                                             ------------  --------------

      Total assets                                           $   675,665   $     770,573
                                                             ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                             $    34,939   $      63,705
  Notes payable                                                  163,863         124,658
  Notes payable to related parties                               500,670         514,670
  Accounts payable                                               737,169         717,188
  Accrued liabilities                                            367,379         297,693
  Deferred revenue                                               208,709         193,038
                                                             ------------  --------------

    Total current liabilities                                  2,012,729       1,910,952
                                                             ------------  --------------

Commitment and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized, 115.726
    shares issued and outstanding, $5,000 per share
    liquidation preference ($578,630 aggregate liquida-
    tion preference)                                                   -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $0.001 par value, 10,000,000 shares authorized, no
    shares issued and outstanding                                      -               -
  Common stock, $.001 par value, 85,000,000 shares auth-
    orized, 38,972,619 shares issued and outstanding              38,973          34,540
  Additional paid-in capital                                   5,775,621       5,540,467
  Deferred compensation                                          (12,008)        (12,008)
  Accumulated deficit                                         (7,139,650)     (6,703,378)
                                                             ------------  --------------

    Total stockholders' deficit                               (1,337,064)     (1,140,379)
                                                             ------------  --------------

      Total liabilities and stockholders' deficit            $   675,665   $     770,573
                                                             ============  ==============

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements  at  that  date  but  does  not  include  all of the information and footnotes required  by accounting principles generally accepted in the United States of America for complete  financial  statements.


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS MARCH 31, 2004 AND 2003
                                   __________


                                               MARCH 31,     MARCH 31,
                                                  2004          2003
                                              ------------  ------------

Service revenue                               $   621,518   $   603,389

Cost of services                                  454,382       411,754
                                              ------------  ------------

  Gross margin                                    167,136       191,635

Selling, general and administrative expenses      592,569       748,315
                                              ------------  ------------

Loss from operations                             (425,433)     (556,680)

Interest expense                                   10,839        10,972
                                              ------------  ------------

Net loss                                      $  (436,272)  $  (567,652)
                                              ============  ============


Basic and diluted net loss per common share   $     (0.01)  $     (0.04)
                                              ============  ============

Weighted average shares outstanding            38,492,545    14,459,265
                                              ============  ============


                             See accompanying notes.

                                                  CRESCENT COMMUNICATIONS, INC.
                                      CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
                                        FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004
                                                           __________


                                                    SERIES A            SERIES B        ADDITIONAL
                                                    --------            --------
                              COMMON STOCK      PREFERRED STOCK     PREFERRED STOCK      PAID-IN       DEFERRED      ACCUMULATED
                          -------------------  ------------------  ------------------
                            SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     COMPENSATION      DEFICIT
                          ----------  -------  ---------  -------  ---------  -------  -----------  --------------  -------------
Balance at December 31,
  2003                    34,540,174  $34,540        116  $     -          -  $     -  $ 5,540,467  $     (12,008)  $ (6,703,378)

Issuance of common stock
  for compensation            50,000       50          -        -          -        -       11,950              -              -

Issuance of common stock
  for cash                 4,382,445    4,383          -        -          -        -      223,204              -              -

Net loss                           -        -          -        -          -        -            -              -       (436,272)
                          ----------  -------  ---------  -------  ---------  -------  -----------  --------------  -------------

Balance at March 31,
  2004                    38,972,619  $38,973        116  $     -          -  $     -  $ 5,775,621  $     (12,008)  $ (7,139,650)
                          ==========  =======  =========  =======  =========  =======  ===========  ==============  =============


                              TOTAL
                          ------------
Balance at December 31,
 2003                     $(1,140,379)

Issuance of common stock
  for compensation             12,000

Issuance of common stock
  for cash                    227,587

Net loss                     (436,272)
                          ------------

Balance at March 31,
  2004                    $(1,337,064)
                          ============


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   __________


                                                        MARCH 31,    MARCH 31,
                                                          2004         2003
                                                       -----------  -----------
Cash flows from operating activities:
  Net loss                                             $ (436,272)  $ (567,652)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                         207,385       79,999
                                                       -----------  -----------

      Net cash used in operating activities              (228,887)    (487,653)
                                                       -----------  -----------

Cash flows from investing activities:
  Proceeds from disposition of property and equipment       4,366            -
                                                       -----------  -----------

      Net cash used in investing activities                 4,366            -
                                                       -----------  -----------

Cash flows from financing activities:
  Repayment of book overdraft                             (28,766)           -
  Proceeds from notes payable                              40,000      127,000
  Repayment of notes payable                                 (795)     (24,000)
  Repayment of notes payable to related parties           (14,000)           -
  Issuance of common stock for cash                       227,587      401,664
                                                       -----------  -----------

      Net cash provided by financing activities           224,026      504,664
                                                       -----------  -----------

Net (decrease) increase in cash and cash equivalents         (495)      17,011

Cash and cash equivalents at beginning of period            9,485            -
                                                       -----------  -----------

Cash and cash equivalents at end of period             $    8,990   $   17,011
                                                       ===========  ===========


                             See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION
     -----------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Crescent Communications, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the three months ended March 31, 2003, and the years ended December 31, 2003 and 2002 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2003 and 2002, the Company experienced negative financial results as follows:

                                               2003          2002
                                           ------------  ------------
       Net loss                            $(2,543,629)  $(2,946,382)
       Negative cash flow from operations   (1,423,363)   (1,774,837)
       Negative working capital             (1,743,942)   (1,276,547)
       Stockholders' deficit                (1,140,379)     (442,332)

     These negative factors have continued during the three months ended March 31, 2004 and raise substantial doubt about the Company's ability to continue as a going concern.

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


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the three months ended March 31, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows:

          - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2002. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the three month period ended March 31, 2004 4,382,445 shares were issued for $227,587.

          -    The  Company  issued  common  stock  for  legal services totaling
               $12,000.

5.   SUBSEQUENT EVENT
     ----------------

     On April 7, 2004 the Company entered into a letter of intent with MobilePro Corp. ("MobilePro") to sell substantially all of its broadband internet service related assets, including (but not limited to) all cash, receivables (including written off receivables), inventory, network and other equipment, property, customer lists, network relationships, billing arrangements, intangible assets and all other assets, required or useful for operating its internet service provider business but specifically excluding its Bluegate assets. The proposed sales price is $1,150,000 in the form of (a) $900,000 cash at Closing and (b) $250,000 in the form of a one-year, 6% secured promissory note.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   SUBSEQUENT  EVENT,  CONTINUED
     -----------------------------

     On April 13, 2004, MobilePro lent the Company $400,000 at a rate of twelve percent (12%) per annum with a maturity date of July 12, 2004. The loan is secured by (a) a security interest in the assets and properties of the Company and (b) all outstanding common stock held by the Company's CEO, Manfred Sternberg. As additional security, Manfred Sternberg, personally guaranteed repayment of the loan.

     MobilePro  is  in  the  process  of  conducting  due  diligence.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

This Management's Discussion and Analysis as of March 31, 2004 and for the three months ended March 31, 2004, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

REVENUE RECOGNITION
-------------------

Revenue from broadband telecommunications services are recognized based upon contractually determined monthly service charges to individual customers. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At March 31, 2004, deferred service revenue was $208,709.

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

On September 17, 2001 Berens filed a name change to Crescent Communications, Inc. d.b.a. Crescent Broadband and approved a 5-for-1 reverse stock split to be effective on September 24, 2001. On a fully convertible post-split basis, the former shareholders of Solis beneficially owned an aggregate of approximately 28,000,000 shares of common stock.

The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholders' deficit position at March 31, 2004. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2003 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

During the three months ended March 31, 2004, the Company's revenue from connectivity systems, web site hosting, engineering services and hardware sales was $621,518 versus $603,389 for the three month period ended March 31, 2003. This increase is primarily attributable to higher connectivity revenue.

Cost of sales for the three months ended March 31, 2004 were $454,382 versus $411,754 for the comparable 2003 period. The increase is due to higher interconnect fees associated with the increased revenue stream.

Selling, general and administrative expenses during the quarter ended March 31, 2004, were lower by $155,746, or 21%, as compared to the quarter ended March 31, 2003, due to lower costs attributable to stock based compensation and cost reduction efforts by the Company as it moves into the implementation phase of its medical vertical market under the Bluegate (TM) brand name.

No  significant  capital  expenditures  were  made  during  the  period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

Operations for the three month period ended March 31, 2004 have been funded by the issuance of common stock for cash of $227,587, and newly issued short term notes payable for $40,000. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, break even cash flow is not expected until late 2005, at the earliest.

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

On April 7, 2004 the Company entered into a letter of intent with MobilePro Corp. ("MobilePro") to sell substantially all of its broadband internet service related assets, including (but not limited to) all cash, receivables (including written off receivables), inventory, network and other equipment, property, customer lists, network relationships, billing arrangements, intangible assets and all other assets, required or useful for operating its internet service provider business but specifically excluding its Bluegate assets. The proposed sales price is $1,150,000 in the form of (a) $900,000 cash at Closing and (b) $250,000 in the form of a one-year, 6% secured promissory note.

On April 13, 2004, MobilePro lent the Company $400,000 at a rate of twelve percent (12%) per annum with a maturity date of July 12, 2004. The loan is secured by (a) a security interest in the assets and properties of the Company and (b) all outstanding common stock held by the Company's CEO, Manfred Sternberg. As additional security, Manfred Sternberg, personally guaranteed repayment of the loan.

MobilePro  is  in  the  process  of  conducting  due  diligence.

ITEM  3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Manfred Sternberg, our Chief Executive Officer and Mike McDonald, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report of Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART   II

ITEM  2.   CHANGES  IN  SECURITIES

During the calendar quarter ending March 31, 2004 the Company completed a placement of 4,382,445 shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $227,587 for the shares. The proceeds were used for general business purposes.

Among other things, the placement agreement provided for the Company to issue shares of Regulation S stock at prices substantially below the quoted market price of the shares

The  transactions  during  the  quarter  ended  March  31, 2004 were as follows:

      Date  Issued         Title  of  Securities        Shares
----------------------------------------------------------------
     January 6, 2004       Common stock                   43,750
     January 9, 2004       Common stock                1,000,000
    January 20, 2004       Common stock                1,000,000
    January 27, 2004       Common stock                  266,000
    January 30, 2004       Common stock                   60,000
    February 2, 2004       Common stock                   70,000
    February 5, 2004       Common stock                   90,000
   February 17, 2004       Common stock                   54,000
   February 23, 2004       Common stock                  121,690
   February 27, 2004       Common stock                  132,800
       March 5, 2004       Common stock                  711,200
      March 10, 2004       Common stock                   25,000
      March 23, 2004       Common stock                   14,000
      March 26, 2004       Common stock                  700,000
      March 29, 2004       Common stock                   10,500
      March 31, 2004       Common stock                   83,505
                                                     -----------
                                                       4,382,445
                                                     ===========

The Company issued common stock to an attorney for legal services. These transactions are exempt pursuant to Section 4(2) of the Securities Act of 1933. For the three months ended March 31, 2004, 50,000 shares aggregating $12,000 were issued.

     Date  Issued          Title  of  Securities             Shares
     ------------          ---------------------             ------
     February 18, 2004         Common  Shares                50,000

ITEM  5.   OTHER  EVENTS

The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.

On April 7, 2004 the Company entered into a letter of intent with MobilePro Corp. ("MobilePro") to sell substantially all of its broadband internet service related assets, including (but not limited to) all cash, receivables (including written off receivables), inventory, network and other equipment, property, customer lists, network relationships, billing arrangements, intangible assets and all other assets, required or useful for operating its internet service provider business but specifically excluding its Bluegate assets. The proposed sales price is $1,150,000 in the form of (a) $900,000 cash at Closing and (b) $250,000 in the form of a one-year, 6% secured promissory note.

On April 13, 2004, MobilePro lent the Company $400,000 at a rate of twelve percent (12%) per annum with a maturity date of July 12, 2004. The loan is secured by (a) a security interest in the assets and properties of the Company and (b) all outstanding common stock held by the Company's CEO, Manfred Sternberg. As additional security, Manfred Sternberg, personally guaranteed repayment of the loan.

MobilePro  is  in  the  process  of  conducting  due  diligence.

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

     None.

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                       Crescent Communications, Inc.

Date:  May 17, 2004                    /s/  Manfred Sternberg
                                       ----------------------

                                       Manfred Sternberg,
                                       Chief Executive Officer



                                       Crescent Communications, Inc.

Date:  May 17, 2004                    /s/  Mike McDonald
                                       ------------------
                                       Mike McDonald,
                                       Chief Financial Officer