Form 10QSB
period 2004-06-30
CRESCENT COMMUNICATIONS  INC
filed 2004-08-23
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 44,117,003 common shares outstanding as of June 28, 2004.

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

            Condensed Consolidated Balance Sheet as of June 30, 2004 (Unaudited)
              and December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . .  F-2

            Unaudited Condensed Consolidated Statement of Operations for three months and six months ended June 30, 2004 and 2003. . . . . . . . . .  F-3

            Unaudited Condensed Consolidated Statement of Stockholders' Equity for
              the six months ended June 30, 2004. . . . . . . . . . . . . . . . . .  F-4

            Unaudited Condensed Consolidated Statement of Cash Flows for the six
              months ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . .  F-5

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

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . .  II-1

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .  II-1

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-2

          CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3

ITEM  1.   FINANCIAL  STATEMENTS





                          CRESCENT COMMUNICATIONS, INC.
                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                             CRESCENT COMMUNICATIONS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                      __________


                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
     ASSETS                                                  (UNAUDITED)       (NOTE)
     ------                                                  ------------  --------------

Current assets:
  Cash and cash equivalents                                  $    97,534   $       9,485
  Accounts receivable, net                                        85,679         155,425
  Note receivable                                                250,000               -
  Prepaid expenses and other                                       9,834           2,100
                                                             ------------  --------------

      Total current assets                                       443,047         167,010

Property and equipment, net of accumulated depreciation
  of $200,064 and $190,686 at June 30, 2004 and December
  31, 2003, respectively                                          52,474          61,191

Net non-current assets of discontinued operations                      -         542,372
                                                             ------------  --------------

      Total assets                                           $   495,521   $     770,573
                                                             ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                             $         -   $      63,705
  Notes payable                                                   26,475         124,658
  Notes payable to related parties                               330,878         514,670
  Accounts payable                                               620,958         717,188
  Accrued liabilities                                            310,170         297,693
  Deferred revenue                                               123,088         193,038
                                                             ------------  --------------

      Total current liabilities                                1,411,569       1,910,952
                                                             ------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 115.726
    issued and outstanding, $5,000 pre share liquidation
     preference($578,630 aggregate liquidation preference)             -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized; no
    shares issued and outstanding                                      -               -
  Common stock, $.001 par value, 85,000,000 shares
    authorized, 42,436,030 and 34,540,174 shares issued
    and outstanding at June 30, 2004 and December 31,
    2003, respectively                                            42,436          34,540
  Additional paid-in capital                                   5,899,583       5,540,467
  Deferred compensation                                                -         (12,008)
  Accumulated deficit                                         (6,858,067)     (6,703,378)
                                                             ------------  --------------

      Total stockholders' deficit                               (916,048)     (1,140,379)
                                                             ------------  --------------

        Total liabilities and stockholders' equity           $   495,521   $     770,573
                                                             ============  ==============

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements  at  that  date  but  does  not  include  all of the information and footnotes required by  accounting principles generally accepted in the United States of America for complete financial statements.


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   __________


                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                   --------------------------  --------------------------
                                       2004          2003          2004          2003
                                   ------------  ------------  ------------  ------------

Service revenue                    $   161,709   $    82,751   $   372,177   $   151,774

Cost of services                       111,035       101,875       224,631       204,813
                                   ------------  ------------  ------------  ------------
  Gross margin                          50,674       (19,124)      147,546       (53,039)

Selling, general and adminis-
  trative expenses                     250,956       522,829       596,235       930,401
                                   ------------  ------------  ------------  ------------

Loss from operations                  (200,282)     (541,953)     (448,689)     (983,440)

Interest expense                        27,955        10,329        38,795        21,301
                                   ------------  ------------  ------------  ------------

    Loss from continuing
      operations                      (228,237)     (552,282)     (487,484)   (1,004,741)
                                   ------------  ------------  ------------  ------------

Discontinued operations:
  Gain from sale of discontinued       643,627             -       643,627             -
    broadband internet segment
  Loss from operation of
    discontinued broadband
    internet segment                  (133,806)     (195,020)     (310,832)     (310,213)
                                   ------------  ------------  ------------  ------------

    Income (loss) from
      discontinued operations          509,821      (195,020)      332,795      (310,213)
                                   ------------  ------------  ------------  ------------


      Net income (loss)            $   281,584   $  (747,302)  $  (154,689)  $(1,314,954)
                                   ============  ============  ============  ============


Basic and diluted net income
  (loss) per common share
  Continuing operations            $     (0.00)  $     (0.02)  $     (0.01)  $     (0.05)
  Discontinued operations                 0.01         (0.01)         0.01         (0.02)
                                   ------------  ------------  ------------  ------------

                                   $      0.01   $     (0.03)  $     (0.00)  $     (0.07)
                                   ============  ============  ============  ============

Weighted average shares out-
  standing                          40,421,968    23,614,681    38,691,661    19,211,411
                                   ============  ============  ============  ============


                            See accompanying notes.

                                              CRESCENT COMMUNICATIONS, INC.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                       __________


                                                 SERIES A               SERIES B
                                                 --------               --------
                            COMMON STOCK     PREFERRED STOCK        PREFERRED STOCK   ADDITIONAL
                       -------------------  --------------------  -------------------   PAID-IN       DEFERRED      ACCUMULATED
                         SHARES    AMOUNT    SHARES     AMOUNT      SHARES    AMOUNT    CAPITAL     COMPENSATION      DEFICIT
                       ----------  -------  ---------  ---------  ----------  -------  ----------  --------------  -------------

Balance at December
  31, 2003             34,540,174  $34,540        116  $       -           -  $     -  $5,540,467  $     (12,008)  $ (6,703,378)

Issuance of common
  stock for compensa-
  tion                     50,000       50          -          -           -        -      11,950              -              -

Issuance of common
  stock for cash        7,845,856    7,846          -          -           -        -     347,166              -              -

Amortization of
  deferred compen-
  sation                        -        -          -          -           -        -           -         12,008              -

Net loss                        -        -          -          -           -        -           -              -       (154,689)
                       ----------  -------  ---------  ---------  ----------  -------  ----------  --------------  -------------

Balance at June 30,
  2004                 42,436,030  $42,436        116  $       -           -  $     -  $5,899,583  $           -   $ (6,858,067)
                       ==========  =======  =========  =========  ==========  =======  ==========  ==============  =============


                          TOTAL
                       ------------

Balance at December
  31, 2003             $(1,140,379)

Issuance of common
  stock for compensa-
  tion                      12,000

Issuance of common
  stock for cash           355,012

Amortization of
  deferred compen-
  sation                    12,008

Net loss                  (154,689)
                       ------------

Balance at June 30,
  2004                 $  (916,048)
                       ============


                            See accompanying notes.

                          CRESCENT COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   __________


                                                            JUNE 30,     JUNE 30,
                                                              2004         2003
                                                           ----------  ------------

Cash flows from operating activities:
  Net loss                                                 $(154,689)  $(1,314,954)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                           (360,128)      756,858
                                                           ----------  ------------

      Net cash used in continuing operations                (514,817)     (558,096)
      Net cash used in discontinued operations              (310,832)     (310,213)
                                                           ----------  ------------

        Net cash used by operating activities               (825,649)     (868,309)
                                                           ----------  ------------

Cash flows from investing activities:
  Proceeds from sale of connectivity services business       900,000             -
  Proceeds from sale of property and equipment                 4,366             -
  Capital expenditures                                             -       (11,410)
                                                           ----------  ------------

      Net cash provided by continuing operations               4,366             -
      Net cash provided (used) by discontinued operations    900,000       (11,410)
                                                           ----------  ------------

        Net cash provided (used) by investing activities     904,366       (11,410)
                                                           ----------  ------------

Cash flows from financing activities:
  Decrease in book overdraft                                 (63,705)      (11,583)
  Proceeds from notes payable                                 40,000       144,647
  Payments on notes payable                                 (321,975)     (119,530)
  Issuance of common stock for cash                          355,012       866,185
                                                           ----------  ------------

      Net cash provided by continuing operations               9,332       879,719
      Net cash provided by discontinued operations                 -             -
                                                           ----------  ------------

        Net cash provided by financing activities              9,332       879,719
                                                           ----------  ------------

Net increase in cash and cash equivalents                     88,049             -

Cash and cash equivalents at beginning of period               9,485             -
                                                           ----------  ------------

Cash and cash equivalents at end of period                 $  97,534   $         -
                                                           ==========  ============


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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2003 and 2002, the Company experienced negative financial results as follows:

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

     These negative factors have continued during the six months ended June 30, 2004 and raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has supported current operations by: 1) selling off its traditional connectivity services business, 2) raising additional operating cash through private placements of its common stock, 3) issuing debt convertible to common stock to certain key stockholders and 4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

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


3.   SALE  OF  CONNECTIVITY  BUSINESS
     --------------------------------

     Effective June 17, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company has received a total of $1,150,000 of which $900,000 was cash and $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for a rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. As a result of the Agreement our operations are now solely based on Bluegate (TM) , our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally. Following is analysis of assets sold under the agreement:

Assets sold:
  Property and equipment                          $  306,027
  Goodwill associated with connectivity business     200,346
                                                  ----------

                                                     506,373
                                                  ----------
Consideration received
  Cash                                               900,000
  Note receivable                                    250,000
                                                  ----------
                                                   1,150,000
                                                  ----------

Gain recognized                                   $  643,627
                                                  ----------

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   SALE  OF  CONNECTIVITY  BUSINESS,  CONTINUED
     --------------------------------------------

     In addition to the above assets, the Company sold 85% of the accounts receivable associated with it's traditional connectivity business.

     Following is an analysis of discontinued operations:

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                ------------------------  -----------------------
                                   2004         2003         2004        2003
                                -----------  -----------  ----------  -----------

     Service revenue            $  449,631   $  497,913   $ 860,681   $1,032,279

     Cost of services              333,105      305,627     673,891      614,442
                                -----------  -----------  ----------  -----------

       Gross margin                116,526      192,286     186,790      417,837

     Selling, general and
       administrative expenses     250,332      387,306     497,622      728,050
                                -----------  -----------  ----------  -----------

     Loss from operations         (133,806)    (195,020)   (310,832)    (310,213)
                                ===========  ===========  ==========  ===========


4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.


5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties totaling $300,185 are convertible into shares of the Company's common stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At June 30, 2004 the notes are convertible into 6,003,700 common shares.

     During the six months ended June 30, 2004 certain members of the executive management team advanced $80,000 under short term borrowing agreements of which $39, 000 have been repaid. The amounts are due on demand and call for interest at 10% of the face value of the loan.


6.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the six months ended June 30, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows:

          - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2003. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the six month period ended June 30, 2004, 7,845,656 shares were issued for $355,012.

                          CRESCENT COMMUNICATIONS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

          - The Company issued common stock for legal and consulting services totaling $12,000.

          - The Company issued options to acquire shares of the Company's common stock to employees and consultants. The options are exercisable after a vesting period at $.20 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

This Management's Discussion and Analysis as of June 30, 2004 and for the six months ended June 30, 2004, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

REVENUE RECOGNITION
-------------------

Revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At June 30, 2004, deferred service revenue was $123,088.

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

Effective June 17, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company will receive a total of
$1,150,000 of which $900,000 was cash and $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. We received a fairness opinion from an independent third party that the asset sale was fair and equitable to us. As a result of the Agreement our operations are now solely based on Bluegate (TM) , our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally.

The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholders' deficit position at June 30, 2004. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2003 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     During the three months ended June 30, 2004, the Company's revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity connectivity was $161,709 versus $82,751 for the three month period ended June 30, 2003. This increase of $78,958 is a 95% improvement and is primarily attributable to our efforts to market Bluegate (TM) as it has become the center of our business.

     Cost of sales for the three months ended June 30, 2004 were $111,035 versus $101,875 for the comparable 2003 period. The increase is due to higher interconnect fees and costs associated with Bluegate (TM). The gross margin for the three month period just ended improved substantially over the three month period ended June 30, 2003. The improvement in gross margin is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $250,956 for the three months ended June 30, 2004, represents a decrease of $271,873 as compared to three months ended June 30, 2004. The decrease is attributable to lower costs arising from stock based compensation.

     No  significant  capital  expenditures  were  made  during  the  period.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     During the six months ended June 30, 2004, the Company's revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity connectivity was $372,177 versus $151,774 for the six month period ended June 30, 2003. This increase of $220,403 is primarily attributable to our efforts to market Bluegate
(TM)  as  it  has  become  the  center  of  our  business.

     Cost of sales for the six months ended June 30, 2004 were $224,631 versus $204,813 for the comparable 2003 period. The increase is due to higher interconnect fees and costs associated with Bluegate (TM). The gross margin for the six month period just ended improved substantially over the six month period ended June 30, 2003. The improvement is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $596,235 for the three months ended June 30, 2004, represents a decrease of $930,401 as compared to three months ended June 30, 2004. The decrease is attributable to lower costs arising from stock based compensation.

     Interest expense is higher in 2004 by due almost entirely to a higher debt level in most of 2004. Certain of the debt was repaid upon sale of our traditional connectivity services business.

     No  significant  capital  expenditures  were  made  during  the  period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

Operations for the six month period ended June 30, 2004 have been funded by the issuance of common stock for cash of $355,012, and proceeds from sale of the Company's traditional connectivity business of $900,000. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2004, at the earliest.

The Company is seeking additional capital to fund expected operating costs and has engaged in negotiations to merge or sell part or all of the Company. No firm or definitive commitments for mergers or acquisitions have been obtained at this time and the Company continues to negotiate with certain parties to address the operating cash flow shortfalls. We believe future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

Effective June 17, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company will receive a total of
$1,150,000 of which $900,000 was cash and $250,000 was a one-year 6% secured promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month.


ITEM  3.  CONTROLS  AND  PROCEDURES

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

                                    PART   II

ITEM  2.  CHANGES  IN  SECURITIES

During the calendar quarter ending June 30, 2004 the Company completed a placement of 3,463,411shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Share sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from the date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $127,425 for the shares. The proceeds were used for general business purposes.

Among other things, the placement agreement provided for the Company to issue shares of Regulation S stock at prices substantially below the quoted market price of the shares

The transactions during the quarter ended June 30, 2004 were as follows:

             Date Issued    Title of Securities   Shares     Amount
            --------------  -------------------  ---------  --------
            April 16, 2004  Common Stock           265,000  $ 11,050
            April 20, 2004  Common Stock           683,417    22,648
            April 30, 2004  Common Stock           140,500     5,535
            May 3, 2004     Common Stock           248,994    10,002
            May 6, 2004     Common Stock            27,000     1,134
            May 11, 2004    Common Stock            52,000     2,184
            May 25, 2004    Common Stock           215,000     9,450
            May 28, 2004    Common Stock           228,000     7,742
            June 4, 2004    Common Stock           235,000     8,385
            June 7, 2004    Common Stock           165,000     5,445
            June 10, 2004   Common Stock           186,500     6,155
            June 11, 2004   Common Stock            40,000     1,320
            June 14, 2004   Common Stock            65,000     2,580
            June 15, 2004   Common Stock            25,000       825
            June 21, 2004   Common Stock           410,000    14,490
            June 24, 2004   Common Stock           347,000    13,524
            June 10, 2004   Common Stock            15,000       585
            June 29, 2004   Common Stock           115,000     4,371
                                                 ---------  --------

                                                 3,463,411  $127,425
                                                 =========  ========

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

(B)  Reports on Form 8-K

     On June 25, 2004, the company issued an 8-K to announce a significant disposition of assets pursuant to Item 2.

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                        Crescent Communications, Inc.

Date:  August 23, 2004                  /s/  Manfred Sternberg
                                        ----------------------

                                        Manfred Sternberg,
                                        Chief Executive Officer



                                        Crescent Communications, Inc.

Date:  August 23, 2004                  /s/  Mike McDonald
                                        ------------------
                                        Mike McDonald,
                                        Chief Financial Officer