Form 10QSB
period 2004-09-30
CRESCENT COMMUNICATIONS  INC
filed 2004-11-22
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              BLUEGATE CORPORATION
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


                          CRESCENT COMMUNICATIONS, INC.
                                  (Former Name)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [_]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 48,655,665 common shares outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (Check One): Yes [_]  No [X]

--------------------------------------------------------------------------------

                                    BLUEGATE CORPORATION
                          (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                                     TABLE OF CONTENTS
                                         __________


                              PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Financial Statements. . . . . . . . . . . .  F-1

           Condensed Consolidated Balance Sheet as of September 30, 2004  (Unaudited)
             and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

           Unaudited Condensed Consolidated Statement of Operations for three months and nine months ended  September 30, 2004 and 2003. . . . . . . .  F-3

           Unaudited Condensed Consolidated Statement of  Stockholders' Equity for
             the nine months ended September 30, 2004 . . . . . . . . . . . . . . . .  F-4

           Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . .  F-5

           Notes to Unaudited Condensed Consolidated Financial Statements . . . . . .  F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . . . . . .  I-1

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  I-4


                                PART II.  OTHER  INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . . . .  II-1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .  II-1

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-2

         CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3

ITEM  1.   FINANCIAL  STATEMENTS




                               BLUEGATE CORPORATION

                    (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                      BLUEGATE CORPORATION
                            (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                           __________

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2004             2003
     ASSETS                                                       (UNAUDITED)        (NOTE)
     ------                                                     ---------------  --------------
Current assets:
  Cash and cash equivalents                                     $       14,566   $       9,485
  Accounts receivable, net                                             255,777         155,425
  Note receivable                                                      201,608               -
  Prepaid expenses and other                                            10,223           2,100
                                                                ---------------  --------------


      Total current assets                                             482,174         167,010

Property and equipment, net                                             49,395          61,191

Net non-current assets of discontinued operations                            -         542,372
                                                                ---------------  --------------

        Total assets                                            $      531,569   $     770,573
                                                                ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                                $            -   $      63,705
  Notes payable                                                         29,275         124,658
  Notes payable to related parties                                     287,709         514,670
  Accounts payable                                                     670,996         717,188
  Accrued liabilities                                                  384,394         297,693
  Deferred revenue                                                     189,783         193,038
                                                                ---------------  --------------

    Total current liabilities                                        1,562,157       1,910,952
                                                                ---------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized; 110.242
    issued and outstanding, $5,000 pre share liquidation
    preference($578,630 aggregate liquidation preference)                    -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized; no
    shares issued and outstanding                                            -               -
  Common stock, $.001 par value, 85,000,000 shares
    authorized, 47,796,432 and 34,540,174 shares issued
    and outstanding at September 30, 2004 and December 31,
    2003, respectively                                                  47,796          34,540
  Additional paid-in capital                                         6,058,884       5,540,467
  Deferred compensation                                                      -         (12,008)
  Accumulated deficit                                               (7,137,268)     (6,703,378)
                                                                ---------------  --------------

      Total stockholders' deficit                                   (1,030,588)     (1,140,379)
                                                                ---------------  --------------

        Total liabilities and stockholders' equity              $      531,569   $     770,573
                                                                ===============  ==============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                             See accompanying notes.

                                   BLUEGATE CORPORATION
                         (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        __________


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                   --------------------------  --------------------------
                                       2004          2003          2004          2003
                                   ------------  ------------  ------------  ------------

Service revenue                    $   362,235   $   101,180   $   734,412   $   553,786

Cost of services                       154,527        26,540       379,158       339,702
                                   ------------  ------------  ------------  ------------

  Gross margin                         207,708        74,640       355,254       214,084

Selling, general and adminis-
  trative expenses                     303,616       227,148       899,151     1,147,436
                                   ------------  ------------  ------------  ------------

Loss from operations                   (95,908)     (152,508)     (543,897)     (933,352)

Interest Income                          2,611             -         2,611             -
Interest expense                        (8,425)       (3,362)      (25,231)       (9,472)
                                   ------------  ------------  ------------  ------------

    Loss from continuing
      operations                      (101,722)     (155,870)     (566,517)     (942,824)
                                   ------------  ------------  ------------  ------------

Discontinued operations:
  Gain from sale of discontinued             -             -       643,627             -
    broadband internet segment
  Loss from operation of
    discontinued broadband
    internet segment                         -      (303,709)     (511,000)     (831,709)
                                   ------------  ------------  ------------  ------------

    Income (loss) from
      discontinued operations                -      (303,709)      132,627      (810,279)
                                   ------------  ------------  ------------  ------------


      Net income (loss)            $  (101,722)  $  (459,579)  $  (433,890)  $(1,774,533)
                                   ============  ============  ============  ============


Basic and diluted net income
  (loss) per common share
  Continuing operations            $     (0.00)  $     (0.01)  $     (0.01)  $     (0.04)
  Discontinued operations                    -         (0.01)         0.00         (0.04)
                                   ------------  ------------  ------------  ------------

                                   $     (0.00)  $     (0.02)  $     (0.01)  $     (0.08)
                                   ============  ============  ============  ============

Weighted average shares out-
  standing                          45,183,755    26,772,026    40,625,894    21,759,311
                                   ============  ============  ============  ============


                             See accompanying notes.

                                                        BLUEGATE CORPORATION
                                             (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                            __________


                                                SERIES A          SERIES B
                                           -----------------  ----------------
                         COMMON STOCK       PREFERRED STOCK    PREFERRED STOCK  ADDITIONAL   DEFERRED
                      -------------------  -----------------  ----------------    PAID-IN     COMPEN-   ACCUMULATED
                        SHARES    AMOUNT    SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     SATION      DEFICIT        TOTAL
                      ----------  -------  ---------  ------  --------  ------  -----------  ---------  ------------  ------------
Balance at December
  31, 2003            34,540,174  $34,540       116   $    -         -  $    -  $5,540,467   $(12,008)  $(6,703,378)  $(1,140,379)

Issuance of common
 stock for compensa-
 tion                     50,000       50         -        -         -       -      11,950          -             -        12,000

Conversion of Series A
  preferred stock to
  common stock         1,283,188    1,283        (5)       -         -       -      (1,283)         -             -             -

Issuance of common
  stock for cash      11,923,070   11,923         -        -         -       -     507,750          -             -       519,673

Amortization of
  deferred compen-
  sation                       -        -         -        -         -       -           -     12,008             -        12,008

Net loss                       -        -         -        -         -       -           -          -      (433,890)     (433,890)
                      ----------  -------  ---------  ------  --------  ------  -----------  ---------  ------------  ------------

Balance at September
  30, 2004            47,796,432  $47,796       111   $    -         -  $    -  $6,058,884   $      -   $(7,137,268)  $(1,030,588)
                      ==========  =======  =========  ======  ========  ======  ===========  =========  ============  ============


                             See accompanying notes.

                                    BLUEGATE CORPORATION
                          (FORMERLY CRESCENT COMMUNICATIONS, INC.)
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         __________


                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2004             2003
                                                           ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                 $     (433,890)  $   (1,774,533)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                (647,771)         742,551
                                                           ---------------  ---------------

      Net cash used in continuing operations                     (527,844)        (289,058)
      Net cash used in discontinued operations                   (522,863)        (742,924)
                                                           ---------------  ---------------

        Net cash used by operating activities                  (1,081,661)      (1,031,982)
                                                           ---------------  ---------------

Cash flows from investing activities:
  Proceeds from sale of connectivity services business            900,000                -
  Proceeds from note receivable                                    48,392                -
  Proceeds from sale of property and equipment                      4,366                -
  Capital expenditures                                                  -          (16,138)
                                                           ---------------  ---------------

      Net cash provided by continuing operations                    4,366                -
      Net cash provided (used) by discontinued operations         948,392          (16,138)
                                                           ---------------  ---------------

        Net cash provided (used) by investing activities          952,758          (16,138)
                                                           ---------------  ---------------

Cash flows from financing activities:
  Decrease in book overdraft                                      (63,705)          (6,457)
  Proceeds from notes payable                                      40,000           78,116
  Payments on notes payable                                      (362,344)         (61,300)
  Issuance of common stock for cash                               519,673        1,041,110
                                                           ---------------  ---------------

      Net cash provided by continuing operations                  133,624        1,051,469
      Net cash provided by discontinued operations                      -                -
                                                           ---------------  ---------------

        Net cash provided by financing activities                 133,624        1,051,469
                                                           ---------------  ---------------

Net increase in cash and cash equivalents                           4,721            3,349

Cash and cash equivalents at beginning of period                    9,845                -
                                                           ---------------  ---------------

Cash and cash equivalents at end of period                 $       14,566   $        3,349
                                                           ===============  ===============


                             See accompanying notes.

                               BLUEGATE CORPORATION
                    (FORMERLY CRESCENT COMMUNICATIONS, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION
     -----------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Bluegate Corporation (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2003 and 2002, the Company experienced negative financial results as follows:

                                        2003          2002
                                    ------------  ------------
Net loss                            $(2,543,629)  $(2,946,382)
Negative cash flow from operations   (1,423,363)   (1,774,837)
Negative working capital             (1,743,942)   (1,276,547)
Stockholders' deficit                (1,140,379)     (442,332)

     These negative factors have continued during the nine months ended September 30, 2004 and raise substantial doubt about the Company's ability to continue as a going concern.

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

                               BLUEGATE CORPORATION
                    (FORMERLY CRESCENT COMMUNICATIONS, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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


3.   SALE  OF  CONNECTIVITY  BUSINESS
     --------------------------------

     Effective June 21, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company will receive a total of $1,150,000 of which $900,000 was cash and $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. As a result of the Agreement the Company's operations are now solely based on Bluegate (TM) , our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally. Following is analysis of assets sold under the agreement:

Assets sold:
  Property and equipment                          $  306,027
  Goodwill associated with connectivity business     200,346
                                                  ----------

                                                     443,281
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
                                                  ----------

                               BLUEGATE CORPORATION
                    (FORMERLY CRESCENT COMMUNICATIONS, INC.)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   SALE  OF  CONNECTIVITY  BUSINESS,  CONTINUED
     --------------------------------------------

     In addition to the above assets, the Company sold 85% of the accounts receivable associated with it's traditional connectivity business.

     Following  is  an  analysis  of  discontinued  operations:

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                           ------------------------  -----------------------
                              2004         2003         2004        2003
                           -----------  -----------  ----------  -----------

Service revenue            $        -   $  420,605   $ 847,551   $1,152,052

Cost of services                    -      291,019     680,830      797,113
                           -----------  -----------  ----------  -----------

  Gross margin                      -      129,586     166,721      354,939

Selling, general and
  administrative expenses           -      424,931     657,395    1,163,093
                           -----------  -----------  ----------  -----------

Loss from operations                -     (295,345)   (490,674)    (808,154)

Interest expense                    -        8,364      20,326       23,555
                           -----------  -----------  ----------  -----------

Loss from operations       $        -   $( 303,709)  $(511,000)  $ (831,709)
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


5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Certain notes payable to related parties totaling $300,185 are convertible into shares of the Company's common stock at $.05 per share, at the election of the payee, any time prior to repayment of the note. At September 30, 2004 the notes are convertible into 6,003,700 common shares.

     During the nine months ended September 30, 2004 certain members of the executive management team advanced $80,000 under short term borrowing agreements. All amounts were subsequently repaid.

                               BLUEGATE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the nine months ended September 30, 2004, the Company engaged in various transactions affecting stockholders' equity, as follows:

     - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2003. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the nine month period ended September 30, 2004, 11,923,070 shares were issued for $519,673.

     - The Company issued common stock for legal and consulting services totaling $12,000.

     - The Company issued options to acquire shares of the Company's common stock to employees and consultants. The options are exercisable after a vesting period at $.20 per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

This Management's Discussion and Analysis as of September 30, 2004 and for the three and nine months ended September 30, 2004, should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in
Item 1 of this report and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

REVENUE RECOGNITION
-------------------

Revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At September 30, 2004, deferred service revenue was $189,783.

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

The Company was formed through a Stock Exchange Agreement ("Agreement") whereby the shareholders of Solis Communications, Inc ("Solis") exchanged all the issued and outstanding shares of Solis for 600 shares of newly issued Series A
Convertible Non-Redeemable Preferred Stock of Berens Industries, Inc. ("Berens"). Solis, the ultimate acquirer of Berens in this reverse merger, agreed to contribute $600,000 cash and cash equivalents. Berens was a development stage enterprise involved in the development of an online auction site for exclusive paintings and other art works. At the date of the Agreement, Berens had ceased all activity due to their inability to generate sufficient revenue or obtain additional capital funding. This transaction was exempt from Section 4(2) of the Securities Act of 1933, as amended.

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

The Company has incurred a significant loss from operations since inception, and is in a negative working capital and stockholders' deficit position at September 30, 2004. The Company remains dependent on outside sources of funding for continuation of its operations. Based on these factors, our auditors issued a qualified opinion at December 31, 2003 that reflects the significant doubt about the company's ability to continue as a going concern.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     During the three months ended September 30, 2004, the Company's revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity connectivity was $362,235 versus $101,180 for the three month period ended September 30, 2003. This represents an increase of $261,055 and is primarily attributable to our efforts to market Bluegate (TM) as it has become the center of our business.

     Cost of sales for the three months ended September 30, 2004 was $154,527 versus $26,540 for the comparable 2003 period. The increase is due to higher interconnect fees and costs associated with Bluegate (TM). The gross margin for the three-month period just ended improved substantially over the three-month period ended September 30, 2003. The improvement in gross margin is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $303,616 for the three months ended September 30, 2004, represents an increase of $76,468 as compared to three months ended September 30, 2003. The increase is attributable to fixed costs that remained after sale of our broadband internet business.

     No  significant  capital  expenditures  were  made  during  the  period.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     During the nine months ended September 30, 2004, the Company's revenue from Bluegate (TM) , HIPAA compliant broadband digital connectivity was $734,412 versus $553,786 for the nine month period ended September 30, 2003. This increase of $180,626 is primarily attributable to our efforts to market Bluegate
(TM)  as  it  has  become  the  center  of  our  business.

     Cost of sales for the nine months ended September 30, 2004 were $379,158 versus $339,702 for the comparable 2003 period. The increase is due to higher interconnect fees and costs associated with Bluegate (TM). The gross margin for the nine month period just ended improved over the nine month period ended September 30, 2003. The improvement is attributable to the fact that our margins improve as revenues increase due to fixed costs.

     Selling, general and administrative expenses of $889,151 for the nine months ended September 30, 2004, represents a decrease of $258,295 as compared to nine months ended September 30, 2003. The decrease is attributable to lower costs arising from stock based compensation.

     Interest expense is higher in 2004 by due to assignment of all debt costs to Bluegate (TM) after sale of our broadband Internet business. Certain of the debt was repaid upon sale of our traditional connectivity services business.

     No  significant  capital  expenditures  were  made  during  the  period.

PLAN  OF  OPERATIONS,  LIQUIDITY  AND  CAPITAL  RESOURCES

Operations for the nine-month period ended September 30, 2004 have been funded by the issuance of common stock for cash of $519,673, and proceeds from sale of the Company's traditional connectivity business of $900,000. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2004, at the earliest.

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


ITEM  3.  CONTROLS  AND  PROCEDURES

Manfred Sternberg, our Chief Executive Officer and Mike McDonald, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM  2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the calendar quarter ending September 30, 2004 the Company completed placements of 4,397,214 shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Share sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $164,661 for the shares. The proceeds were used for general business purposes.

Among other things, the placement agreement provided for the Company to issue shares of Regulation S stock at prices substantially below the quoted market price of the shares

The  transactions  during  the quarter ended September 30, 2004 were as follows:

Date Issued         Title of Securities   Shares     Amount
-----------         -------------------  -------    -------

July 8, 2004        Common Stock           398,300  $ 15,534
July 13, 2004       Common Stock            75,000     2,925
July 14, 2004       Common Stock           806,673    32,859
July 19, 2004       Common Stock           356,000    14,124
July 21, 2004       Common Stock           215,000     9,129
July 22, 2004       Common Stock            45,000     1,191
July 26, 2004       Common Stock            35,000     1,365
July 28, 2004       Common Stock            70,000     2,760
August 2, 2004      Common Stock           135,000     5,835
August 3, 2004      Common Stock           174,000     6,786
August 17, 2004     Common Stock           126,000     5,292
August 18, 2004     Common Stock           145,000     4,935
August 19, 2004     Common Stock           199,897     6,252
August 23, 2004     Common Stock            70,000     3,030
August 31, 2004     Common Stock            35,700     1,242
September 2, 2004   Common Stock           812,644    20,956
September 9, 2004   Common Stock           213,000     8,946
September 13, 2004  Common Stock           150,000     6,450
September 24, 2004  Common Stock            50,000     2,250
September 29, 2004  Common Stock           235,000    10,550
September 30, 2004  Common Stock            50,000     2,250
                                         ---------  --------

                                         4,397,214  $164,661
                                         =========  ========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of Bluegate Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of Bluegate Corporation required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of Bluegate Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
     Section  1350  of  18  U.S.C.  63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Bluegate Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
     Section  1350  of  18  U.S.C.  63.

(B)  Reports on Form 8-K

     None

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                           Bluegate Corporation

Date:  November 22, 2004                   /s/  Manfred Sternberg
                                           ----------------------

                                           Manfred Sternberg,
                                           Chief Executive Officer



                                           Bluegate Corporation

Date:  November 22, 2004                   /s/  Mike McDonald
                                           ------------------
                                           Mike McDonald,
                                           Chief Financial Officer