Form 10KSB
period 2004-12-31
BLUEGATE CORP
filed 2005-03-31
CIK 768216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004.

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from --- to ---

                                      Commission file number:     000-22711

                              BLUEGATE CORPORATION
                 (Name of small business issuer in its charter)

                    Nevada                               76-0640970
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

       701 North Post Oak Road, Suite 630, Houston, Texas          77024
     (Address of principal executive offices)                   (Zip Code)

                voice:  713-686-1100           fax:  713-682-7402
                            Issuer's telephone number

              Securities registered under Section 12(b) of the Act:

         Title of Each Class:     Name of exchange on which registered:
                None.                              None.

              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes | |   |X| No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   |X|

     Registrant's revenues for its most recent fiscal year: $1,957,053.

     The aggregate market value of the common stock held by non-affiliates of the registrant on March 29, 2005 based on the last price (which was $0.70 per share) was $2,233,322. On March 29 2005, the closing bid price of our common stock on the OTCBB was $0.66 per share.

     On March 29, 2005, the registrant had outstanding 3,265,911 shares of Common Stock, $0.001 par value per share. (*)
---------------------------------------------
(*) This amount of shares does not include approximately 1,800,000 shares of common stock that we may issue during the next few days in connection with proposed transactions that are likely to occur which we are negotiating at this time.

Transitional Small Business Disclosure Format:     Yes | |   No |X|

                                TABLE OF CONTENTS

PART I                                                           PAGE
Item 1.   Description of Business                                4
Item 2.   Description of Property                                11
Item 3.   Legal Proceedings                                      11
Item 4.   Submission of Matters to a Vote of Security Holders    12

PART II

Item 5.   Market for Common Equity and
          Related Stockholder Matters and Small Business Issuer
          Purchases of Equity Securities                         13
Item 6.   Management's Discussion &Analysis                      18
Item 7.   Financial Statements                                   23 and F-1
Item 8.   Changes In and Disagreements with Accountants
          On Accounting and Financial Matters                    23
Item 8A.  Controls and Procedures                                23
Item 8B.  Other Information                                      23

PART III

Item 9.   Directors and Executive Officers                       24
Item 10.  Executive Compensation                                 26
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and
          Related Stockholder Matters                            29
Item 12.  Certain Relationships and Related Transactions         32
Item 13.  Exhibits                                               33
Item 14.  Principal Accountant Fees and Services                 33

SIGNATURES                                                       35
FINANCIAL STATEMENTS                                             F-1 and 23
EXHIBITS                                                         37

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

INTRODUCTION

     We have developed a secured VPN for the healthcare enterprise and the physician's office that will be HIPAA compliant. Our Web site is www.bluegate.com. In 2004, we filed an amendment to our Articles of Incorporation to change our name to Bluegate Corporation. Our former name was Crescent Communication, Inc. In this Form 10-KSB, we refer to ourselves as "Bluegate", "We", Us" and "Our." References to our common stock herein give effect to our 20:1 reverse stock split which occurred in 2004. In 2004, we took corporate action to increase the number of our authorized shares of common stock to be 50,000,000 shares of common stock.

     Our executive offices are located at: Bluegate Corporation, 701 North Post Oak Road, Suite 630, Houston, Texas 77024, tel. voice: 713-686-1100, fax:
713-682-7402.  Our Web site is www.bluegate.com.

     Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our functional currency is the U.S. dollar. Our independent auditors made a going concern qualification in their report dated March 28, 2005, which raises substantial doubt about our ability to continue as a going concern.

     Our stock is traded on the OTCBB.  Our trading symbol is "BGAT."

CORPORATE HISTORY

     In 2004, we sold our Internet Service Provider ("ISP") customer base effective June 21, 2004. Under the terms of this sale, we will ultimately receive an aggregate of $1,150,000 of which $900,000 was already received in cash and $250,000 was in the form of a one-year promissory note due June 2005. During the due diligence period prior to June 21, 2004, the buyer loaned us $400,000 which was repaid by crediting $400,000 to the purchase price.

     We decided to exit the ISP business to concentrate on our HIPAA business. The ISP business had become a commodity business. However, we believe that HIPAA service providers will have a big future. In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"). Two of the many features of HIPAA were a mandate that the healthcare industry move toward using electronic communication technology to streamline and reduce the cost of healthcare, and a requirement that healthcare providers treat virtually all healthcare information as confidential, especially when electronically transmitted. In 2003, a minority amount of our revenue was in our HIPAA business segment. In 2004, a majority of our revenue was in our HIPAA business segment. In 2005 we anticipate that almost 100% of our business will result from our HIPAA business.

     In 2004, we contracted with the largest healthcare system in Texas to provide physicians with Internet bandwidth and managed security services using our VPN.

OUR BUSINESS--OVERVIEW

     Although we have disposed of our ISP business, we retained our Virtual Private Network ("VPN") capability. A VPN is an extremely secure method of electronic communications, as opposed to an ordinary Internet connection which is not as secure.

     HIPAA requires standardization of electronic patient health, administrative and financial data, unique health identifiers for individuals, employers, health plans and healthcare providers, and security standards protecting the confidentiality and integrity of "individually identifiable health information," past, present or future. Virtually all healthcare organizations - including all healthcare providers, health plans, public health authorities, healthcare clearinghouses, and self-ensured employers - as well as life insurers, information systems vendors, various service organizations, and universities must be HIPAA compliant.

     We digitally link physician practices, hospitals, laboratories, pharmacies, insurers and other healthcare businesses to each other. BLUEGATE (tm) is our branded HIPAA-compliant broadband digital VPN connectivity gateway for healthcare providers nationally. Aside from our network, there is not a generally accepted and available secure broadband answer to physicians' "last mile" problem which is the problem of completing the space between a digital telecommunications backbone (the Internet or VPN) and the offices of independent healthcare providers. We bridge that last mile gap using a variety of local and national data networks that create a vast footprint for our high speed secure VPN data network. Our mission is to support the medical community by providing secure, reliable VPN connectivity. Our VPN also provides connectivity to the Internet.

     Our VPN provides a secure platform for healthcare industry participants (e.g., physicians, hospitals, clinics, labs, insurance companies, pharmacies, etc.) to exchange patient information. Since virtually all healthcare establishments already have an Internet connection of some kind, they already have a budget for communications connectivity. As a result, the connectivity cost for a healthcare provider using our VPN is already in their budget. In most situations, it is not necessary for a healthcare provider to pay more than they are paying now to ISPs to instead use our VPN. At the same time the healthcare providers get a much higher level of communications security which they need to comply with HIPAA.

     Our VPN is "always on." In connection with our VPN, we act as a network service provider and help desk for the healthcare participant.

     The benefits of our VPN and our branded services to the healthcare industry are:

     COST SAVINGS: VPNs enable healthcare organizations to utilize cost effective third-party secure Internet transport to connect remote physician offices and remote users to the main corporate site, thus eliminating expensive dedicated WAN links and modem banks.

Furthermore, with our cost-effective, high-bandwidth technologies such as DSL, organizations can use VPNs to reduce their connectivity costs while simultaneously increasing remote connection bandwidth.

     SECURITY: VPNs provide the highest level of security using advanced encryption and authentication protocols that protect data from unauthorized access.

     SCALABILITY: VPNs allow hospitals, insurance companies, pharmacies and labs to utilize Internet infrastructure to easily add new users. These types of organizations are able to add large amounts of capacity without adding significant infrastructure or technology management resources.

     COMPATIBILITY WITH BROADBAND TECHNOLOGY: VPNs allow remote healthcare providers to take advantage of cost effective, high speed, broadband connectivity, such as DSL and Cable, when gaining access to the larger healthcare organization's networks, providing the level of security and significant efficiency sought to be implemented by HIPAA.

     SECURE E-MAIL: Our proprietary, branded, secure e-mail platform allows secure e-mail with others inside and outside of our VPN. Our secure e-mail platform is called BLUEGATE MAIL (tm). Our proprietary research shows that the medical market is extremely receptive to employing a secure e-mail system, and HIPAA is the catalyst for widespread implementation of such a product.

     EASE-OF-USE: Bluegate Mail is transparent: customers send e-mail the way they always have.

     POLICY-BASED CONTROL: Bluegate Mail security policies are enforced at the gateway, controlling what is encrypted, virus scanned, filtered, archived, or flagged for review. This takes the burden off the employee, ensuring that confidential information is always protected.

     MESSAGE CONTROL: The customer as the e-mail sender maintains control over his message. He decides who can read the document, when and for how long. He can de-authorize a recipient or even shred the key before the document is read.

     PUSH DELIVERY: The e-mail recipient receives the secure e-mail just as he receives conventional e-mail.

     MULTIPLE RECIPIENT OPTIONS: Decryption is invisible if the partner or customer has an affiliate gateway, or the decryption is done in one easy step with a Plug-In or using our unique Send Anywhere option. Alternately, the recipient's S/MIME system can decrypt the e-mail.

     SECURE REPLY: With our Secure Reply feature, recipients can safely reply to an encrypted message and engage in two-way confidentiality without any client-side software.

     INSTANT MESSENGER: Our customers have the ability to securely use Instant Messenger (IM) with other physicians on our network. We call our product BLUEGATE CONSULT (tm). It enables physicians to securely consult with other physicians in real time. We own an OEM license for an Instant Messaging product named Sametime (tm) from IBM. In conjunction with this, we are a member in IBM's Partner World for Developers program. IBM's product will be seamlessly integrated into our gateway software. The primary capabilities of IBM's product are:

     - Instant Messaging - The ability to communicate real-time with another party using different methods of encryption to secure communications depending on the need and feature being used.

     - Instant Message Conferencing - The ability to communicate real-time with multiple parties.

     - Instant Meeting - The ability to view screen contents and communicate real-time with multiple parties.

     - Other features that may prove to be beneficial including audio/video conferencing.

     Lotus Sametime is by far the leading instant messaging, presence awareness and Web conferencing application of choice for businesses. Osterman Research has reported that over two-thirds of the companies that have standardized on an instant messaging (IM) platform have selected Lotus Sametime, and IDC has already credited Lotus Sametime as the market leader in Web conferencing. Over 60% of the Global Fortune 100 currently use Sametime to boost productivity and control costs, including 8 out of the top 10 worldwide commercial banks, 7 out of the top 10 worldwide automobile manufacturers, 4 out of the top 5 worldwide diversified financial institutions and 5 out of the top 10 U.S.-based pharmaceuticals companies.

     IM is rapidly moving from teenagers' computer screens to their parents' computer screens in the workplace. International Data Corp., a Framingham, Mass., market-research firm, reported that by the end of 2002, 20 million people world-wide were using IM in businesses, and it predicts that figure will soar to 300 million by the end of 2005.

     We also act as a resource to assist our customers in their obtaining software for HIPAA-specific activities such as medical record keeping, health insurance claims, patient appointment scheduling, prescriptions, clinic scheduling and lab work. Since our VPN is secure, it is possible for direct physician-patient e-mail communications to occur. The same secure, direct communication by e-mail is available among all the healthcare industry participants.

     Our VPN is scalable to fit any size individual customer or any number of customers. Some customers will decide to keep certain third-party vendor HIPAA application software on their internal system, while other customers may chose to use us as an application provider. In either case, the backbone of HIPAA compliance is our VPN. We believe that we have the only HIPAA compliant, dedicated VPN in existence.

OUR BUSINESS--VPN AND HIPAA RELATED SOFTWARE

     A vitally important component to us is BLUEGATE SHIELD (tm), our security consulting division. Medical institutions face a complicated situation complying with HIPAA, which requires all healthcare organizations, such as hospitals, nursing homes, physicians, managed care organizations and medical insurance companies that deal with private patient data in electronic form, to secure and transfer that data appropriately. To comply with HIPAA, an organization must first know where its electronic vulnerabilities. Then it must mitigate those vulnerabilities.

     BLUEGATE SHIELD (tm) is our security consulting division. Bluegate offers network security consulting services to provide highly specialized, unmatched expertise largely gained from years of experience in military and classified backgrounds. These services focus on providing comprehensive, operational security for corporate IP networks. Instead of concentrating on policy-intensive exercises and reviews, Bluegate security consulting teams focus on the bits and bytes of the network: where the security vulnerabilities are; how to fix them; and what architectural changes the network should undergo to provide the level of security that patients want and organizations must provide. In a customized offering tailored toward the healthcare industry, and in conjunction with Bluegate's IT Solutions Group, we offer a comprehensive HIPAA Security Posture Assessment. By providing a network security-oriented "snapshot in time" and by taking the unique perspective of quantifying the current level of network security, Bluegate's Security Posture Assessment service can help an organization effectively and objectively understand the security state of the network and identify areas to improve. We will offer services as cost-effectively as possible to physicians, ensuring that each expansion of the customer base is profitable. This can be accomplished by securing complementary revenues from firms that value these physicians as clients or that rely on broadband connectivity to create or enhance business partnerships with physicians. Such firms include insurance companies, pharmaceutical companies, laboratories, transcription services, financial services, application service providers and others.

     We sell, install, and maintain network components such as routers, Ethernet switches, and load-balancing devices from vendors such as Dell, Cisco and Netopia. As part of our network security solutions, we sell and configure hardware components for corporate firewalls. When these hardware components are sold as part of an enterprise network solution, it typically drives additional revenue in the form of professional engineering services. We derive revenue from professional services performed by our engineers or outsourcing partners relative to design, configuration, installation, monitoring, and maintenance.
We offer high-end network services such as monitoring and maintenance of sophisticated VPNs and security implementations (firewalls). Unlike many ISPs, our network infrastructure is especially designed and equipped to offer these high-level managed services.

     We also sell tier-1 facilities, such as Level (3) Communications, SBC Communications, Time-Warner, Covad Communications, New Edge Networks, and El Paso Global for hosting and co-location with multiple paths to the Internet.

OUR BUSINESS--MARKETING

     Healthcare digital connectivity is not about obtaining an Internet connection at the lowest possible price. It's about value, security and confidence. When selling our solutions to the healthcare community, we use HIPAA compliance as a persuasive, but nevertheless, secondary marketing tool. Instead, what creates Bluegate's immediate value proposition to physicians to join our network is the economic benefit and single source of solutions that our total offering provides.

     In 2004, Memorial Hermann Health Net Providers (MHHNP), announced to its physician members that MHHNP entered into an exclusive contract with us as the newest member value program for all its physicians. We are MHHNP's preferred Internet and VPN provider. We have established a secure data communication network for MHHNP's membership. The installation schedule began in 2004. At this time there are more than 700 physicians who use us. Full implementation is expected to take place in 2005.

     MHHNP has been working towards a goal of establishing a secure data communication network among our physician membership. This secure VPN information platform will drive increased clinical integration within its physician organization and more tightly align MHHNP physicians with the necessary patient information shared with Memorial Hermann Hospital System.

     MHHNP's secure VPN provided by us allows compliance with HIPAA by MHHNP's physician network prior to HIPAA's April 2005 deadline. In support of this goal, MHHNP will provide each MHHNP physician with an appropriate level of hardware and support services as a result of being a MHHNP member in good standing.

     Contracting with us enables MHHNP to seamlessly support physician use of the Memorial Hermann Care4, a clinical information network, whether they are on campus, in their office, or at home. In practical terms, it is the difference between dealing with several IT support systems and/or ISPs, or, interfacing with a single point of contact when physicians are in need of Internet and/or information systems support.

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

OUR BUSINESS--COMPETITION

     Our competitors include vendors of HIPAA software and Internet Protocol ("IP") networks whose security is questionable when looked at in terms of the HIPAA confidentiality compliance requirements.

     Our main advantage is our VPN and the ability to provide network service to our customers. Our goal is to install our VPN at customer locations and be ready to solve any VPN network problems.

     We have positioned ourselves as the "go to" organization for HIPAA compliant communications technology.

     There are many companies marketing into the healthcare segment of the market for information technology services. BellSouth and Sprint are two companies that are specifically marketing vertical market solutions to the healthcare industry. BellSouth has a healthcare management solution using their high speed service. Their practice management solution is operated over the Internet or via Web-based services to allow for the mobility of physicians and nurses working in healthcare. All transmissions are secured through encrypted data for protection, which is one of the most important concerns for healthcare providers today. BellSouth hosts the solution in their state-of-the-art business center, which provides bandwidth that has reliable lines of communication. Sprint is leveraging its current enterprise and business offerings and working with healthcare organizations to customize solutions that improve the quality of healthcare in the U.S. Sprint offers the healthcare providers with vertical key services such as Internet e-business solutions, security and firewall solutions, customer and contact center solutions, conferencing solutions, and other customized solutions. Sprint knows HIPAA regulations and how the changes are and will continue to affect the healthcare providers in the nation. Sprint also offers customized solutions for other vertical market such as finance, manufacturing, retail and government. Neither BellSouth nor Sprint have an interest, or successful experience, in dealing with small to medium businesses. Most physicians work in the small to medium business setting and they are the ones to which the healthcare industry wants to "connect." WebMD is another potential competitor that has a large number of physicians as customers for its practice management software called Medical Manager, as well as its claims clearinghouse. However, as a result of WebMd's merger and acquisition growth strategy, it does not offer any managed IT security services for physicians. As there has been no dominant player in this relatively new HIPAA market space, there has been no managed security service provider for WebMD to acquire.

     The Internet, VPN and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet and VPN usage among customers. Other competitors are:

     - Access and content providers, such as AOL, Microsoft , Earthlink and Time Warner;

     - Local, regional and national Internet service providers, such as Megapath, EarthLink, XO Communications and Mindspring;

     - Regional, national and international telecommunications companies, such as SBC, MCI and Allegiance Telecom;

     -    On-line services offered by incumbent cable providers such as Time
          Warner;

     -    DSL providers such as Covad.

     Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

OUR BUSINESS--CUSTOMERS AND VENDORS

     Major Customers.  During 2004, five major customers accounted for 65% of
     ---------------
our sales.  No single customer accounted for more than 28% of  sales.

     Major Vendors.  During 2004, five major vendors accounted for 85% of our
     -------------
total purchases.  No single vendor accounted for more than 24% of purchases.

EMPLOYEES

     We currently have 22 full-time employees of whom 6 are in management positions. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

AVAILABLE INFORMATION ABOUT US

     Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549, tel. 1-800-SEC-0330, or through SEC's e-mail address: publicinfo@sec.gov. In most cases, this information is also available on the SEC's Web site: www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY.

We lease approximately 8,932 square feet of office located at 701 North Post Oak Road, Suite 630, Houston, Texas 77024, for a lease payment of approximately $10,793 per month. During months 38-48 the lease payment increases to $11,538 per month. During months 49-61 the lease payment increases to $11,910 per month. This space is leased from R.M. Crowe Houston Portfolio III, LP. Under this lease, we are required to pay a percentage of the building operating costs. The lease expires on November 30, 2008. We sublease a portion of this space to other companies. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.

ITEM 3.     LEGAL PROCEEDINGS.

     We are a party in the following litigation:

     Crescent Communications, Inc. v. Financial News USA, Inc., Cause No. 820,758, In the County Civil Court at Law Number One, Harris County, Texas. We paid the defendant with the shares of our common stock but the defendant never performed as promised under the contract. On March 9, 2005, the court signed a final judgment in our favor granting us the return of 37,500 shares of common stock (post-reverse split) from the defendant.

     Bluegate Corporation v. The Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534, In the 234th Judicial District Court of Harris County, Texas. We recently filed this lawsuit. We filed this lawsuit claiming breach of contract, deceptive trade practices and fraud against the defendant.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our annual meeting of shareholders held on October 28, 2004, our shareholders approved the following actions:

     1.   Three directors were elected:

     Name                  Votes For     Votes Against     Abstentions
     -----------------------------------------------------------------

     Manfred Sternberg     46,428,302            -0-       7,825,499

     Gil Gertner           46,428,302            -0-       7,825,499

     William Koehler       46,428,302            -0-       7,825,499

     2.   Approval of a 20-to-1 reverse split of our common stock.

               Votes For         45,803,302
               Votes Against        450,500
               Abstentions        7,999,999

     3. Approval of an amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock to 50,000,000 shares of common stock (post reverse split).

               Votes For         53,968,301
               Votes Against         60,200
               Abstentions          225,300

     4. Approval of an amendment to our Articles of Incorporation to change our name to Bluegate Corporation.

               Votes For         54,253,301
               Votes Against            500
               Abstentions                0

     5. Ratification of Ham, Langston & Brezina, LLP as our independent auditor for the year ended December 31, 2004.

               Votes For         54,003,801
               Votes Against              0
               Abstentions          250,000

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY,
            RELATED STOCKHOLDER MATTERS AND
            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our stock is traded on the OTCBB. Our trading symbol is "BGAT." The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE (1)

YEAR AND QUARTER        HIGH      LOW
-------------------------------------

2003:
-----
First Quarter          $10.80    $4.00
Second Quarter         $ 6.60    $3.80
Third Quarter          $ 7.00    $3.40
Fourth Quarter         $ 9.00    $3.80

2004:
-----

First Quarter          $ 5.20    $2.80
Second Quarter         $ 4.00    $2.40
Third Quarter          $ 3.80    $2.40
Fourth Quarter         $ 2.80    $0.51

---------------------------------
(1)  Adjusted for 20:1 reverse stock split.

COMMON STOCK.

     On March 29, 2005, we had outstanding 3,265,911 shares of Common Stock, $0.001 par value per share.

     On March 29, 2005, the closing bid price of our stock was $0.66 per share.

     On March 18, we had approximately 380 shareholders of record which includes shares held directly by shareholders and shares beneficially owned by shareholders who have deposited their shares into an account at a broker-dealer. Most such deposited shares are accumulated in a nominee account in the name of Cede, Inc. Cede, Inc. is the primary nominee account that most broker-dealers use to deposit shares held in the name of the broker-dealer. Cede, Inc. is counted as one record shareholder, even though it could represent many beneficial shareholders who have deposited their shares into an account at a broker-dealer. We believe that one of our record stockholders is a nominee located offshore with ownership of approximately 43% of our shares of common stock. Our transfer agent is American Register & Transfer.

     We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 337, 056 shares of common stock to one foreign investor for cash consideration of $9712 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 50,000 shares of common stock to one foreign investor for cash consideration of $1,800 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 30,000 shares of common stock to one foreign investor for cash consideration of $1,080 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 442,177 shares of common stock to one foreign investor for cash consideration of $12,208 in a Regulation "S" sale. We issued these securities in reliance on Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 33,500 shares of common stock to one foreign investor for cash consideration of $904 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 35,500 shares of common stock to one foreign investor for cash consideration of $945 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 15,000 shares of common stock to one foreign investor for cash consideration of $405 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 54,317 shares of common stock to one foreign investor for cash consideration of $1,503 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 20,000 shares of common stock to one foreign investor for cash consideration of $900 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 1,163,294 shares of common stock to one foreign investor for cash consideration of $27,309 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 297,867 shares of common stock to one foreign investor for cash consideration of $8,692 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 30,000 shares of common stock to one foreign investor for cash consideration of $810 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 30,000 shares of common stock to one foreign investor for cash consideration of $810 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 25,000 shares of common stock to one foreign investor for cash consideration of $675 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 30,000 shares of common stock to one foreign investor for cash consideration of $810 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 20,000 shares of common stock to one foreign investor for cash consideration of $540 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 40,000 shares of common stock to one foreign investor for cash consideration of $1.080 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2004, we sold pre-reverse split 30,000 shares of common stock to one foreign investor for cash consideration of $810 in a Regulation "S" sale. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                       Number of       Weighted-average        Number of securities
                       securities to   exercise price of       remaining available
                       be issued       outstanding             for future issuance
                       upon            options,                under equity
                       exercise of     warrants and            compensation
                       outstanding     rights                  plans (excluding
                       options,                                securities reflected
                       warrants and                            in column (a))
                       rights

                            (a)                 (b)                     (c)

PLAN CATEGORY:

Equity compensation
plans approved by
security holders                 -0-                      -0-           112,500  (1)


Equity compensation
plans not approved by
security holders         500,000  (2)  $                 4.80           325,000  (3)
------------------------------------------------------------------------------------

    Total                500,000       $                 4.80           437,500
-------------------------------------

(1) These shares are the remaining unissued shares under our 2002 Stock and Stock Option Plan (the "Plan").

(2) This amount is pursuant to various compensation agreements with directors and exe cutive officers as follow:

          Director compensation: 25,000 options.
          Mr. Sternberg's employment agreement: 125,000 options.
          Mr. Micek's employment agreement: 350,000 options.

(3) This amount consist of options that are to be issued in 2005 and 2006 to Mr. Sternberg pursuant to his employment agreement.

ITEM 6.     MANAGEMENT'S DISCUSSION & ANALYSIS.

FORWARD-LOOKING STATEMENT

     This Management's Discussion and Analysis should be read in conjunction with the audited financial statements and notes thereto set forth herein.

     Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-KSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION. Revenue is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2004, total deferred service revenue was $217,073.

     STOCK-BASED COMPENSATION. Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". We account for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     Effective June 17, 2004, we entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, we will receive a total of $1,150,000 of which $900,000 was already paid to us in cash and $250,000 was a one-year promissory note due in June 2005. Additionally, DFW acquired 85% of accounts receivable associated with services provided to our customers through June 17, 2004. Further, DFW entered into a one-year sublease for a portion of our office space at 701 N. Post Oak Road, Suite 630, Houston, Texas, at a rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. We received a fairness opinion from an independent third-party that the asset sale was fair and equitable to us. As a result of the Agreement our operations are now solely based on BLUEGATE (tm), our branded HIPAA compliant broadband digital connectivity offering for healthcare providers nationally.

     We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors made a going concern qualification in their report dated March 28, 2005, which raises substantial doubt about our ability to continue as a going concern.

     During the years ended December 31, 2004 and 2003, we have been unable to generate cash flows sufficient to support our operations and has been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

                                                     2004          2003
                                                 ------------  ------------
  Net loss                                       $  (640,199)  $(2,543,629)
  Negative cash flow from continuing operations     (843,215)     (432,797)
  Negative working capital                        (1,241,177)   (1,743,942)
  Stockholders' deficit                           (1,167,719)   (1,140,379)
  Book overdraft                                      (9,620)      (63,705)

     These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     We have supported current operations by: 1) selling off our traditional connectivity services business, 2) raising additional operating cash through the private sale of our common stock, 3) selling convertible debt to common stock to certain key stockholders and 4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

     These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our critical cash flow situation that include:

     - Raising capital through additional sale of our common and preferred stock and/or debt securities.

     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of our stock in lieu of cash payments to employees or vendors.

     These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

     - Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

     - Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

     Our fiscal year end is December 31.

     Our operations are located in Houston, Texas. Our business consists of the sales and marketing of our HIPAA compliant VPN and HIPAA application software.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO
THE YEAR ENDED DECEMBER 31, 2003.

     During the year ended December 31, 2004, our service revenue was $1,109,502 compared to $380,853 for the year ended December 31, 2003. This represents a revenue increase of $785,241 and is primarily attributable to our efforts to market BLUEGATE (tm) as it has become the core of our business.

     Our cost of sales for the year ended December 31, 2004 was $597,818 compared to $279,266 for the year ended December 31, 2003. The increase in cost of sales is due to higher interconnect fees and costs associated with BLUEGATE
(tm).

     Our gross margin for the year ended December 31, 2004 was $511,684 compared to $101,587 for the year ended December 31, 2003. The improvement in gross margin is attributable to the fact that our gross margin improves as HIPAA revenue increases because our fixed costs are a relatively high portion of our total costs. However, we do anticipate our variable costs will increase as we expand our HIPAA business.

     We incurred selling, general and administrative expenses of $1,389,723 for the year ended December 31, 2004 compared to $ 1,180,496 for the year December 31, 2003. The increase in SG&A is attributable to fixed costs that remained after sale of our broadband Internet business.

     We incurred as net loss of net loss of $640,199 for the year ended December 31 2004 compared to a net loss of $2,543,629 for the year ended December 31, 2003. This reduction in the size of the net loss is primarily due to our increase in revenue and proceeds from the sale of our ISP business segment.

     Forecast of Growth in our HIPAA Customer Base.  Since we refocused our
     ---------------------------------------------
business activities in 2004 to concentrate on our HIPAA business segment, we have added more than 700 new customers to our HIPAA business segment. We forecast an increase in the number of

HIPAA customers in 2005. This forecast is based on the rate that we are currently acquiring new HIPAA customers.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations for the year ended December 31, 2004 were funded by our issuance of common stock for cash in private transactions, and the proceeds from the sale of our traditional connectivity business. We have continued to take steps to reduce operating expenses relating to our core business. We have expanded efforts to creating a market for the healthcare industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2005.

     We disposed of our ISP business segment in 2004 for cash proceeds of $900,000 and a promissory note for $250,000 due in June 2005. Our cash on hand at December 31, 2004 was $3,708

     We are seeking additional capital to fund expected operating costs. We believe future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

     Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our future capital requirements will depend upon many factors, including the following:

     -    The cost of operating our VPN.

     -    The cost of third-party software.

     -    The cost of sales and marketing.

     -    The rate at which we expand our operations.

     -    The response of competitors.

     -    Our capital expenditures.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AN FINANCIAL DISCLOSURE.

     None.

ITEM 8A.    CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

     During the year under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The evaluation of our disclosure controls included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

     There have been no changes in our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

     None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS AND DIRECTORS

     Our Directors hold office until their successors have been duly elected.

NAME               AGE  POSITION
---------------------------------------------------
Manfred Sternberg   45  Director, CEO and President

Greg J. Micek       50  CFO

Gilbert Gertner     80  Director

William Koehler     39  Director

     Manfred Sternberg, has been our Chief Executive Officer and a Director
since 2001.   Prior to 2001, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas including our predecessor. He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas, Louisiana and the District of Columbia and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization.

     Gilbert Gertner has been a Director since May, 2003. Mr. Gertner is a private investor and co-founder of a number of industrial, real estate development and high-tech companies. Mr. Gertner is known for his philanthropic endeavors including the construction of schools and medical facilities in developing countries. Mr. Gertner currently serves as Chairman of the Board and CEO of Worldwide Petromoly, Inc., a company with which he has been associated since 1993. During the period from 1994 to 1997 Mr. Gertner served as a Director of Citadel Computer Systems.

     William Koehler has been a Director since May, 2003. Mr. Koehler was a co-founder and has been President/CEO of Trilliant Corporation since 2000. From 1992 until 2000, Mr. Koehler was the Vice President of Business Development of an Electrical Engineering firm that specialized in the assessment, design and project implementation of technology efforts for their clients. Trilliant is a Technology Consulting firm serving Fortune 500 companies, K-12 and higher education and companies with specialized IT applications. Mr. Koehler has a BBA from Texas A&M in Business Analysis, with a specialization in Production Operation Management. Mr. Koehler has spent the last 15 years of his career working in the IT and Professional Services industry and has a broad range of skills. His experience ranges from the design and management of the implementation of multination voice and data networks to the needs assessment and the development of a Global technology strategy for large multinational corporations. The customers that Mr. Koehler has worked with include Pennzoil, American General Insurance, Texaco, British Petroleum, Brown and Root and many others. At the same time he has worked with dozens of school districts by assisting in the development of more cost effective and robust systems in an attempt to help these districts move technology into the classrooms and help children learn. Mr. Koehler has spoken at many state and local events about technology and continues to look for opportunities to continue this effort.

     Gregory J. Micek became our CFO in 2005. Mr. Micek has served as a Director of IQ Biometrix, Inc. ("IQB"), a publicly traded corporation, since 1997. In addition, from March to September 2003, Mr. Micek served as IQB's Vice President of Corporate Development. From July 2002 until March 2003, he served as IQB's President. From March 2002 until July 2002, Mr. Micek served as IQB's Executive Vice President and Chief Financial Officer. Since 1983, he has been a principal of The Micek Group, a consulting firm. Mr. Micek received a Bachelor of Arts and a Doctorate of Jurisprudence from Creighton University. He has no family relationship with any of our directors or officers.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not have any nominating, or compensation committees of the Board, or committees performing similar functions.

     In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. The Board of Directors has selected Gil Gertner, an independent Director, to be on the Audit Committee.
Mr. Gertner is not a financial expert. We have determined Mr. Gertner's independence using the definition of independence set forth in NASD Rule 4200-(14). We have not yet been able to recruit an independent director who is also a financial expert. At the present time, Mr. Gertner is the sole member of our Audit Committee. We have no other committees of the Board.

     The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meet privately with our Chief Financial Officer and with our independent public accountants and evaluate the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our independent accountants. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to filing them with the Securities and Exchange Commission, or otherwise providing them to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent directors. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department. The Audit Committee will review and discuss the matters required by SAS 61 and our audited financial statements for the coming year ending December 31, 2005 with our management and our independent auditors. The Audit Committee will receive the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1, and the Audit Committee will discuss with the independent accountant the independent accountant's independence. The work of our Audit Committee will commence on June 1, 2005.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors held 5 meetings during the year ended December 31, 2004, and acted by written consent on 4 occasions during 2004. All directors were present for at least 75% of the meetings. There is no family relationship between any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all persons required to file reports under
Section 16(a) of the Exchange Act have done so.

CODE OF ETHICS

     We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Bluegate Corporation."

     Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 630, Houston, Texas 77024.

SHAREHOLDER NOMINEES FOR DIRECTOR AND SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

     The deadline for stockholders to submit proposals to be considered for inclusion in the Proxy Statement for the 2005 Annual Meeting of Stockholders is February 27, 2005. If you have any proposals that you would like to be included in the Proxy Statement for the 2005 Annual Meeting of Stockholders, including nominees for Director, kindly mail them to us. We encourage our shareholders to communicate with our Directors by mail addressed to any Director or to all Directors. Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 630, Houston, Texas 77024. We will not screen such communications.

ITEM 10.    EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended December 31, 2004. No other compensation was paid to any such officers or directors other than the compensation set forth below.

                                          SUMMARY COMPENSATION TABLE

                                  Annual Compensation                      Long-Term Compensation
                                                                                                Pay-
                                                                             Awards             Outs
                                                           Other                    Securities           All
                                                           Annual    Restricted     Under-               Other
Name and                                                   Compen-     Stock        lying                Comp-
Principal              Year       Salary       Bonus       sation     Award(s)      Options/    LTIP     pen-
Position                                                                             SARs     Payouts    sation
                                     $           $           $           $            #          $        $
CEO
Manfred                2004        180,000       -0-         -0-         -0-         125,000    -0-     -0-
Sternberg              2003        180,000       -0-         -0-         -0-         -0-        -0-  94,000(1)
                       2002         94,800       -0-         -0-         -0-         -0-        -0-  34,000(1)

CFO
Greg J.                2004  (2)
Micek                  2003  (2)
                       2002  (2)

---------------------------------------------
(1) This is the value of the note payable conversion feature for funds loaned to us by Mr. Sternberg. The value is based on the difference in the common stock conversion price and the market value at the date of the loan.

(2)  Mr. Micek became employed with us in 2005.

OUTSTANDING STOCK OPTIONS

                     OPTIONS / SAR GRANTS IN THE LAST FISCAL YEAR
                                 (Individual Grants)


                Number of Securities       Percent of Total       Exercise
                Underlying Options/ SARs   Options/SARs           of          Expir-
                Granted                    Granted to Employees   Base        ation
                                           In Fiscal Year         Price       Date

Name
                            #                                      ($/sh.)
(a)                        (b)                      (c)              (d)        (e)
-------------------------------------------------------------------------------------
CEO
Manfred
Sternberg       125,000                    100%                   $     4.40   1-1-09

CFO
Greg J. Micek   (1)

-------------------------------------
(1)  Mr. Micek became employed with us in 2005.

                AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION/ SAR VALUES



                                          Number of
                                          Unexercised           Value of
                                          Securities            Unexercised
                                          Underlying            In-the-Money
                                          Options/SARs          Options/SARs
            Shares                        At FY-End (#)         At FY-End ($)
            Acquired On    Value          exercisable/          exercisable/
Name        Exercise       Realized       unexercisable         unexercisable
            (#)            ($)
(a)         (b)            (c)            (d)                   (e)
-----------------------------------------------------------------------------------
CEO
Manfred
Sternberg   -0-            -0-            exercisable 125,000   exercisable $63,750
                                          unexercisable -0-     unexercisable $-0-

CFO
Greg J.
Micek       (1)

------------------------------------
(1)  Mr. Micek became employed with us in 2005.

COMPENSATION OF DIRECTORS

     We do not currently pay any cash Directors' fees, but we pay the expenses of our Directors in attending Board meetings. On July 22, 2003, Gilbert Gertner and William Koehler, two independent Directors, were each granted 12,500 warrants which entitle each of them to purchase 12,500 shares of common stock at an exercise price of $3.80 per share. These warrants expire on July 22, 2008. We did not compensate our Directors in 2004.

EMPLOYEE STOCK OPTION PLANS

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. In 2002, we adopted the 2002 Stock and Stock Option Plan (the "Plan"). The purpose of the Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 450,000 shares. As of December 31, 2004, 337,500 shares of common stock have been granted pursuant to the Plan.

EMPLOYMENT AGREEMENTS

     We have a three-year employment agreement with Manfred Sternberg (the "Sternberg Agreement"). The Sternberg Agreement extends through January 1, 2007 and provides for an annual base salary of $180,000. The Sternberg Agreement also provides for participation in all benefit plans maintained by us for salaried employees. The Sternberg Agreement contains a confidentiality provision and an agreement by Mr. Sternberg not to compete with us upon the expiration of the Sternberg Agreement. We have not established long-term incentive plans or defined benefit or actuarial plans. Under the Sternberg Agreement, Mr. Sternberg received options to purchase 450,000 shares at an exercise price of $4.40 per share, which were scheduled to be granted January 1, 2004 (125,000 options), January 1, 2005 (150,000) and January 1, 2006 (175,000). Any shares issued pursuant to these options shall be restricted securities with piggyback registration rights, and shall terminate and become null and void after the expiration of five (5) years from the date of the grant. The Sternberg Agreement also contains a provision that, in the event of a change of control, we will pay Mr. Sternberg the sum of $2,000,000, and all pending compensation for future consideration would become immediately due and payable, and all options would become immediately fully vested.

     Mr. Micek's Employment Agreement has a term of two years and will expire in February 2007. Under the Employment Agreement, Mr. Micek is to receive an annual salary of $120,000, and may receive bonuses in such amounts as are mutually agreed upon if major transactions occur. Mr. Micek is also entitled to participate in employee benefit plans. Mr. Micek has been granted options to purchase 350,000 shares of our common stock at an exercise price of $0.50 per share expiring in February 2010. The options vest pro rata on a monthly basis over the two-year term of the Employment Agreement. The Employment Agreement contains a covenant not to compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 29, 2005 by: (i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. (**)
---------------------------------
(**) We are currently negotiating proposed transactions that are likely to occur that would result in the issuance of approximately 1,800,000 shares of common stock during the next few days. The percent of class calculation and, if applicable, the number of shares owned shown in this table include these approximately 1,800,000 shares of common stock. If issued, not all of the 1,800,000 shares would be required to appear on this table because not all beneficial holders would be 5% holders.

NAME/ADDRESS                NUMBER OF SHARES   TITLE OF CLASS  PERCENT OF
CLASS (8)
--------------------------  -----------------  --------------  --------

Manfred Sternberg               1,780,098 (1)  Common stock      35.7%
701 N. Post Oak, Suite 630
Houston, Texas  77024

Robert Davis                    1,397,512 (2)  Common stock      30.3%
701 N. Post Oak, Suite 630
Houston, Texas  77024


Jeff Olexa                        300,040 (3)  Common stock       8.4%
701 N. Post Oak, Suite 630
Houston, Texas  77024


Gilbert Gertner                    62,500 (5)  Common stock        1.9%
1000 Uptown Park Blvd
Suite 232
Houston, Texas  77056


William Koehler                    62,500 (5)  Common stock        1.9%
1602 Lynnview
Houston, Texas  77055


George Speaks                   385,199.9 (6)  Common stock       10.6%
221 W. Canino
Houston, TX 77037


Greg Micek                        129,168 (7)  Common stock        3.9%
701 N. Post Oak Rd., Suite 630
Houston, Texas 77024


CCII Joint Venture No. 1        1,240,000 (8)  Common Stock       27.5%
701 N. Post Oak, Suite 630
Houston, Texas  77024

All of our Directors and        2,058,016      Common stock       39.8%
Officers as a
Group of 4 persons
--------------------------------
(1) Of the 1,780,098 shares beneficially owned by Mr. Sternberg: 308,720 shares are common shares issuable upon the conversion of preferred shares of which 215,450 shares are owned indirectly through Five Star Mountain, L.P. The general partner of Five Star Mountain, L.P. is Manfred Sternberg & Associates, P.C. whose president is Manfred Sternberg. 843,630 shares are common shares issuable upon the exercise of options of which options for 308,594 common shares are owned indirectly through Manfred Sternberg & Associates, P.C.; 269,154 shares are common shares owned directly by Mr. Sternberg; 308,594 shares are common shares owned by Manfred Sternberg & Associates, P.C.; and 50,000 shares are common shares owned by Five Star Mountain, L.P.

(2) Of the 1,397,512 shares beneficially owned by Mr. Davis: 460,130 shares are common shares issuable upon the conversion of preferred shares of which 397,950 shares are owned indirectly through Madred Partners, Ltd. which is a family partnership of Mr. Davis; 440,000 shares are common shares issuable upon the exercise of options of which options for 357,050 common shares are owned indirectly through Madred Partners, Ltd., options for 52,950 common shares are owned indirectly through Laguna Rig Services, Inc., an entity owned by Mr. Davis, and options for 40,000 common shares are owned indirectly through MPH Production Company, Inc., an entity owned by Mr. Davis; 383,509 shares are common shares owned by Madred Partners Ltd.; 52,950 shares are common shares owned by Laguna Rig Services, Inc.; 40,000 shares are common shares owned by MPH Production Company, Inc., and 20,923 are common shares owned by Mr. Davis individually;

(3) The 300,040 shares beneficially owned by Mr. Olexa are common shares issuable upon the conversion of preferred shares, of which preferred shares, Mr. Olexa granted an option for the number of preferred shares convertible into an aggregate of 155,450 shares of common stock to Messrs. Sternberg and Davis.

(4) The 23,750 shares beneficially owned by Mr. McDonald are common shares issuable upon the exercise of options.

(5) The 62,500 shares beneficially owned by Mr. Gertner and Mr. Koehler are common shares issuable upon the exercise of warrants which were granted to each of them upon their appointment and for their serving as Directors.

(6) Of the 385,199.9 shares beneficially owned by Mr. Speaks 8,950 are common shares owned by Mr. Speaks and 376,249.9 are common shares issuable upon the conversion of preferred shares.

(7) Of the 129,168 shares beneficially owned by Mr. Micek, 100,000 common shares are owned by Mr. Micek's children of which Mr. Micek is the custodian and 29,168 shares are common shares issuable upon the exercise of options.

(8) Of the 1,240,000 shares beneficially owned by CCII Joint Venture No. 1, a Texas joint venture, 450,000 shares are common shares issuable upon the exercise of warrants. We are currently negotiating this transaction and it is likely that it will occur during the next few days. None of these shares or options have been issued yet.


     We are not aware of any arrangements that could result in a change of control.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                       Number of       Weighted-average        Number of securities
                       securities to   exercise price of       remaining available
                       be issued       outstanding             for future issuance
                       upon            options,                under equity
                       exercise of     warrants and            compensation
                       outstanding     rights                  plans (excluding
                       options,                                securities reflected
                       warrants and                            in column (a))
                       rights

                            (a)                 (b)                     (c)

PLAN CATEGORY:

Equity compensation
plans approved by
security holders                 -0-                      -0-           112,500  (1)


Equity compensation
plans not approved by
security holders         500,000  (2)  $                 4.80           325,000  (3)
------------------------------------------------------------------------------------

  Total                  500,000       $                 4.80           437,500
-------------------------------------

(1) These shares are the remaining unissued shares under our 2002 Stock and Stock Option Plan (the "Plan").

(2) This amount is pursuant to various compensation agreements with directors and executive officers as follow:

          Director compensation: 25,000 options.
          Mr. Sternberg's employment agreement: 125,000 options.
          Mr. Micek's employment agreement: 350,000 options.

(3) This amount consists of options that are to be issued in 2005 and 2006 to Mr. Sternberg pursuant to his employment agreement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are: (a) no less favorable than could be obtained from independent third parties, and (b) will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

A. As of December 31, 2004, we owed the principle amount $26,475 in the form of a convertible note payable to Laguna Rig Service, Inc. which is controlled by Robert Davis who is one of our directors. This note bears interest at a stated rate of 8% per year and is due on demand. If demand is not made by the note holder, the final maturity date is January 1, 2010. Interest is due monthly. This note provides the holder an option for immediate conversion into shares of our common stock at a conversion price of $0.05 per share. The conversion price at the date this note was negotiated was below the fair value of our common stock.

B. As of December 31, 2004, we owed the principle amount of $128,710 in the form of convertible notes payable to: (i) Manfred Sternberg who is one of our directors and our president and CEO; and (ii) Madred Partners, Ltd. which is controlled by Mr. Davis. These notes bear interest at a stated rate of 8% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur at various dates through January 2010. Interest is due monthly. These notes provide the holders an option for immediate conversion into shares of our common stock at a conversion price of $0.05 per share. The conversion price at the date these notes were negotiated was below the fair value of our common stock.

C. As of December 31, 2004, we owed the principal amount of $134,000 in the form of convertible notes payable to Manfred Sternberg who is one of our directors and our president and CEO; and (ii) Madred Partners, Ltd. which is controlled by Mr. Davis. These notes bear interest at a stated rate of 8% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur at various dates through January 2010. Interest is due monthly. These notes provide the holders an option for immediate conversion into shares of our common stock at a conversion price of $0.05 per share. The conversion price at the date these notes were negotiated was below the fair value of our common stock.

D. As of December 31, 2004, we owed the principal amount of $99,833 to MPH Production Company which is controlled by Robert Davis who is one of our directors and Manfred Sternberg who is a director, president and CEO. These notes bear interest at a stated rate of 15% per year and are due on demand. If demand is not made by the note holders, the final maturity dates of these notes will occur on January 1, 2014. Interest is due monthly beginning on February 1, 2004. These notes are collateralized by substantially all of our assets.

E. During 2002, we entered into a factoring arrangement on our accounts receivable with Manfred Sternberg. The amount due under this factoring arrangement was $34,265 at December 31, 2002 and the factoring agreement was fully repaid in 2003.

F. During 2001, we entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2003 was 100,755 and the balance was fully repaid in 2004.

G. During the years ended December 31, 2004 and 2003, we incurred interest expenses on related party debt of approximately $35,000 in each year.

ITEM 13.     EXHIBITS.

Exhibit  Exhibit
Number   Description
--------------------------------------------------------
10.1     Employment Agreement of Greg Micek

14.1     Code of Ethics

31.1     Certification pursuant to Section 13a-14 of CEO

31.2     Certification pursuant to Section 13a-14 of CFO

32.1     Certification pursuant to Section 1350 of CEO

32.2     Certification pursuant to Section 1350 of CFO

99.1     Audit Committee Charter

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

     In 2004, our Board of Directors selected as our independent accountant the CPA firm of Ham, Langston & Brezina, LLP ("HLB") of Houston, Texas. HLB audited our financial statements for the years ended December 31, 2004 and 2003.

1.   AUDIT FEES.

     For the two years ended December 31, 2004 and 2003, HLB billed us the aggregate amount of $ 29,696 and $24,251 , respectively, for professional services rendered for their audits of our annual financial statements for those years and their reviews of our quarterly financial statements for those years. We were not billed for professional services from any other accounting firm for audits or reviews done in 2004 and 2003.

2.   AUDIT-RELATED FEES.

     For the two years ended December 31, 2004 and 2003, we were not billed by HLB for any audit-related fees.

3.   TAX FEES.

     For the two years ended December 31, 2004 and 2003, we were billed $-0- and $3,000 by HLB for tax fees.

4.   ALL OTHER FEES.

     For the two years ended December 31, 2004 and 2003, we were not billed by HLB for any other professional services.

5(I). PRE-APPROVAL POLICIES.

     Our Audit Committee will not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement. The work of our Audit Committee will commence on June 1, 2005.

5(II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

     There were no services performed by our independent auditor of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A. Our Audit Committee considers that the work done for us by HLB is compatible with maintaining HLB's independence.

6.   AUDITOR'S TIME ON TASK.

At least 50% of the work expended by HLB on our 2004 audit was attributed to work performed by HLB's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.


                              BLUEGATE CORPORATION

March 30, 2005
                              By: /s/ Manfred Sternberg
                              Manfred Sternberg
                              Director, Chief Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2005                By: /s/ Manfred Sternberg
                              Manfred Sternberg
                              Director, Chief Executive Officer, President


March 30, 2005                By: /s/ Greg J. Micek
                              Greg J. Micek
                              Chief Financial Officer


March 30, 2005                By: /s/ Gil Gertner
                              Gil Gertner
                              Director


March 30, 2005                By:
                              William Koehler
                              Director

                              BLUEGATE CORPORATION
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                              BLUEGATE CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                                PAGE
                                                                ----
Report of Independent Registered Public Accounting Firm         F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2004            F-4

  Consolidated Statement of Operations for the years
    ended December 31, 2004 and 2003                            F-5

  Consolidated Statement of Stockholders' Deficit for the
    years ended December 31, 2004 and 2003                      F-6

  Consolidated Statement of Cash Flows for the years
    ended December 31, 2004 and 2003                            F-7

Notes to Consolidated Financial Statements                      F-8

HAM,
  LANGSTON &
   BREZINA, L.L.P.
Certified Public Accountants
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To  the  Stockholders  and  Directors
Bluegate  Corporation


We have audited the accompanying consolidated balance sheet of Bluegate Corporation as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluegate Corporation as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 2, the Company has incurred recurring losses from operations, is in a book overdraft, negative working capital and stockholders' deficit position at December 31, 2004, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston,  Texas
March  28,  2005

                              BLUEGATE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   __________


     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                  $     3,708
  Accounts receivable, net                                       209,856
  Note receivable                                                146,814
  Other                                                           29,429
                                                             ------------

    Total current assets                                         389,807

Property and equipment, net                                       73,458
                                                             ------------

      Total assets                                           $   463,265
                                                             ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                             $     9,620
  Notes payable                                                    2,800
  Notes payable to related parties                               389,018
  Accounts payable                                               715,836
  Accrued liabilities                                            296,637
  Deferred revenue                                               217,073
                                                             ------------

    Total current liabilities                                  1,630,984
                                                             ------------

Commitment and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized, 110.242
    shares issued and outstanding, $5,000 per share
    liquidation preference ($551,210 aggregate liquida-
    tion preference)                                                   -
  Series B Convertible Non-Redeemable Preferred stock,
    $0.001 par value, 10,000,000 shares authorized, no
    shares issued and outstanding                                      -
  Common stock, $.001 par value, 50,000,000 shares auth-
    orized, 2,548,809 shares issued and outstanding                2,549
  Additional paid-in capital                                   6,184,450
  Subscription receivable                                        (11,141)
  Accumulated deficit                                         (7,343,577)
                                                             ------------

    Total stockholders' deficit                               (1,167,719)
                                                             ------------

      Total liabilities and stockholders' deficit            $   463,265
                                                             ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              BLUEGATE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   __________

                                                          2004          2003
                                                       -----------  ------------
Service revenue                                        $1,109,502   $   380,853

Cost of services                                          597,818       279,266
                                                       -----------  ------------

  Gross margin                                            511,684       101,587

Selling, general and administrative expenses            1,389,723     1,180,496
                                                       -----------  ------------

    Loss from operations                                 (878,039)   (1,078,909)
                                                       -----------  ------------

Other income and (expense):
  Interest Income                                           4,400             -
  Forgiveness of debt                                       6,467             -
  Interest expense                                        (46,240)       (8,861)
                                                       -----------  ------------

    Other expense, net                                    (35,373)       (8,861)
                                                       -----------  ------------
      Loss from continuing operations                    (913,412)   (1,087,770)
                                                       -----------  ------------

Discontinued operations:
  Gain from sale of discontinued broadband
    internet segment                                      784,213             -
  Loss from operation of discontinued broadband
    internet segment                                     (511,000)   (1,455,859)
                                                       -----------  ------------

      Income (loss) from discontinued operations          273,213    (1,455,859)
                                                       -----------  ------------

        Net income (loss)                              $ (640,199)  $(2,543,629)
                                                       ===========  ============


Basic and diluted net income (loss) per common share
  Continuing operations                                $    (0.42)  $     (0.88)
  Discontinued operations                                    0.12         (1.18)
                                                       -----------  ------------

        Net income (loss) per common share             $    (0.30)  $     (2.06)
                                                       ===========  ============

Weighted average shares outstanding                     2,161,615     1,233,871
                                                       ===========  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                BLUEGATE CORPORATION
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                     __________

                                                    SERIES A            SERIES B
                             COMMON STOCK       PREFERRED STOCK      PREFERRED STOCK    ADDITIONAL
                        --------------------  -------------------  -------------------   PAID-IN     SUBSCRIPTION
                          SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL      RECEIVABLE
                        ----------  --------  ---------  --------  ---------  --------  ------------  -------------
Balance at December
  31, 2002                658,176   $   658        120   $      -        23   $      -  $ 3,779,859   $           -

Issuance of common
  stock for cash          926,333       926          -                    -          -    1,298,272               -

Issuance of common
  stock upon conver-
  sion of 23 shares
  of Series B Prefer-
  red Stock                57,500        57          -          -       (23)         -          (57)              -

Issuance of common
  stock upon conver-
  sion of 4.274 shares
  of Series A Prefer-
  red Stock                50,000        50         (4)         -         -          -          (50)              -

Issuance of common
  stock to pay pro-
  fessional fees           42,500        43          -          -         -          -      254,957               -

Compensatory stock
  options and warrants
  issued to employees
  and consultants               -         -          -          -         -          -      240,292               -

Cancellation of common
  stock                    (7,500)       (7)         -          -         -          -            7               -

Net loss                        -         -          -          -         -          -            -               -
                        ----------  --------  ---------  --------  ---------  --------  ------------  -------------

Balance at December
  31, 2003              1,727,009   $ 1,727        116          -         -          -  $ 5,573,280               -
                        ----------  --------  ---------  --------  ---------  --------  ------------  -------------


                           DEFERRED      ACCUMULATED
                         COMPENSATION      DEFICIT        TOTAL
                        --------------  -------------  ------------
Balance at December
  31, 2002              $     (93,100)  $ (4,159,749)  $  (472,332)

Issuance of common
  stock for cash                                   -     1,299,198

Issuance of common
  stock upon conver-
  sion of 23 shares
  of Series B Prefer-
  red Stock                         -              -             -

Issuance of common
  stock upon conver-
  sion of 4.274 shares
  of Series A Prefer-
  red Stock                         -              -             -

Issuance of common
  stock to pay pro-
  fessional fees                    -              -       255,000

Compensatory stock
  options and warrants
  issued to employees
  and consultants              81,092              -       321,384

Cancellation of common
  stock                             -              -             -

Net loss                            -     (2,543,629)   (2,543,629)
                        --------------  -------------  ------------

Balance at December
  31, 2003              $     (12,008)  $ (6,703,378)  $(1,140,379)
                        --------------  -------------  ------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                       BLUEGATE CORPORATION
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                          FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003
                                                            __________

                                                 SERIES A            SERIES B
                           COMMON STOCK       PREFERRED STOCK     PREFERRED STOCK     ADDITIONAL
                        ------------------  -------------------  ------------------    PAID-IN      SUBSCRIPTION      DEFERRED
                         SHARES    AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       RECEIVABLE     COMPENSATION
                        ---------  -------  ---------  --------  --------  --------  ------------  --------------  --------------
Balance at December
  31, 2003              1,727,009  $ 1,727       116          -         -         -  $ 5,573,280               -   $     (12,008)


Issuance of common
 stock for legal
 services                   2,500        3         -          -         -         -        2,161               -               -

Conversion of Series A
  preferred stock to
  common stock             64,160       64        (5)         -         -         -          (64)              -               -

Issuance of common
  stock for cash          755,140      755         -          -         -         -      609,073         (11,141)              -

Amortization of
  deferred compen-
  sation                        -        -         -          -         -         -            -               -          12,008

Net loss                        -        -         -          -         -         -            -               -               -
                        ---------  -------  ---------  --------  --------  --------  ------------  --------------  --------------

Balance at December
  31, 2004              2,548,809  $ 2,549       111   $      -         -  $      -  $ 6,184,450   $     (11,141)  $           -
                        =========  =======  =========  ========  ========  ========  ============  ==============  ==============


                         ACCUMULATED
                           DEFICIT        TOTAL
                        -------------  ------------
Balance at December
  31, 2003              $ (6,703,378)  $(1,140,379)


Issuance of common
 stock for legal
 services                          -         2,164

Conversion of Series A
  preferred stock to
  common stock                     -             -

Issuance of common
  stock for cash                   -       598,687

Amortization of
  deferred compen-
  sation                           -        12,008

Net loss                    (640,199)     (640,199)
                        -------------  ------------

Balance at December
  31, 2004              $ (7,343,577)  $(1,167,719)
                        =============  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                    BLUEGATE CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                         __________

                                                                   2004             2003
                                                             -----------------  ------------
Cash flows from operating activities:
  Net loss                                                   $       (640,199)  $(2,543,629)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    loss (income) from discontinued operations                       (273,213)    1,455,859
    Depreciation expense                                               43,253        83,506
    Provision for bad debt                                             46,000         2,000
    Deferred revenue                                                  169,590        22,515
    Common stock issued for services                                    2,164        67,068
    Compensatory stock options                                         12,008       321,384
    Changes in operating assets and liabilities:
      Accounts receivable                                            (173,081)      (41,175)
      Prepaid and other assets                                        (27,329)       64,497
      Accounts payable                                                 (1,352)       95,502
      Accrued liabilities                                              (1,056)       42,663
      Advances from employees                                               -        (2,987)
                                                             -----------------  ------------

        Net cash used in continuing operations                       (843,215)     (432,797)
        Net cash used in discontinued operations                     (456,627)     (990,566)
                                                             -----------------  ------------

          Net cash used in operating activities                    (1,299,842)   (1,423,363)
                                                             -----------------  ------------

Cash flows from investing activities:
  Payments received on note receivable                                103,186             -
  Proceeds from sale of broadband operations                          500,000             -
  Purchase of computers and equipment                                  (6,213)      (20,715)
                                                             -----------------  ------------

        Net cash used by continuing operations                         (6,213)      (11,244)
        Net cash provided (used) by discontinued operations           603,186        (9,471)
                                                             -----------------  ------------

          Net cash provided (used) by investing activities            596,973       (20,715)
                                                             -----------------  ------------

Cash flows from financing activities:
  Proceeds from book overdraft                                        (54,085)       29,807
  Proceeds from notes payable to related parties                       74,833       131,080
  Repayment of notes payable to related parties                      (325,143)      (41,000)
  Proceeds from notes payable                                         450,000        98,183
  Repayment of notes payable                                          (47,200)      (63,705)
  Proceeds from issuance of common stock                              598,687     1,299,198
                                                             -----------------  ------------

        Net cash provided by continuing operations                    297,092     1,453,563
        Net cash provided by discontinued operations                  400,000             -
                                                             -----------------  ------------

          Net cash provided by financing activities                   697,092     1,453,563
                                                             -----------------  ------------

Net increase (decrease) in cash and cash equivalents                   (5,777)        9,485

Cash and cash equivalents at beginning of period                        9,485             -
                                                             -----------------  ------------

Cash and cash equivalents at end of period                   $          3,708   $     9,485
                                                             =================  ============

Supplemental disclosure of cash flow information:

    Cash paid for interest expense                           $         33,277   $    15,765
                                                             =================  ============

    Cash paid for income taxes                               $              -   $         -
                                                             =================  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              BLUEGATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

     Bluegate Corporation (the "Company") is a Nevada Corporation that was originally established to conduct an effort to capitalize on the telecommunications industry downturn that began during 2000. The Company has now focused its efforts on providing the healthcare community BLUEGATE, the Company's secure medical network using Cisco System's(TM) virtual private network technology to assist in compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPPA").

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


                                    Continued

                              BLUEGATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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

     LOSS  PER  SHARE
     ----------------

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2004 and 2003 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2004 and 2003.

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

                                    Continued

                              BLUEGATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

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

                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     ---------------------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     --------------------------------------------------------

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

     In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     ---------------------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     --------------------------------------------------------

     In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have any impact on its financial position or results of operations.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended December 31, 2004 and 2003 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. The Company experienced negative financial results as follows:

                                                     2004          2003
                                                 ------------  ------------
Net loss                                         $  (640,199)  $(2,543,629)
Negative cash flow from continuing operations       (843,215)     (432,797)
Negative working capital                          (1,241,177)   (1,743,942)
Stockholders' deficit                             (1,167,719)   (1,140,379)
Book overdraft                                        (9,620)      (63,705)

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


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.   DISCONTINUED  INTERNET  SERVICE  PROVIDER  OPERATIONS
     -----------------------------------------------------

     Effective June 21, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company received a total of $1,150,000, consisting of $900,000 in cash and a $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. As a result of the Agreement the Company's operations are now solely based on Bluegate (TM), the Company's branded HIPAA compliant broadband digital connectivity service for health care providers. Following is analysis of assets sold under the agreement:

Assets sold:
  Property and equipment                          $  238,346
  Goodwill associated with connectivity business     200,346
  Accounts receivable                                 72,650
                                                  ----------

                                                     511,342
                                                  ----------
Consideration received
  Note payable assumed                               400,000
  Deferred revenue                                   145,555
  Cash                                               500,000
  Note receivable                                    250,000
                                                  ----------
                                                   1,295,555
                                                  ----------

     Gain recognized                              $  784,213
                                                  ----------

     Following is an analysis of the discontinued operations of Crescent ISP, presented in the accompanying financial statements:

                                                 2004         2003
                                              ----------  ------------
Sales and service revenue                     $ 847,551   $ 1,854,289

Cost of sales and services                      680,830     1,359,690
                                              ----------  ------------

  Gross margin                                  166,721       494,599

Selling, general and administrative expenses    657,395     1,919,626
                                              ----------  ------------

Loss from operations                           (490,674)   (1,425,027)

Interest expense                                (20,326)      (30,832)
                                              ----------  ------------

    Net loss                                  $(511,000)  $(1,455,859)
                                              ==========  ============


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


4.   ACCOUNTS  RECEIVABLE,  NET
     --------------------------

     Accounts  receivable,  net  consists of the following at December 31, 2004:

Accounts receivable             $257,856
Less allowance for bad debts      48,000
                                --------

                                $209,856
                                ========

5.   FURNITURE  AND  EQUIPMENT,  NET
     -------------------------------

     Furniture and equipment, net consists of the following at December 31, 2004:

Computer and internet equipment    $  35,677
Software                             164,934
Office furniture and equipment        55,964
                                   ----------

                                     256,575
Less accumulated depreciation       (183,117)
                                   ----------

                                   $  73,458
                                   ==========

     Depreciation expense for the years ended December 31, 2004 and 2003 was $97,626 and $197,506, respectively. Depreciation expense is presented in the accompanying statement of operations as follows

                             2004      2003
                            -------  --------
Cost of sales and services  $43,253  $ 83,506

Discontinued operations      54,373   114,000
                            -------  --------

                            $97,626  $197,506
                            =======  ========

6.   NOTES  PAYABLE

     Note payable at December 31, 2004 consists of a note payable to a corporation, bearing interest at a 15% per year and is due on demand. This note  is  unsecured.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Notes payable to related parties consist of the following at December 31, 2004:

Convertible note payable to Laguna Rig Service,
  Inc., (a company controlled by Robert Davis, a
  director/founding stockholder of the Company).
  This note bears interest at a stated rate of 8%
  per year and is due on demand. If demand is not
  made by the note holder, the final maturity date
  is January 1, 2010. Interest is due monthly. This
  note provides the holder an option for immediate
  conversion into shares of the Company's common
  stock at a conversion price of $0.05 per share.
  The conversion price at the date this note was
  negotiated was below the fair value of the Com-
  pany's common stock.                                $ 26,475

Convertible notes payable to Manfred Sternberg
  (officer/director/founding stockholder of the
  Company) and Madred Partners, Ltd. (a company
  controlled by Robert Davis, a director/
  founding stockholder of the Company).  These
  notes bear interest at a stated rate of 8% per
  year and are due on demand.  If demand is not
  made by the note holders, the final maturity
  dates of these notes will occur at various
  dates through January 2010. Interest is due
  monthly. These notes provide the holders an
  option for immediate conversion into shares of
  the Company's common stock at a conversion
  price of $0.05 per share.  The conversion price
  at the date these notes were negotiated was
  below the fair value of the Company's common
  stock.                                               128,710

Convertible notes payable to Manfred Sternberg
  (officer/director/founding stockholder of the
  Company)and Madred Partners, Ltd. (a company
  controlled by Robert Davis, a officer/founding
  stockholder of the Company). These notes bear
  interest at a stated rate of 8% per year and
  are due on demand.  If demand is not made by
  the note holders, the final maturity dates of
  these notes will occur at various dates
  through January 2010.  Interest is due monthly.
  These notes provide the holders an option for
  immediate conversion into shares of the
  Company's common stock at a conversion price of
  $0.05 per share.  The conversion price at the
  date these notes were negotiated was below the
  fair value of the Company's common stock.            134,000


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   NOTES  PAYABLE  TO  RELATED  PARTIES,  CONTINUED
     ------------------------------------------------

Notes payable to MPH Production Company (a company
  controlled by Robert Davis, an officer/founding
  stockholder of the Company) and Manfred Sternberg (an
  officer/founding stockholder of the Company).  These
  notes bear interest at a stated rate of 15% per year
  and are due on demand.  If demand is not made by the
  note holders, the final maturity dates of these
  notes will occur on January 1, 2014.  Interest is
  due monthly beginning on February 1, 2004.  These
  notes are collateralized by substantially all assets
  of the Company.                                          99,833
                                                         --------

    Total notes payable to related parties               $389,018
                                                         ========

8.   ACCRUED  LIABILITIES
     --------------------

     Accrued  liabilities  consists  of  the  following  at  December  31, 2004:

Accrued payroll tax liability                 $122,596
Accrued penalties on payroll tax liability      81,836
Accrued medical insurance                        9,287
Accrued sales taxes                              9,052
Accrued interest expense                        73,866
                                              --------

                                              $296,637
                                              ========

     The accrued payroll tax liability includes a $81,836 balance that was assumed in connection with the reverse acquisition of Berens Industries, Inc. in 2002. Penalties and interest incurred on this liability have been accrued through December 31, 2004; however such penalties and interest may continue to accrue. Accordingly, this payroll tax liability could increase significantly if not settled in the near term in an amount that is satisfactory to the Company.


9.   INCOME  TAXES
     -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2004 were as follows:

Liability
---------
Basis of property and equipment        $     5,000
                                       ------------

Assets
------
Benefit from carryforward of net         2,487,000
  operating loss
Accrued interest to related parties         25,000
Allowance for doubtful accounts             16,000
                                       ------------

  Total assets                           2,528,000

Less valuation allowance                (2,523,000)
                                       ------------

                                             5,000
                                       ------------

    Net deferred tax asset             $         -
                                       ------------


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


9.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2004  and  2003  is  as  follows:

                                     YEAR ENDED             YEAR ENDED
                                 DECEMBER 31, 2004      DECEMBER 31, 2003
                               ---------------------  ---------------------
                                 AMOUNT     PERCENT     AMOUNT     PERCENT
                               ----------  ---------  ----------  ---------
Benefit for income tax at
  federal statutory rate       $ 217,668       34.0%  $ 864,834       34.0%
Non-deductible meals and
  entertainment                   (2,599)      (0.4)     (4,115)      (0.2)
Non-deductible interest
  expense                        (25,000)      (3.9)          -          -
Non-deductible compensation            -          -    (195,971)      (7.7)
Increase in valuation
  allowance                     (190,069)     (29.7)   (664,748)     (26.1)
                               ----------  ---------  ----------  ---------

    Total                      $       -          -%  $       -          -%
                               ==========  =========  ==========  =========

     At December 31, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $7,308,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2024. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $1,144,000 of net operating losses incurred prior to July 23, 2001 was significantly limited as a result of the change of control that occurred in connection with the Company's reverse acquisition of Berens Industries, Inc. (See Note 2). The benefit could be subject to further limitations if significant future ownership changes occur in the Company.


10.  STOCKHOLDERS'  EQUITY
     ---------------------

     REVERSE  STOCK  SPLIT
     ---------------------

     Effective September 24, 2004, the Company's board of directors declared a 20 for 1 reverse stock split. The reverse stock split has been reflected in the accompanying consolidated financial statements and all references to common stock outstanding, additional paid in capital, weighted average shares outstanding and per share amounts prior to the record date of the reverse stock split have been restated to reflect the stock split on a retroactive basis.

     COMMON  STOCK
     -------------

     The Company entered into agreements to sell common stock under Regulation S to various foreign investors. During the years ended December 31, 2004 and 2003, the Company issued 755,140 and 902,634 shares under Regulation S at prices ranging from approximately $0.50 to approximately $2.80 per share.

     During the years ended December 31, 2004 and 2003, the Company issued common stock to an attorney and to various consultants for legal and financial services. These transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933. During the years ended December 31, 2004 and 2003, the Company issued 2,500 and 42,500 shares for services aggregating $2,164 and $255,000, respectively, under these arrangements.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


10.  STOCKHOLDERS'  EQUITY
     ---------------------

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     During 2001 the Company's board of directors approved the issuance of 120 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $5,000 per share. Each share of Series A convertible preferred stock may be converted, at the option of the shareholder, into 11,698.75 shares of common stock with fractional shares permitted.

     SERIES  B  PREFERRED  STOCK
     ---------------------------

     During 2002 the Company's board of directors approved the issuance of 100 shares of Series B convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $200 per share. On October 11, 2002 the Company issued 23 shares of such stock to retire certain liabilities totaling $72,768 and to obtain indemnification from certain contingencies assumed in the reverse acquisition of Berens Industries, Inc. (See Note 2). All Series B Preferred Stock was converted to common in 2003.

     STOCK  OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The board of directors approves the issuance of all stock options. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant, less a discount approved by the board of directors. The options vest immediately or over a period of time as determined at the date of grant.

     STOCK  OPTION  PLAN
     -------------------

     The Company has adopted the 2002 Stock and Stock Option Plan (the "Plan") under which incentive stock options for up to 450,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Plan is designed to attract and reward key executive personnel. As of December 31, 2004, the Company has granted 125,000 options under the Plan.

     Stock options granted pursuant to the Option Plan expire as determined by the board of directors. All of the options granted by the Company are to be granted at an option price equal to the fair market value of the common stock at the date of grant.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the years ended December 31, 2004 and 2003 follows:

                                                 2004         2003
                                              -----------  -----------
Net loss as reported                          $  640,199   $2,543,629

Proforma net loss                              1,161,499   $2,685,006

Basic and diluted loss per share as reported  $     0.30   $     2.06

Proforma basic and diluted loss per share     $     0.54   $     0.11

Risk free interest rate                              4.5%         3.5%

Dividend yield                                       -0-          -0-

Weighted average volatility                          190%         100%

Weighted-average expected life of options         5 yrs.       3 yrs.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     SUMMARY  OF  STOCK  OPTIONS
     ---------------------------

     A summary of the Company's stock option activity and related information for the years ended December 31, 2004 and 2003 follows:

                               NUMBER OF               WEIGHTED-
                                SHARES                  AVERAGE
                                 UNDER     EXERCISE     EXERCISE
                                OPTIONS      PRICE       PRICE
                               ---------  -----------  ----------
Outstanding-December 31, 2002    137,690  $2.10        $     2.10

  Granted                         85,850  $2.00-$6.00  $     3.00
  Cancelled                            -
                               ---------

Outstanding-December 31, 2003    223,540  $2.00-$6.00  $     2.40

  Granted                        125,000  $4.40        $     4.40
  Cancelled                            -            -           -
                               ---------

Outstanding-December 31, 2004    348,540  $2.00-$6.00  $     3.12
                               =========

     The weighted-average fair value of options granted during the years ended December 31, 2004 and 2003 was $0.21 and $0.19, respectively. The compensation expense associated with these options is being recognized ratably over the service period required of the employees.

 NUMBER OF                 REMAINING
COMMON STOCK   CURRENTLY   CONTRACTUAL        EXERCISE
EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)  PRICE
------------  -----------  ---------------  ------------  ------
      68,176       68,176  November 2011             6.8  $ 2.00
      67,015       67,015  February 2012             7.2    2.00
       2,500        2,500  October 2012              7.8    2.00
       5,000        5,000  January 2008              3.0    6.00
      12,500       12,500  January 2008              3.0    2.00
       8,333        8,333  April 2008                3.3    2.00
       8,333        8,333  July 2008                 3.5    2.00
       8,333        8,333  October 2008              3.8    2.00
      30,850       30,850  October 2008              3.8    4.00
      12,500       12,500  December 2008             3.9    2.00
     125,000      125,000  January 2009              4.0    4.40
------------  -----------

     348,540      348,540
============  ===========


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     SUMMARY OF STOCK WARRANTS
     -------------------------

     A summary of the Company's warrant activity and related information for the years ended December 31, 2004 and 2003 follows:

                               NUMBER OF                WEIGHTED-
                                SHARES                   AVERAGE
                                 UNDER      EXERCISE     EXERCISE
                                OPTIONS      PRICES       PRICE
                               ---------  ------------  ----------
Outstanding-December 31, 2002     73,500  $2.00-$10.00  $     8.20

  Granted                         43,040  $0.20-$4.00   $     3.80
                               ---------

Outstanding-December 31, 2003    116,540  $0.20-$10.00  $     6.60

  Granted                              -             -           -
                               ---------

Outstanding-December 31, 2004    116,540  $0.20-$10.00  $     6.60
                               =========

     The weighted-average fair value of warrants granted during the year ended December 31, 2003 was $0.38.

 NUMBER OF                                   REMAINING
COMMON STOCK   CURRENTLY                    CONTRACTUAL   EXERCISE
EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  -----------  ---------------  ------------  ---------
      37,500       37,500  November 2005             3.9  $   10.00
       5,000        5,000  February 2008             3.2       2.00
      11,000       11,000  July 2008                 3.5       2.00
      20,000       20,000  March 2009                4.2      10.00
      15,000       15,000  March 2008                3.3       4.00
      25,000       25,000  July 2008                 3.5       3.80
       2,500        2,500  November 2008             3.8       2.00
         540          540  November 2008             3.8       0.20
------------  -----------

     116,540      116,540
============  ===========

11.  LEASE  COMMITMENT
     -----------------

     The Company operates from leased office space under an operating lease that expires in July 2005 and includes no provisions for extension. The lease includes lease payments escalation and provisions for other increases to rental payments should certain costs of the landlord increase. The Company also pays monthly access fees to the buildings in which it provides its broadband services. Future annual lease payments due under this lease in 2005 are $54,539

     Rent expense incurred under operating leases for years ended December 31, 2004 and 2003 was $92,591 and $95,416, respectively. During the years ended December 31, 2004 and 2003, the Company received sublease income of $45,725 and $2,500, respectively.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2004 and 2003, the Company engaged in various related party transactions as follows:

     - During 2003, 2002 and 2001 the Company entered into note payable agreements with various, officers, employees, directors and/or founding stockholders. These notes are described in Note 5.

     - During 2002, the Company entered into a factoring arrangement on its accounts receivable with Manfred Sternberg. The amount due under this factoring arrangement was $34,265 at December 31, 2002 and the factoring agreement was fully repaid in 2003.

     - During 2001, the company entered into a $150,000 line of credit agreement with Manfred Sternberg and Robert Davis. The total amount due under this line of credit agreement at December 31, 2003 was 100,755 and the balance was fully repaid in 2004.

     - During the years ended December 31, 2004 and 2003, the Company incurred interest expenses on related party debt of approximately $35,000 in each year.

     - The Company has a three year employment agreement with Manfred Sternberg, the Company's chief executive officer, that extends through January 1, 2007 and provides for a base salary of $180,000. Under the employment agreement, the Company committed to the issuance of options for 450,000 shares of the Company's common stock at $4.40 per share in three stages. On January 1, 2004, the Company's CEO was granted 125,000 five year options to purchase shares at $4.40 per share. The CEO will be issued 150,000 and 175,000 additional options at January 1, 2005 and 2006, respectively. The employment agreement also contains a provision that in the event of a change of control, the Company will pay Mr. Sternberg the sum of $2,000,000, all pending compensation for future consideration would become immediately due and payable, and all options would become immediately fully vested.


12.  NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES
     ------------------------------------------------

     During the year ended December 31, 2004, he Company engaged in certain non-cash investing and financing activities as follows:

     The Company recognized proceeds from a $400,000 note payable as a component of the sales price of its broadband operations. (See Note 3)

     The Company accepted a $250,000 note receivable as part of the sales price of its broadband operations. (See Note 3)

                                  EXHIBIT INDEX

Exhibit  Exhibit
Number   Description
--------------------------------------------------------
10.1     Employment Agreement of Greg Micek

14.1     Code of Ethics

31.1     Certification pursuant to Section 13a-14 of CEO

31.2     Certification pursuant to Section 13a-14 of CFO

32.1     Certification pursuant to Section 1350 of CEO

32.2     Certification pursuant to Section 1350 of CFO

99.1     Audit Committee Charter