Form 10QSB
period 2005-03-31
BLUEGATE CORP
filed 2005-05-13
CIK 768216

--------------------------------------------------------------------------------

                                  UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For  the  quarterly  period  ended  March  31,  2005

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For  the  transition  period  from  ---  to  ---

                        Commission file number: 000-22711

                              BLUEGATE  CORPORATION
                 (Name  of  small  business  issuer  in  its  charter)

                      Nevada                               76-0640970
       (State  or  other  jurisdiction  of              (I.R.S.  Employer
         incorporation  or  organization)              Identification  No.)

            701 North Post Oak Road, Suite 630, Houston, Texas 77024
                    (Address of principal executive offices)

                voice:  713-686-1100           fax:  713-682-7402
                 Issuer's Telephone Number, Including Area Code

     Check  whether  the  Issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  |X|   | |  No

     On May 9, 2005, the registrant had outstanding 4,899,637 shares of Common Stock, $0.001 par value per share.

     Transitional  Small  Business  Disclosure  Format:     Yes  | |   No  |X|

                                     PART  I
                              FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.




                              BLUEGATE CORPORATION
                                   __________




              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                              BLUEGATE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   __________


                                                              MARCH 31,     DECEMBER 31,
                                                                 2005           2004
     ASSETS                                                  (UNAUDITED)       (NOTE)
     ------                                                  ------------  --------------
Current assets:
  Cash and cash equivalents                                  $    36,617   $       3,708
  Accounts receivable,                                           212,124         209,856
  Note receivable                                                126,026         146,814
  Other                                                           30,234          29,429
                                                             ------------  --------------

    Total current assets                                         405,001         389,807

Goodwill                                                          50,160               -

Property and equipment, net                                       96,803          73,458
                                                             ------------  --------------

      Total assets                                           $   551,964   $     463,265
                                                             ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                             $         -   $       9,620
  Notes payable                                                   12,800           2,800
  Notes payable to related parties                                34,000         389,018
  Accounts payable                                               592,021         715,836
  Accrued liabilities                                            269,375         296,637
  Deferred revenue                                               196,202         217,073
                                                             ------------  --------------

    Total current liabilities                                  1,104,398       1,630,984
                                                             ------------  --------------

Commitment and contingencies

Stockholders' deficit:
  Series A Convertible Non-Redeemable Preferred stock,
    $.001 par value, 20,000,000 shares authorized, 110,242
    shares issued and outstanding, $5,000 per share
    liquidation preference ($551,210 aggregate liquida-
    tion preference)                                                   -               -
  Series B Convertible Non-Redeemable Preferred stock,
    $0.001 par value, 10,000,000 shares authorized, no
    shares issued and outstanding                                      -               -
  Common stock, $.001 par value, 50,000,000 shares auth-
    orized, 3,239,825 shares issued and outstanding                3,240           2,549
  Additional paid-in capital                                   7,597,229       6,184,450
  Subscription receivable                                         (8,510)        (11,141)
  Deferred compensation                                         (346,867)              -
  Unissued common stock                                        1,047,201               -
  Accumulated deficit                                         (8,844,727)     (7,343,577)
                                                             ------------  --------------

    Total stockholders' deficit                                 (552,434)     (1,167,719)
                                                             ------------  --------------

      Total liabilities and stockholders' deficit            $   551,964   $     463,265
                                                             ============  ==============


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                             See accompanying notes.

                              BLUEGATE CORPORATION

             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS MARCH 31, 2005 AND 2004

                                    __________


                                                         MARCH 31,     MARCH 31,
                                                            2005         2004
                                                        ------------  -----------
Service revenue                                         $   359,547   $  194,535

Cost of services                                            175,764      165,442
                                                        ------------  -----------

  Gross margin                                              183,783       29,093

Selling, general and administrative expenses                724,788      238,173
                                                        ------------  -----------

Loss from operations                                       (541,005)    (209,080)
                                                        ------------  -----------

Other income and (expense):
  Interest income                                               728            -
  Loss on conversion of notes payable to common stock      (946,971)           -
  Interest expense                                          (11,283)      (2,768)
  Other expense                                              (2,619)           -
                                                        ------------  -----------

    Other expense, net                                     (960,145)      (2,768)
                                                        ------------  -----------

Loss from continuing operations                          (1,501,150)    (211,848)
                                                        ------------  -----------

Discontinued operations:
  Loss from operation of discontinued broadband
    internet segment                                              -     (224,424)
                                                        ------------  -----------

      Net income (loss)                                 $(1,501,150)  $ (436,272)
                                                        ============  ===========


Basic and diluted net loss per common share             $     (0.46)  $    (0.20)
                                                        ============  ===========

Weighted average shares outstanding                       3,263,370    1,924,627
                                                        ============  ===========


                             See accompanying notes.

                                                       BLUEGATE CORPORATION

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                            __________

                                                  SERIES A             SERIES B
                           COMMON STOCK        PREFERRED STOCK      PREFERRED STOCK    ADDITIONAL
                        ------------------  --------------------  ------------------    PAID-IN     SUBSCRIPTION      DEFERRED
                         SHARES    AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL      RECEIVABLE     COMPENSATION
                        ---------  -------  ---------  ---------  ---------  -------  -----------  --------------  --------------
Balance at December
  31, 2004              2,548,809  $ 2,549        111  $       -          -  $     -  $ 6,184,450  $     (11,141)  $           -

Issuance of common
  stock for cash          161,016      161          -          -          -        -       26,704              -               -

Conversion of notes
  payable and accrued
  interest for unis-
  sued common stock
  and stock options             -        -          -          -          -        -      806,818              -               -

Issuance of common
  stock to an officer
  as compensation         100,000      100          -          -          -        -      100,900              -               -

Issuance of common
  stock to pay con-
  sulting fees            430,000      430          -          -          -        -      377,969              -        (346,867)

Purchase of certain
  assets of a company
  for unissued common
  stock                         -        -          -          -          -        -            -              -               -

Cash received for com-
  mon stock that has
  not been issued               -        -          -          -          -        -            -              -               -

Receipt of cash for
  subscription receiv-
  able                          -        -          -          -          -        -            -          2,631               -

Stock options issued
  for services                  -        -          -          -          -        -      100,388              -               -

Net loss                        -        -          -          -          -        -            -              -               -
                        ---------  -------  ---------  ---------  ---------  -------  -----------  --------------  --------------

Balance at March 31,
  2005                  3,239,825  $ 3,240        111  $       -          -  $     -  $ 7,597,229  $      (8,510)  $    (346,867)
                        =========  =======  =========  =========  =========  =======  ===========  ==============  ==============


                         UNISSUED
                          COMMON     ACCUMULATED
                          STOCK        DEFICIT        TOTAL_
                        ----------  -------------  ------------
Balance at December
  31, 2004              $        -  $ (7,343,577)  $(1,167,719)

Issuance of common
  stock for cash                 -             -        26,865

Conversion of notes
  payable and accrued
  interest for unis-
  sued common stock
  and stock options        706,041             -     1,512,859

Issuance of common
  stock to an officer
  as compensation                -             -       101,000

Issuance of common
  stock to pay con-
  sulting fees                   -             -        31,532

Purchase of certain
  assets of a company
  for unissued common
  stock                    116,160             -       116,160

Cash received for com-
  mon stock that has
  not been issued          225,000             -       225,000

Receipt of cash for
  subscription receiv-
  able                           -             -         2,631

Stock options issued
  for services                   -             -       100,388

Net loss                         -    (1,501,150)   (1,501,150)
                        ----------  -------------  ------------

Balance at March 31,
  2005                  $1,047,201  $ (8,844,727)  $  (552,434)
                        ==========  =============  ============


                             See accompanying notes.

                                BLUEGATE CORPORATION
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                     __________


                                                           MARCH 31,     MARCH 31,
                                                              2005         2004
                                                          ------------  -----------
Cash flows from operating activities:
  Net loss                                                $(1,501,150)  $ (436,272)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                           1,281,924      207,385
                                                          ------------  -----------

      Net cash used by continuing operations                 (219,226)    (206,477)
      Net cash used by discontinued operations                      -      (22,410)
                                                          ------------  -----------

        Net cash used by operating activities                (219,226)    (228,887)
                                                          ------------  -----------

Cash flows from investing activities:
  Payments received on note receivable                         20,788            -
  Purchase of computers and equipment                         (42,769)           -
  Proceeds from disposition of property and equipment               -        4,366
                                                          ------------  -----------

      Net cash used by continuing operations                  (21,981)       4,366
      Net cash used by discontinued operations                      -            -
                                                          ------------  -----------

        Net cash provided (used) by investing activities      (21,981)       4,366
                                                          ------------  -----------

Cash flows from financing activities:
  Repayment of book overdraft                                  (9,620)     (28,766)
  Proceeds from notes payable                                  10,000       40,000
  Repayment of notes payable                                        -         (795)
  Repayment of notes payable to related parties                     -      (14,000)
  Collection of subscription receivable                         2,631            -
  Proceeds from sale of common stock                          251,865      227,587
                                                          ------------  -----------

      Net cash provided by continuing operations              274,116      224,026
      Net cash provided by discontinued operations                  -            -
                                                          ------------  -----------

        Net cash provided by financing activities             274,116      224,026
                                                          ------------  -----------

Net increase (decrease) in cash and cash equivalents           32,909         (495)

Cash and cash equivalents at beginning of period                3,708        9,485
                                                          ------------  -----------

Cash and cash equivalents at end of period                $    36,617   $    8,990
                                                          ============  ===========


Non-Cash Investing and Financing Activities:

  Issuance of common stock for acquisition
    of TEKMedia Communications, Inc.                      $   116,160   $        -
  Common stock issued for conversion of
    notes payable                                             355,018            -
  Common stock issued for conversion of
    accrued interest                                           56,573            -
  Common stock issued for conversion of
    Accounts payable                                          154,297            -

                              See accompanying notes.

                              BLUEGATE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES
     ------------------------------------------------------------

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

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Bluegate Corporation (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     STOCK-BASED  COMPENSATION
     -------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for
     Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements.

                              BLUEGATE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES,  CONTINUED
     ------------------------------------------------------------------------

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

     REVENUE  RECOGNITION
     --------------------

     Revenue from telecommunications services are recognized based upon contractually determined service charges to individual customers. Telecommunications services are billed in advance and revenues are deferred until the period in which the services are provided. At March 31, 2005 and December 31, 2004, deferred service revenue was $196,202 and $217,073, respectively.

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2004 and 2003, the Company experienced negative financial results as follows:

                                               2004          2003
                                           ------------  ------------
       Net loss                            $  (640,199)  $(2,543,629)
       Negative cash flow from operations   (1,299,842)   (1,423,363)
       Negative working capital             (1,241,177)   (1,743,942)
       Stockholders' deficit                (1,167,719)   (1,140,379)

     These negative factors have continued during the three months ended March 31, 2005 and raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has supported current operations by: 1) raising additional operating cash through private placements of its common stock, and 2) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

     These steps have provided the Company with the cash flows to continue its business plan, but have not resulted in significant improvement in the Company's financial position. Management is considering alternatives to address its critical cash flow situation that include:

                              BLUEGATE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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


3.   ACQUISITION  OF  TEKMEDIA  COMMUNICATIONS,  INC.("TEKMEDIA")
     ------------------------------------------------------------

     On March 1, 2005, the Company acquired the assets of TEKMedia in exchange for 132,000 shares of the Company's common stock. Following is an analysis of the assets acquired and the purchase price:

     Assets acquired:
       Accounts receivable    66,000
       Goodwill               50,160
                            --------

     Common stock issued    $116,160
                            ========


4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate of 34% and the Company's effective rate is primarily attributable to increases in the valuation allowance offset against deferred tax assets associated with the Company's net operating losses.

                              BLUEGATE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the three months ended March 31, 2005, the Company engaged in various transactions affecting stockholders' equity, as follows:

     - The Company sold common stock under Regulation S to various foreign investors under investment agreements entered into during 2002. The investment agreements generally provide for the sale of restricted common stock at 35% of the current trading price in the United States. During the three month period ended March 31, 2005 161,016 shares were issued for $26,865.

     - Officers and directors holding convertible notes totaling $355,018, agreed to convert those notes, related accrued interest of $56,573 and accounts payable for legal services of $154,297 into common stock. The stock was issued subsequent to March 31, 2005. In connection with the conversions, the Company issued the officers and directors a total of 1,008,630 three-year options to acquire shares of the Company's common stock. The options are exercisable after a vesting period at $1.00 per share. The unissued common stock and the stock options granted under the conversion totaled were valued at $1,512,859 and the Company recognized a loss on the conversion of $946,971

     - The Company issued 10,000 shares of common stock to a director as compensation totaling $101,000.

     -    The  Company  issued  common  stock  for  consulting services totaling
          $31,532.

     - The Company purchased certain assets of TEKMedia in exchange for 132,000 shares of common stock valued at $116,160. These shares were not yet issued at March 31, 2005.

     - The Company sold common stock for $225,000 in, however the shares have not been issued.

     -    The Company received cash totaling $2,631 for subscription receivable.

     - The Company issued options to acquire shares of the Company's common stock to a consultant. The options are exercisable after a vesting period at $1.00 per share.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.


FORWARD-LOOKING  STATEMENT

     This Management's Discussion and Analysis should be read in conjunction with the audited financial statements and notes thereto as set forth in our annual report on Form 10-KSB for the year ended December 31, 2004.

     Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

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

     REVENUE RECOGNITION. Revenue is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At March 31, 2005, total deferred service revenue was $196,202.

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

     We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors made a going concern qualification in their report dated March 28, 2005 (included in our annual report on Form 10-KSB for the year ended December 31, 2004), which raises substantial doubt about our ability to continue as a going concern.

     During the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003, we have been unable to generate cash flows sufficient to support its operations and have been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2004 and 2003, the Company experienced negative financial results as follows:

                                              Year
                                              Ended
                                              December 31,

                                          2004           2003
                                      ------------  --------------

  Net loss                            $  (640,199)  $  (2,543,629)
  Negative cash flow from operations   (1,299,842)     (1,423,363)
  Negative working capital             (1,241,177)     (1,743,942)
  Stockholders' deficit                (1,167,719)     (1,140,379)

     During the three months ended March 31, 2005, we experienced negative financial results as follows:

                                                          Three Months
                                                         Ended March 31,

                                                       2005              2004
                                                   --------------   --------------

  Net loss                                       $     (1,501,150)  $    (436,272)
  Negative cash flow from continuing operations          (219,226)       (228,887)
  Negative working capital                               (699,397)     (1,868,580)
  Stockholders' deficit                                  (552,434)     (1,337,064)


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

     We have supported current operations by: 1) selling off our traditional connectivity services business, 2) raising additional operating cash through the private sale of our common stock and options, 3) selling convertible and 4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2005  COMPARED  TO
THE  THREE  MONTHS  ENDED  MARCH  31,  2005.

     During the three months ended March 31, 2005, our service revenue was $359,547 compared to $194,535 for the three months ended March 31, 2004. This represents arevenue increase of $165,012 and is primarily attributable to our efforts to market BLUEGATE (tm) which is our core business.

     Our cost of sales (cost of services) for the three months ended March 31, 2005 was $175,764 compared to $165,442 for the three months ended March 31, 2004. The increase in cost of sales is due to higher interconnect fees and costs associated with BLUEGATE (tm).

     Our gross margin for the three months ended March 31, 2005 was $183,783 compared to $29,093 for the three months ended March 31, 2004. The increase in gross margin is attributable to the fact that our gross margin improves as HIPAA revenue increases because our fixed costs are a relatively high portion of our total costs. However, we anticipate that our variable costs will increase as we expand our HIPAA business.

     We incurred selling, general and administrative expenses of $724,788 for the three months ended March 31, 2005 compared to $238,173 for the three months ended March 31, 2004. The increase in SG&A is attributable to our ramp up of our sale and marketing efforts.

     We incurred a net loss of $1,501,150 for the three months ended March 31, 2005 compared to a loss of $436,272 for the three months ended March 31, 2004. The increase in net loss is primarily attributable to non-cash expense of $946,971 that we recorded upon conversion of notes payable to common stock.

     Forecast  of  Growth  in  our  HIPAA Customer Base.  Since we refocused our
     --------------------------------------------------
business activities in 2004 to concentrate on our HIPAA business segment, we have added an aggregate of more than 950 HIPAA customers through May 9, 2005. We forecast an increase in the number of HIPAA customers throughout 2005. This forecast is based on the rate that we are currently acquiring new HIPAA customers. This growth in the number of HIPAA customers is tempered somewhat because we incur marketing costs when we add new customers

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our operations for the three months ended March 31, 2005 were funded by our issuance of common stock and options for cash in private transactions, loans and the proceeds from the sale of our traditional connectivity business in 2004. We have continued to take steps to reduce operating expenses relating to our core business. We have expanded efforts to creating a market for the healthcare industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2005 at the earliest.

     We disposed of our ISP business segment in 2004 for cash proceeds of $900,000 and a promissory note for $250,000 due in June 2005. Our cash on hand at March 31, 2005 was $36,617.

     We are seeking additional capital to fund expected operating costs. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

     If we are unable to raise additional funding, we may have to limit our operations to an extent that we cannot presently determine. The effect of this on our business may require the sale of assets, the reduction or curtailment of new customer acquisition, reduction in the scope of current operations or the curtailment of business operations.

     Our ability to achieve profitability will depend upon our ability to raise additional operating capital, the continued growth in demand for connectivity services and our ability to execute and deliver high quality, reliable connectivity services.

     Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our future capital requirements will depend upon many factors, including the following:

     -    The cost of operating our VPN.

     -    The cost of third-party software.

     -    The cost of sales and marketing.

     -    The rate at which we expand our operations.

     -    The response of competitors.

     -    Our capital expenditures.


ITEM  3.     CONTROLS  AND  PROCEDURES.

(a)  Evaluation  of  disclosure  controls  and  procedures.

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes  in  internal  control  over  financial  reporting.

     During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

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

     Bluegate Corporation v. The Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534, In the 234th Judicial District Court of Harris County, Texas. We recently filed this lawsuit. We filed this lawsuit claiming breach of contract, deceptive trade practices and fraud.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES.

             Information responsive to this Item was previously reported on Form 8-K dated March 31, 2005 and filed April 6, 2005.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

             None.

ITEM  5.     OTHER  INFORMATION.

             None.

ITEM  6.     EXHIBITS.

Exhibit         Exhibit
Number          Name
_____________________________________________________________________

31.1            Certification  pursuant  to  Section  13a-14  of  CEO

31.2            Certification  pursuant  to  Section  13a-14  of  CFO

32.1            Certification  pursuant  to  Section  1350  of  CEO

32.2            Certification  pursuant  to  Section  1350  of  CFO

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.


                              BLUEGATE  CORPORATION



May  13,  2005
                              By:  /s/  Manfred  Sternberg
                              Manfred  Sternberg
                              Director,  Chief  Executive  Officer,  President




May  13,  2005
                              By:  /s/  Greg  J.  Micek
                              Greg  J.  Micek
                              Chief  Financial  Officer

                                  EXHIBIT INDEX


Exhibit         Exhibit
Number          Name
_____________________________________________________________________

31.1            Certification  pursuant  to  Section  13a-14  of  CEO

31.2            Certification  pursuant  to  Section  13a-14  of  CFO

32.1            Certification  pursuant  to  Section  1350  of  CEO

32.2            Certification  pursuant  to  Section  1350  of  CFO