Form 10QSB
period 2005-06-30
BLUEGATE CORP
filed 2005-08-29
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Bluegate Corporation
(Exact name of registrant as specified in its charter)

Commission file number: 0-22711

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 North Post Oak, Road, Suite 630, Houston, Texas	77024
(Address of Principal Executive Office)	(Zip Code)

(713) 686-1100
(Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 5,307,846 common shares outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☑

BLUEGATE CORPORATION

__________

ITEM 1. FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$169,756	$3,708
Accounts receivable, net	108,109	209,856
Inventory	46,231	-
Note receivable	-	146,814
Prepaid expenses and other	31,863	29,429

Total current assets	355,959	389,807

Property and equipment, net	60,516	73,458

Long term investment	30,000	-

Total assets	$446,475	$463,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible notes payable, net of unamortized discount of $$47,266	$86,734	$389,018
Note payable	12,800	2,800
Accounts payable	608,195	725,456
Accrued liabilities	487,425	513,710
Advance on purchase of equity securities	275,000	-

Total current liabilities	1,470,154	1,630,984

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized, 110,242 issued and outstanding, $5,000 pre share liquidation preference($551,210 aggregate liquidation preference)	-	-
Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 5,031,343 and 2,548,809 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5,032	2,549
Additional paid-in capital	9,003,300	6,184,450
Subscription receivable	(15,006)	(11,141)
Deferred compensation	(117,365)	-
Accumulated deficit	(9,899,638)	(7,343,577)

Total stockholders’ deficit	(1,023,678)	(1,167,719)

Total liabilities and stockholders’ deficit	$446,475	$463,265

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service revenue	$409,936	$161,709	$875,767	$372,177

Cost of services	233,720	111,035	421,731	224,631

Gross margin	176,216	50,674	454,036	147,546

Selling, general and administrative expenses	898,329	250,956	2,051,726	596,235

Loss from operations	(722,113)	(200,282)	(1,597,690)	(448,689)

Interest income	(2,184)	-	(2,932)	-
Loss on conversion of notes payable to common stock	-	-	892,882	-
Interest expense	39,393	27,955	70,372	38,795
Other income	-	-	(1,951)	-
Other expense	297	-	-	-

Loss from continuing operations	(759,620)	(228,237)	(2,556,060)	(487,484)

Discontinued operations:
Gain from sale of discontinued broadband internet segment	-	643,627	-	643,627
Loss from operation of discontinued broadband internet segment	-	(133,806)	-	(310,832)

Income from discontinued operations	-	509,821	-	332,795

Net income (loss)	$(759,620)	$281,584	$(2,556,060)	$(154,689)

Basic and diluted:
Net income (loss) per common share	$(0.17)	$0.14	$(0.69)	$(0.08)
Continuing operations	(0.17)	(0.11)	(0.69)	(0.25)
Discontinued operations	-	0.25	-	0.17

Weighted average shares outstanding	4,572,590	2,021,098	3,710,123	1,934,583

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

_______________

	Six Months Ended
	June 30,	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(2,556,060)	$(154,689)
Adjustments to reconcile net loss to net cash usedin operating activities:
Accretion of debt discount	52,734	-
Depreciaton	42,512	4,351
Amortization of deferred compensation	-	12,008
Bad debt expense	103,710	-
Common stock issued for services	491,312	12,000
Common stock options and warrants issued for services	275,186	-
Gain on sale of connectivity business	-	(643,627)
Loss on debt conversion	892,882	-
Impairment of non-current assets	-	36,000
Changes in assets and liabilities:
Accounts receivable	(19,128)	69,385
Inventory	(46,231)	-
Prepaid and other current assets	(8,988)	(7,734)
Accounts payable	198,605	(96,230)
Accrued expenses	42,606	(57,473)
Other assets	(2,184)	-

Net cash used in continuing operations	(533,045)	(515,177)
Net cash used in discontinued operations	-	(310,832)

Net cash used by operating activities	(533,045)	(826,009)

Cash flows from investing activities:
Proceeds from sale of connectivity services business	-	900,000
Purchase of shares for long term investment	(30,000)	-
Payments received on note receivable	20,768	-
Proceeds from sale of property and equipment	-	4,366
Purchase of property and equipment	(29,570)	-

Net cash provided by (used in) continuing operations	(38,802)	4,366
Net cash provided by discontinued operations	-	900,000

Net cash provided by (used in) investing activities	(38,802)	904,366

Cash flows from financing activities:
Decrease in bank overdraft	(9,620)	(63,705)
Proceeds from notes payable	110,000	40,000
Payments on notes payable	-	(321,975)
Advances on purchases of equity securities	275,000	-
Proceeds from subscription receivable	4,134	-
Issuance of common stock for cash	358,381	355,012

Net cash provided by continuing operations	737,895	9,332
Net cash provided by discontinued operations	-	-

Net cash provided by financing activities	737,895	9,332

Net increase in cash and cash equivalents	166,048	87,689

Cash and cash equivalents at beginning of period	3,708	9,845

Cash and cash equivalents at end of period	$169,756	$97,534

Non Cash Transactions:

Issuance of common stock and common stock equivalents for conversion of related party notes payable	$355,018	$-
Issuance of common stock and common stock equivalents for conversion of related accured interest	68,891	-
Issuance of common stock and common stock equivalents for conversion of related party accounts payable	154,297	-
Nationwide settlement:
Accounts receivable	122,429	-
Accounts payable	151,949	-
Note receivable	128,230	-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	2,072	-

BLUEGATE CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation (“Bluegate”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

Stock-Based Compensation

Bluegate applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Bluegate's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if Bluegate had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	THREE-MONTHS ENDED		SIX-MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders as reported	$(759,620)	$281,584	$(2,556,060)	$(154,689)
Stock based employee compensation included in reported net loss	53,707	-	160,424	-
Total stock-based employee compensation expense determined under fair value based method for all options	(450,818)	-	(1,012,473)	-
Pro forma net loss	$(1,156,731)	$281,584	$(3,408,109)	$(154,689)
Basic and diluted loss per share
As reported:
Net income (loss)	$(0.17)	$0.14	$(0.69)	$(0.08)
Continuing operations	(0.17)	(0.11)	(0.69)	(0.25)
Discontinued operations	-	0.25	-	0.17
Pro forma:
Net income (loss)	(0.25)	0.14	(0.92)	(0.08)
Continued operations	(0.25)	(0.11)	(0.92)	(0.25)
Discontinued operations	-	0.25	-	0.17

Weighted average shares outstanding:	4,572,590	2,021,098	3,710,123	1,934,583

Bluegate used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 205%; risk-free interest rates of 5.0%; and expected lives of 3-5 years.

2. CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2005, Bluegate:

•
Signed a $100,000 convertible promissory note. The note bears interest of 10%, matures in November 2005 and is unsecured. The note payable is convertible into common stock at $.50 per share. There were 100,000 detachable warrants attached to the note with a relative fair value of $38,557. The intrinsic value of the conversion feature totaled $61,443 resulting in a discount of $100,000 to the note payable. The discount will be amortized over the life of the note. The details are as follows:

Face value of note payable	$100,000
Less: discount related to warrants	(38,557)
discount related to conversion feature	(61,443)
Add: amortization of discount	52,734
Carrying value of note at June 30, 2005	$52,734

•	Converted $355,018 of principal, $68,891 of interest and $154,297 of accounts payable for 1,008,630 shares of common stock and 1,008,630 warrants. See note 4 for details.

3. NOTE PAYABLE

During the six months ended June 30, 2005, Bluegate borrowed $10,000 under an existing note dated March 2004. The note is due on demand, bears interest of 10% and is unsecured.

4. COMMON STOCK, OPTIONS AND WARRANTS

During the six months ended June 30, 2005, Bluegate:

•
Sold 817,353 shares of common stock and 550,000 warrants for cash proceeds of $358,381. The warrants have an exercise price of $1.00 to $1.25, expire in three years and vest immediately. The relative fair value of the warrants was $135,311. 192,335 of the 817,353 shares were sold under Regulation S to foreign investors for $93,112 with net proceeds of $25,382 to Bluegate and $67,730 retained by the foreign broker.

•
Issued 1,008,630 shares of common stock and 1,008,630 warrants with an aggregate value of $1,471,088 to officers and directors in exchange for their convertible notes payable and accounts payable. Principal of $355,018, interest of $68,891 and accounts payable of $154,297 were converted leaving a loss on conversion to Bluegate of $892,882. The warrants have an exercise price of $1.00, expire in three years and vest immediately.

•	Issued 656,563 shares of common stock valued at $491,312 for services provided by consultants and an officer of Bluegate. The officer received 100,000 shares valued at $101,000.
•	Granted 100,000 warrants in connection with a $100,000 convertible note. See note 2 for details.
•	Received cash totaling $4,134 for subscriptions receivable.
•
Granted 1,875,000 stock options to officers and directors. The intrinsic value was $240,500 of which $158,924 was recognized in the six months ended June 30, 2005. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

•
Granted 275,000 stock options to two consultants. The fair value of the options was $152,052 of which $116,262 was recognized in the six months ended June 30, 2005. The options have an exercise price of $.50 to $1.00, expire in six months to three years and have various vesting terms.

5. LONG TERM INVESTMENT

During the six months ended June 30, 2005, Bluegate purchased 1,500 shares valued at $30,000 of a private company. Bluegate has accounted for this investment under the cost method and intends on holding the shares as a long term investment.

6. SUBSEQUENT EVENTS

Subsequent to June 30, 2005, Bluegate:

•	Issued 50,000 shares of common stock to an investor for conversion of $25,000 of it's convertible note payable.
•	Issued two investors an aggregate of 100,000 shares at $.50 per share. One investor also received warrants to purchase 25,000 shares at $1.00 and warrants to purchase 25,000 shares at $1.25.
•	Issued one investor 500,000 shares at $.50 per share and warrants to purchase 250,000 shares at $1.00 and warrants to purchase 250,000 shares at $1.25 for total consideration of $250,000.
•	Issued one investor 100,000 shares at $.50 per share and warrants to purchase 50,000 shares at $1.00 and warrants to purchase 50,000 shares at $1.25.
•	Issued to each of five investors options to purchase 10,000 shares at $1.50 in consideration for their serving on a medical advisory committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENT

This Management’s Discussion and Analysis as of June 30, 2005 and for the six months ended June 30, 2005, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2004.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely”, “forecast”, “project”, “believe”, “anticipate”, “expect”, and other words of similar meaning, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

ABOUT US

We provide IT outsourcing and managed security solutions for the healthcare industry to enable secure, HIPAA-compliant data communication between hospitals, medical facilities and physician practices from all locations - ultimately enhancing patient care. We also provide affordable access to compatible medical-focused content and applications over the infrastructure to improve practice efficiency and service. We extend IT best practices to the edge of the healthcare network ensuring every physician and healthcare location is as secure as the hospital itself. Our Web site is www.bluegate.com.

In 2004, Memorial Hermann Health Net Providers (MHHNP), announced to its physician members that MHHNP entered into an exclusive contract with us as the newest member value program for all of its physicians. We are MHHNP's preferred Internet and VPN provider for establishing a secure data communication network among the MHHNP membership. The installation schedule began immediately. At this time there are more than 950 MHHNP physician members who use us.

This contract has propelled us into the forefront of the nationwide HIPAA initiative, HIPAA, which stands for Health Insurance Portability and Accountability Act. The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA, Title II) require the Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. Adopting these standards will improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care.

Bluegate is discovering that it appears to singularly solve a particularly vexing piece of the HIPAA: connecting the individual physician’s practice to this secured network. As a result, Bluegate has ambitions to be the national “grid” that all vested parties in the HIPAA initiative turn to when the concern of connecting physicians to the hospital and the insurance companies in a secured manner is addressed.

As a result, Bluegate, in this second quarter, has acquired and deployed significant resources towards this national opportunity. We are actively in contact with institutions around the country as we tell the story of the Bluegate case study that has been deployed in Houston.

Our current overall strategy is twofold:

1.	To fill as much of the national HIPAA compliant secured communications void that exists between the physician and the hospital as we can, and

2.	To “backfill” with services to the physicians that join our Bluegate network to insure we are the IT outsource firm of choice for all of their technology needs.

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

Revenue Recognition

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.

Stock-Based Compensation

Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

General

Effective June 17, 2004, we entered into an Asset Sale Agreement (the “Agreement”) with DFW Internet Services, Inc. (“DFW”), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, we will receive a total of $1,150,000 of which $900,000 was cash and $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to our customers through June 17, 2004. Further, DFW entered into a one-year sublease for our leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. We received a fairness opinion from an independent third party that the asset sale was fair and equitable to us. As a result of the Agreement our operations are now solely based on Bluegate ™, our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally.

We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 28, 2005 (included in our annual report on Form 10-KSB for the year ended December 31, 2004).

During the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2004 and 2003, we experienced negative financial results as follows:

	Year Ended
	December 31,
	2004	2003
Net loss	$(640,199)	$(2,543,629)
Negative cash flow from operations	(1,299,842)	(1,423,363)
Negative working capital	(1,241,177)	(1,743,942)
Stockholders’ deficit	(1,167,719)	(1,140,379)

During the six months ended June 30, 2005, we experienced negative financial results as follows:

	Six Months
	Ended June 30,
	2005	2004
Net loss	$(2,556,060)	$(154,689)
Negative cash flow from operations	(533,045)	(826,009)
Negative working capital	(1,114,195)	(968,522)
Stockholders’ deficit	(1,023,678)	(916,048)

We have supported current operations by: 1) selling off our traditional connectivity services business, 2) raising additional operating cash through the private sale of our common stock and options, 3) selling convertible notes and 4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments. In addition, we are seeing a positive revenue growth trend, which is also increasingly contributing to reducing our operating deficit.

These steps have provided us with the cash flows to continue our business plan, and the improved operating revenue is resulting in some improvement in our financial position. We are taking steps to improve our cash flow situation that include raising capital through additional sale of our common and preferred stock and/or debt securities.

This step could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:
▪	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.
▪	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Our operations are located in Houston, Texas. Our business consists of the sales and marketing of our HIPAA compliant VPN and HIPAA application software.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

During the three months ended June 30, 2005, our revenue was $409,936 versus $161,709 for the three month period ended June 30, 2004. This represents an increase of $248,227 and is primarily attributable to our efforts to market BLUEGATE ™ which is our core business.

Our cost of sales (cost of services) for the three months ended June 30, 2005 was $233,720 compared to $111,035 for the three months ended June 30, 2004. The increase in cost of sales is due to higher interconnect fees and costs associated with BLUEGATE ™.

Our gross margin for the three months ended June 30, 2005 was $ 176,216 compared to $50,674 for the three months ended June 30, 2004. The increase in gross margin is attributable to the fact that our gross margin improves as HIPAA revenue increases because our fixed costs are a relatively high portion of our total costs. However, we anticipate that our variable costs will increase as we expand our HIPAA business.

We incurred selling, general and administrative expenses of $898,329 for the three months ended June 30, 2005 compared to $250,956 for the three months ended June 30, 2004. The increase in SG&A is attributable to the ramp up of our sales and marketing efforts.

We incurred a net loss of $759,620 for the three months ended June 30, 2005 compared to a net income of $281,584 for the three months ended June 30, 2004. The increase is primarily due to the expenses associated with the increase of administration, sales and marketing caused by the increase business of Bluegate.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

During the six months ended June 30, 2005, our revenue was $875,767 versus $372,177 for the six month period ended June 30, 2004. This increase of $503,590 is primarily attributable to our efforts to market Bluegate ™ as it has become the center of our business.

Cost of sales for the six months ended June 30, 2005 was $421,731 versus $224,631 for the comparable 2004 period. The increase is due to higher interconnect fees and costs associated with Bluegate ™.

The gross margin for the six month period ended June 30, 205 improved substantially over the six month period ended June 30, 2004. The improvement is attributable to the fact that our margins improve as revenues increase due to fixed costs.

Selling, general and administrative expenses of $2,051,726 were incurred for the six months ended June 30, 2005, compared to $596,235 for the six months ended June 30, 2004. The increase is due primarily to costs and expenses associated with the increase of administration, sales and marketing for Bluegate and stock based compensation.

We incurred a net loss of $2,556,060 for the six months ended June 30, 2005 compared to a net loss of $154,689 for the six months ended June 30, 2004. The increase is due primarily to non-cash expense of $892,882 that was recorded upon conversion of notes payable to common stock and increased S,G & A expenses.

Forecast of Growth in our HIPAA Customer Base
Since we refocused our business activities in 2004 to concentrate on our HIPAA business segment, we have added an aggregate of more than 950 HIPAA customers through August 23, 2005. For the remainder of the year, we are forecasting only a marginal increase in the number of HIPAA customers throughout 2005. We have, therefore, shifted our focus in the Houston market towards increasing our outsource IT services to our existing physician customer base. Our goal is to increase the amount of revenue we obtain from each physician we serve.

We have also initiated an aggressive effort to expand our Bluegate network beyond Houston. Although we have opened up a number of discussions with Hospital groups on other markets, we have no assurances we will be successful in these efforts.

Subsequent event

In August 2005, one of our current customers, Renaissance Healthcare Systems, engaged us to deploy a fully managed and fault-tolerant Virtual Private Network (VPN) to securely interconnect all Renaissance facilities. This newly awarded contract will utilize Cisco’s industry-leading PIX (tm) firewall technologies and VPN 3000 Series Concentrators (tm) to secure mission-critical data communications among the existing Renaissance hospital facilities while building a scalable network to integrate upcoming hospital acquisitions as Renaissance executes its business development plan. With this contract, we will become the sole third-party IT outsourcing and data telecom provider for Renaissance Healthcare Systems.

Renaissance will realize a substantial cost savings over its existing Wide Area Network solution that utilizes frame relay technology. The new privatized, low latency VPN network also will streamline secure communications to Renaissance Healthcare’s other technology vendors and partners, allowing Renaissance to further leverage its technical resources to deliver quality patient care.

We currently deliver secure managed Internet connectivity to Renaissance Healthcare’s hospital facilities in Houston, Dallas, and Groves, Texas, in addition to its corporate offices in Houston. Since 2003, Bluegate has assisted the Renaissance technical staff with IT outsourcing for circuit and equipment deployment, as well as network infrastructure design and consultation.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the six month period ended June 30, 2005 have been funded by the issuance of common stock and options for cash in private transactions, loans and the proceeds from the sale of our traditional connectivity business in 2004. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2005, at the earliest.

Our cash on hand at June 30, 2005 was $169,756.

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

Our growth is dependent on attaining profit form our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our future capital requirements will depend upon many factors, including the following:

▪	The cost of operating our VPN.
▪	The cost of third-party software.
▪	The cost of sales and marketing.
▪	The rate at which we expand our operations.
▪	The response of competitors.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, except that several adjustments were required by our auditors and we were late in this filing.

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

Bluegate Corporation v. the Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534, In the 234th Judicial District Court of Harris County, Texas. We recently filed this lawsuit, claiming breach of contract, deceptive trade practices and fraud.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We issued unregistered securities in transactions summarized below.

During the first quarter of 2005, we issued to one investor a 10% Convertible Debenture $100,000 with a conversion price $.50 per share; 100,000 warrants at $1.00 per share. We received $100,000 in cash. During the third quarter of 2005, this investor converted $25,000 of the debenture into 50,000 shares. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the first quarter of 2005, we issued to one investor options to purchase 150,000 shares of common stock at $.50 as consideration for consulting agreement. Subsequently, this investor exercised the option to and acquired 30,000 shares of common stock. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the first quarter of 2005, we issued to an employee options to purchase 275,000 shares at $2.00 per share, and options to purchase 1,000,000 shares at $.50. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the first quarter of 2005, we issued to each of two of our directors received options to purchase 50,000 shares at $.50. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the second quarter of 2005, we issued to one employee options to purchase 350,000 shares at $.50 per share. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the second quarter of 2005, we issued to one employee options to purchase 150,000 shares at $1.50. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the second quarter of 2005, we issued to one investor 100,000 shares valued at $.50 per share and warrants to purchase 50,000 shares at $1.00 per share and warrants to purchase 50,000 shares at $1.25 per share for total consideration of $50,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the third quarter of 2005, we issued to two investors an aggregate of 50,000 shares valued at $.50 per share. One of these investors also received warrants to purchase 25,000 shares at $1.00 and warrants to purchase 25,000 shares at $1.25. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the third quarter of 2005, we issued to one investor 500,000 shares valued at $.50 per share and warrants to purchase 250,000 shares at $1.00 and warrants to purchase 250,000 shares at $1.25 for total consideration of $250,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the third quarter of 2005, we issued to one investor 100,000 shares at $.50 per share and warrants to purchase 50,000 shares at $1.00 and warrants to purchase 50,000 shares at $1.25. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the third quarter of 2005, we issued to each of five investors option to purchase 10,000 shares at $1.50 in consideration for their serving on a medical advisory committee. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMAION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Exhibit Name
31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: August XX, 2005	/s/ Manfred Sternberg
Manfred Sternberg,
Chief Executive Officer

Bluegate Corporation

Date: August XX, 2005	/s/ Greg J. Micek
Greg J. Micek,
Chief Financial Officer

II-2