Form 10QSB
period 2005-09-30
BLUEGATE CORP
filed 2005-11-21
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]  No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 5,651,567 common shares outstanding as of November 7, 2005.

Transitional Small Business Disclosure Format (Check One): Yes  [ ]    No [X]

================================================================================

                                 BLUEGATE CORPORATION
                                   TABLE OF CONTENTS
                                      __________


                            PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Financial Statements. . . . . . . . . . . . . .  F-1

               Consolidated Balance Sheets as of September 30, 2005  (Unaudited)
                 and December 31, 2004 . . . . . . . . . . . . . . . . . . . . .  F-2

               Unaudited Consolidated Statements of Operations for three
                 months and nine months ended  September 30, 2005 and 2004 . . .  F-3

               Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004. . . . . . . . . . . .  F-4

               Notes to Unaudited Consolidated Financial Statements. . . . . . .  F-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . .  I-1

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . . . . . . . . . . .  I-5


                             PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . .  II-1

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .  II-2

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3

          CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-4

ITEM  1.   FINANCIAL STATEMENTS
                                    BLUEGATE CORPORATION
                                CONSOLIDATED BALANCE SHEETS


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2005             2004
     ASSETS                                                   (UNAUDITED)
     ------                                                 ---------------  --------------
Current assets:
  Cash and cash equivalents                                 $      414,755   $       3,708
  Accounts receivable, net                                         384,553         209,856
  Inventory                                                         88,165               -
  Note receivable                                                   30,000         146,814
  Prepaid expenses and other                                        24,863          29,429
                                                            ---------------  --------------
Total current assets                                               942,336         389,807
Property and equipment, net                                        146,471          73,458
Other assets                                                        11,460               -
                                                            ---------------  --------------
Total assets                                                $    1,100,267   $     463,265
                                                            ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
Convertible notes payable, net of unamortized discount
of $491,830                                                 $       33,170   $     389,018
Note payable                                                        12,800           2,800
Accounts payable                                                   605,317         725,456
Accrued liabilities                                                267,543         296,637
Deferred revenue                                                   639,431         217,073
Advance on purchase of equity securities                           265,000               -
                                                            ---------------  --------------
Total current liabilities                                        1,823,261       1,630,984
                                                            ---------------  --------------

Commitments and contingencies                                            -               -

Stockholders' deficit:
Series A Convertible Non-Redeemable Preferred stock,
$.001 par value, 20,000,000 shares authorized, 110,242
issued and outstanding, $5,000 per share liquidation
preference($551,210 aggregate liquidation preference)                    -               -
Series B Convertible Non-Redeemable Preferred stock,
$.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding                                                   -               -
Common stock, $.001 par value, 50,000,000 shares
authorized, 5,651,567 and 2,548,809 shares issued and
outstanding at September 30, 2005 and December 31, 2004,
respectively                                                         5,652           2,549
Additional paid-in capital                                      10,056,775       6,184,450
Subscription receivable                                            (15,007)        (11,141)
Deferred compensation                                              (48,053)              -
Accumulated deficit                                            (10,722,361)     (7,343,577)
                                                            ---------------  --------------
Total stockholders' deficit                                       (722,994)     (1,167,719)
                                                            ---------------  --------------

Total liabilities and stockholders' deficit                 $    1,100,267   $     463,265
                                                            ===============  ==============

                                   BLUEGATE CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         UNAUDITED


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                         -----------------------  ------------------------
                                            2005         2004         2005         2004
                                         -----------  ----------  ------------  ----------

Service revenue                          $  665,775     362,235   $ 1,541,542     734,412

Cost of services                            242,676     154,527       664,407     379,158
                                         -----------------------  ------------------------
  Gross margin                              423,099     207,708       877,135     355,254

Selling, general and administrative
expenses                                  1,185,689     303,616     3,237,415     899,151
                                         -----------------------  ------------------------

Loss from operations                       (762,590)    (95,908)   (2,360,280)   (543,897)

Interest income                                   -       2,611        (2,932)      2,611
Loss on conversion of notes payable to
common stock                                                          892,882
Interest expense                             47,681      (8,425)      118,053     (25,231)
Other income                                (14,153)          -       (10,501)          -
Other expense                                (1,701)          -                         -
                                         -----------------------  ------------------------

    Loss from continuing operations        (822,723)   (101,722)   (3,378,784)   (566,517)
                                         -----------------------  ------------------------

Discontinued operations:
  Gain from sale of discontinued
  broadband internet segment                      -           -             -     643,627
  Loss from operation of discontinued
  broadband internet segment                      -           -             -    (511,000)
                                         -----------------------  ------------------------

    Income from discontinued operations           -           -             -     132,627
                                         -----------------------  ------------------------

      Net income (loss)                  $ (822,723)   (101,722)  $(3,378,784)   (433,890)
                                         =======================  ========================

Basic and diluted income (loss) per
common share:

  Loss from:
    Continuing operations                $    (0.15)      (0.05)  $     (0.79)      (0.28)
    Discontinued operations                       -           -             -       (0.06)
  Net loss                               $    (0.15)      (0.05)  $     (0.79)      (0.21)

Weighted average shares outstanding       5,313,643   2,259,188     4,251,452   2,031,295

                                 BLUEGATE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                            NINE MONTHS ENDED
                                                     --------------------------------
                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                          2005             2004
                                                     ---------------  ---------------
Cash flows from operating activities:
      Net cash used in continuing operations               (576,178)        (527,844)
      Net cash used in discontinued operations                    -         (522,863)
                                                     ---------------  ---------------

        Net cash used by operating activities              (576,178)      (1,081,661)
                                                     ---------------  ---------------

Cash flows from investing activities:
  Proceeds from sale of Conn. Svcs. business                      -          900,000
  Purchases of long term investment                         (30,000)               -
  Payments received on note receivable                       20,768           48,392
  Acquisition of Trilliant Corporation assets              (161,034)               -
  Proceeds from sale of property and equipment                    -            4,366
  Purchase of property and equipment                        (37,655)               -
                                                     ---------------  ---------------

      Net cash provided by (used in) continuing
      operations                                           (207,921)           4,366
      Net cash provided by (used in )discontinued
      operations                                                  -          948,392
                                                     ---------------  ---------------

        Net cash provided by (used in)
        investing activities                               (207,921)         952,758

Cash flows from financing activities:
  Decrease in bank overdraft                                 (9,620)         (63,705)
  Proceeds from notes payable                               536,288           40,000
  Payments on notes payable                                 (34,000)        (362,344)
  Advances on purchases of equity securities                265,000                -
  Proceeds from subscription receivable        -              4,134                -
  Issuance of common stock for cash                         433,344          519,673
                                                     ---------------  ---------------

      Net cash provided by continued operations           1,195,146          133,624
      Net cash provided by discontinued operations

        Net cash provided by financing activities         1,195,146          133,624
                                                     ---------------  ---------------

Net increase in cash and cash equivalents                   411,047            4,721

Cash and cash equivalents at beginning of period              3,708            9,845
                                                     ---------------  ---------------

Cash and cash equivalents at end of period           $      414,755   $       14,566
                                                     ===============  ===============

                               BLUEGATE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    UNAUDITED


                                                         NINE MONTHS ENDED
                                                   ------------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2005            2004
                                                   --------------  --------------
Non Cash Transactions:

Issuance of common stock for conversion of
    notes payable                                  $       75,000  $            -
Issuance of common stock and common stock
    equivalents for conversion of related
    party notes payable                                   355,018               -
Issuance of common stock and common stock
    equivalents for conversion of accrued
    interest                                               68,891               -
Issuance of common stock and common stock
    equivalents  for conversion of related
    party accounts payable                                154,297               -
Issuance of common stock for acquisition                  105,745               -
Nationwide settlement:
  Accounts receivable                                     122,429               -
  Accounts payable                                        151,949               -
  Note receivable                                         128,230               -

                              BLUEGATE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

The accompanying unaudited interim financial statements of Bluegate Corporation ("Bluegate"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

STOCK-BASED  COMPENSATION
-------------------------

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

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEBMER 30,
                                            -----------------------  ------------------------
                                               2005         2004         2005         2004
                                            -----------  ----------  ------------  ----------
Net income (loss) attributable to common
shareholders as reported                    $ (822,723)   (101,722)  $(3,378,784)   (433,890)
                                            -----------  ----------  ------------  ----------
Stock based employee compensation
included in reported net loss                   32,022           -       192,446           -
Total stock-based employee compensation
expense determined under fair value based
method for all options                        (144,690)          -    (1,157,163)          -
                                            -----------  ----------  ------------  ----------
Pro forma net loss                          $ (935,391)   (101,722)  $(4,343,501)   (433,890)
                                            ===========  ==========  ============  ==========
Basic and diluted loss per share
As reported:
Continuing operations                            (0.15)      (0.05)        (0.79)      (0.28)
Discontinued operations                              -           -             -       (0.07)
Net income (loss)                           $    (0.15)      (0.05)  $     (0.79)      (0.21)
Pro forma:
Net income (loss)                                (0.17)      (0.05)        (1.02)      (0.21)
Continued operations                             (0.17)      (0.05)        (1.02)      (0.28)
Discontinued operations                              -           -             -       (0.07)

Weighted average shares outstanding:         5,313,643   2,259,188     4,251,452   2,031,295

Bluegate used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 250%; risk-free interest rates of 5.0%; and expected lives of 3-5 years.

2.   ACQUISITION  OF  TRILLIANT  CORPORATION
     ---------------------------------------

On September 15, 2005, Bluegate acquired substantially all of the assets and assumed certain ongoing contractual obligations of

Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition will strengthen Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 151,065 shares of Bluegate's common stock valued at $105,746. The asset sale and purchase agreement provides for additional consideration up to 827,160 common shares depending on the acquired business' revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired. The purchase price allocation is preliminary awaiting a final valuation of the assets acquired. The estimated fair values of the assets acquired at September 15, 2005 are as follows:

               Property and equipment       $    17,270
               Computer software                 78,727
               Accounts receivable              170,782
                                            -----------
               Total                        $   266,779
                                            ===========

Additional consideration, if any, will be allocated to goodwill upon payment. Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets."

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2004, are as follows:

                               Three Months Ended September 30,       Nine Months Ended September 30,
                             -------------------------------------  ------------------------------------
                                    2005               2004               2005               2004
                             ------------------  -----------------  -----------------  -----------------
Service revenue              $         926,929   $        675,773   $      2,317,277   $      1,596,450

Net loss                              (625,905)          (185,947)        (3,219,632)          (759,573)

Net (loss) per common share              (0.18)              0.08              (0.79)             (0.37)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

3.   CONVERTIBLE  NOTES  PAYABLE
     ---------------------------

During the nine months ended September 30, 2005, Bluegate:

     - Issued a $100,000 convertible promissory note. The note bears interest of 10%, matures in November 2005 and is unsecured. The note payable is convertible into common stock at $.50 per share. There were 100,000 detachable warrants attached to the note with a relative fair value of $38,557. The intrinsic value of the conversion feature totaled $61,443 resulting in a discount of $100,000 to the note payable. During the quarter ended September 30, 2005, Bluegate issued 150,000 shares of common stock for conversion of $75,000 of this note payable (see note 5 for details). The discount will be amortized over the life of the note. The details are as follows:

          Face value of note payable                         $100,000
          Less: discount related to warrants                  (38,557)
              discount related to conversion feature          (61,443)
              conversion of notes                             (75,000)
          Add: amortization of discount                        97,059
                                                             ---------

          Carrying value of note at September 30, 2005       $ 22,059
                                                             =========

     - Converted $355,018 of principal, $68,891 of interest and $154,297 of accounts payable for 1,008,630 shares of common stock and 1,008,630 warrants. See note 4 for details.

     - Borrowed $500,000 by issuing 10% Convertible Notes with Detachable Warrants in September 2005. The Note is senior to all other indebtedness of the Company, with the exception of up to $150,000 in principal amount of senior debt secured by accounts receivable issued by the Company. Interest is ten (10) percent annually and will be accrued and added to the then outstanding principal amount of the Notes daily. Repayment will be within five (5) days of receipt of funds by the Company of any subsequent offering, raising gross proceeds to the Company of at least $1,000,000 or the date which is one hundred and eighty (180) days after the date of the Note. The Holder has the right to convert the Note into shares of common stock at a conversion price of $0.75 per share. The Company may extend the repayment date for two successive periods of ninety (90) days each by providing written notice to the Holder and then delivering to the Holder of the Note an "Extension Warrant" for shares of Common Stock of the Company equal to 50% of the number of shares underlying the Note at the time of each extension, exercisable at $0.75 per share. These Extension Warrants have a term of five years beginning as of the date of issue. The carrying value of the note at September 30, 2005 is as follows:

          Face value of note payable                    $ 500,000
          Less: discount related to warrants             (236,540)
              discount related to conversion feature     (189,748)
                financing costs                           (73,712)
          Add: amortization of discount                    11,111
                                                        ----------
          Carrying value of note at September 30, 2005  $  11,111
                                                        ==========

4.   NOTE PAYABLE
     ------------

During the nine months ended September 30, 2005, Bluegate borrowed $10,000 under an existing note dated March 2004. The note is due on demand, bears interest of 10% and is unsecured.

5.   COMMON STOCK, OPTIONS AND WARRANTS
     ----------------------------------

During the nine months ended September 30, 2005, Bluegate:

     - Sold 817,353 shares of common stock and 550,000 warrants for cash proceeds of $358,381. The warrants have an exercise price of $1.00 to $1.25, expire in three years and vest immediately. The relative fair value of the warrants was $135,311. 192,335 of the 817,353 shares were sold under Regulation S to foreign investors for $93,112 with net proceeds of $25,382 to Bluegate and $67,730 retained by the foreign broker.

     - Issued 1,008,630 shares of common stock and 1,008,630 warrants with an aggregate value of $1,471,088 to officers and directors in exchange for their convertible notes payable and accounts payable. Principal of $355,018, interest of $68,891 and accounts payable of $154,297 were converted leaving a loss on conversion to Bluegate of $892,882. The warrants have an exercise price of $1.00, expire in three years and vest immediately.

     - Issued 656,563 shares of common stock valued at $491,312 for services provided by consultants and an officer of Bluegate. The officer received 100,000 shares valued at $101,000.

     - Granted 100,000 warrants in connection with a $100,000 convertible note. See note 3 for details.

     -    Received cash totaling $4,134 for subscriptions receivable.

     - Granted 1,875,000 stock options to officers and directors. The intrinsic value was $240,500 of which $192,446 was recognized in the nine months ended September 30, 2005. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

     - Granted 275,000 stock options to two consultants. The fair value of the options was $152,052 of which $152,052 was recognized in the nine months ended September 30, 2005. The options have an exercise price of $.50 to $1.00, expire in nine months to three years and have various vesting terms.

     - In July 2005 the Company granted 10,000 stock options each to four individuals who have agreed to serve on an advisory panel of Bluegate. The fair value of the options was $56,616 on the date of the grant. The options have an exercise price of $1.50 per share and expire five years from the date of the grant. The options vest immediately.

     - Issued 150,000 shares of common stock to an investor for conversion of $75,000 of its convertible note payable.

     - Issued two investors an aggregate of 150,000 shares at $.50 per share. Each investor also received warrants to purchase 50,000 shares at $1.00 and warrants to purchase 25,000 shares at $1.25.

     - Issued 151,065 shares of common stock valued at $105,746 in connection with the acquisition of Trilliant Corp. assets (see note 2).

     - Issued 174,445 shares of common stock valued at $150,845 for services rendered by consultants.

     - On September 26, 2005, we received the gross amount of $500,000 through the sale of unit securities to 14 investors. Each unit consisted of the face amount of $30,000 of a 10% Convertible Promissory Notes with Detachable Warrants. The Notes are convertible at a conversion price of $0.75 per share of common stock. Each unit included a warrant for the purchase of 40,000 shares of common stock at an exercise price of $1.00 per share expiring five years from the issue date.

     - Granted 330,000 stock options to two consultants. The fair value of the options was $276,933 of which $164,638 was recognized in the nine months ended September 30, 2005. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

6.   NOTE RECEIVABLE
     ---------------

During the nine months ended September 30, 2005, Bluegate purchased 1,500 shares valued at $30,000 of a private company controlled by a then officer of Bluegate. Bluegate accounted for this investment under the cost method and originally intended on holding the shares as a long term investment. Effective September 2005 the investment was converted into a note receivable bearing interest at 8.75%. The note is unsecured but guaranteed by a former officer of Bluegate and matures in January 2006.

7.   ADVANCES ON PURCHASE OF EQUITY SECURITIES
     -----------------------------------------

Bluegate received $250,000 from one investor for the purchase of 500,000 shares and warrants to purchase 250,000 shares at $1.00 and warrants to purchase 250,000 shares at $1.25. As of September 30, 2005, the shares had not been issued. Bluegate received $15,000 from another investor for the purchase of common stock. As of September 30, 2005, the shares had not been issued.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis as of September 30, 2005 and for the nine months ended September 30, 2005, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2004.

Certain statements contained in this report, including, without limitation, statements containing the words, "likely", "forecast", "project", "believe", "anticipate", "expect", and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.


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

This contract has propelled us into the forefront of the nationwide healthcare information network initiative called for by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Administrative Simplification provisions of Title II of HIPAA require the United States Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. Adopting these standards will improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care.

Bluegate is discovering that it appears to singularly solve a particularly vexing piece of the HIPAA: connecting the individual physician's practice to this secured network. As a result, Bluegate has ambitions to be the national "grid" that all vested parties in the HIPAA initiative turn to when the concern of connecting physicians to the hospital and the insurance companies in a secured manner is addressed.

As a result, Bluegate, in this third quarter, has acquired and deployed significant resources towards this national opportunity. We are actively in contact with institutions around the country as we tell the Bluegate case study that has been deployed in Houston, Texas.

Our current overall strategy is twofold:

     1. To fill as much of the national HIPAA compliant secured communications void that exists between the physician and the hospital as we can; and

     2. To "backfill" with the physicians that join our Bluegate network to insure we are the IT outsource firm of choice for all of their technology needs.

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

REVENUE RECOGNITION
-------------------

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

GENERAL
-------

Effective June 17, 2004, we entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, we will receive a total of $1,150,000 of which $900,000 was cash and $250,000 was a one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services
provided to our customers through June 17, 2004.   Further, DFW entered into a
one-year sublease for our leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. We received a fairness opinion from an independent third party that the asset sale was fair and equitable to us. As a result of the Agreement our operations are now solely based on Bluegate (TM), our branded HIPAA compliant broadband digital connectivity offering for health care providers nationally.

We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 28, 2005 (included in our annual report on Form 10-KSB for the year ended December 31, 2004).

During the nine months ended September 30, 2005, and the years ended December 31, 2004 and 2003, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors. During the years ended December 31, 2004 and 2003, we experienced negative financial results as follows:

                                            Year Ended December 31,
                                         -----------------------------
                                              2004           2003
                                         --------------  -------------
     Net loss                            $    (640,199)  $ (2,543,629)

     Negative cash flow from operations       (843,215)    (1,423,363)
     Negative working capital               (1,241,177)    (1,743,942)
     Stockholders' deficit                  (1,167,719)    (1,140,379)

During the nine months ended September 30, 2005, we experienced negative financial results as follows:

                                            Nine Months Ended September 30,
                                         -------------------------------------
                                                2005               2004
                                         ------------------  -----------------
     Net loss                            $      (3,378,784)  $       (433,890)

     Negative cash flow from operations           (576,178)        (1,081,661)
     Negative working capital                     (880,925)        (1,079,983)
     Stockholders' deficit                        (722,994)        (1,030,588)

We have supported current operations by: 1) raising additional operating cash through the private sale of our common stock and options, 2) selling convertible notes and 3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments. In addition, we are seeing a positive revenue growth trend, which is also increasingly contributing to reducing our operating deficit.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

During the three months ended September 30, 2005, our revenue was $665,775 versus $362,235 for the three month period ended September 30, 2004. This represents an increase of $303,540 and is primarily attributable to our efforts to market BLUEGATE(TM) which is our core business.

Our cost of sales (cost of services) for the three months ended September 30, 2005 was $242,676 compared to $154,527 for the three months ended September 30, 2004. The increase in cost of sales of $88,149 is due to higher interconnect fees and costs associated with BLUEGATE(TM).

Our gross margin for the three months ended September 30, 2005 was $423,099 compared to $207,708 for the three months ended September 30, 2004. Our gross margin as a percentage of sales increased from 57% for the three months ended September 30, 2004 to 64% for the three months ended September 30, 2005. The increase in gross margin of $215,391 is attributable to the fact that our gross margin improves as HIPAA revenue increases as a result of fixed costs that are a relatively high portion of our total costs. However, we anticipate that our variable costs will increase as we expand our HIPAA business.

We incurred selling, general and administrative expenses of $1,185,689 for the three months ended September 30, 2005 compared to $303,616 for the three months ended September 30, 2004. The increase in SG&A of $882,082 is attributable to the ramp up of our sales and marketing efforts.

We incurred a net loss of $(822,723) for the three months ended September 30, 2005 compared to a net loss of $(101,722) for the three months ended September 30, 2004. The increase of $781,001 is primarily due to the expenses associated with the increase in administration, sales and marketing caused by a higher level of effort in these areas.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

During the nine months ended September 30, 2005, our revenue was $1,541,542 versus $734,412 for the nine month period ended September 30, 2004. This increase of $807,130 is primarily attributable to our efforts to market Bluegate(TM) as it has become the center of our business.

Cost of sales for the nine months ended September 30, 2005 was $664,407 versus $379,158 for the comparable 2004 period. The increase of $285,249 is due to a higher level of sales and higher interconnects fees and costs associated with Bluegate(TM).

The gross margin for the nine month period ended September 30, 2005 is 57% compared to 46% for the comparable period in 2004. The improvement is attributable to the fact that our margins improve as revenues increase due to fixed costs.

Selling, general and administrative expenses of $3,237,415 were incurred for the nine months ended September 30, 2005, compared to $899,151 for the nine months ended September 30, 2004. The increase of $2,338,264 is due primarily to costs and expenses associated with the increase of administration, sales and marketing for Bluegate and stock based compensation.

We incurred a net loss of $(3,378,784) for the nine months ended September 30, 2005 compared to a net loss of $(433,890) for the nine months ended September 30, 2004. The increase is due primarily to non-cash expenses of $892,882 that was recorded upon the conversion of notes payable to common stock, issuance of common stock valued at $642,156 in exchange for services, common stock options and warrants valued at $565,753 in exchange for services, and increased S, G & A expenses.


FORECAST OF GROWTH IN OUR HIPAA CUSTOMER BASE
---------------------------------------------
Since we refocused our business activities in 2004 to concentrate on our HIPAA business segment, we have added an aggregate of more than 1090 HIPAA customers through October 31, 2005. For the remainder of the year, we are forecasting only a marginal increase in the number of HIPAA customers throughout 2005. We have, therefore, shifted our focus in the Houston market towards increasing our outsourced IT services to our existing physician customer base. Our goal is to increase the amount of revenue we obtain from each physician we serve.

We have also initiated an aggressive effort to expand our Bluegate network beyond Houston. Although we have opened up a number of discussions with Hospital groups on other markets, we have no assurances we will be successful in these efforts.


LIQUIDITY  AND  CAPITAL  RESOURCES

Operations for the nine month period ended September 30, 2005 have been funded by the issuance of common stock and options for cash in private transactions, loans and the proceeds from the sale of our traditional connectivity business in 2004. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2005, at the earliest.

Our  cash  on  hand  at  September  30,  2005  was  $414,755.

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

Our future capital requirements will depend upon many factors, including the following:

     -    The  cost  of  operating  our  VPN
     -    The  cost  of  third-party  software
     -    The  cost  of  sales  and  marketing
     -    The  rate  at  which  we  expand  our  operations
     -    The  response  of  competitors

ITEM  3.  CONTROLS  AND  PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.
          Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the valuation of discounts for convertible debt with detachable warrants, expense recognition and issuances of our stock and stock options. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) employing a new CFO who is a CPA with public company and operational experience, 2) implementing better controls and procedures over debt valuation, expense recognition and stock and stock option issuances, and 3) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

There have been no changes in our internal control over financial reporting other than those disclosed above.

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

During the third quarter of 2005, we are obligated to issue to one investor 500,000 shares valued at $.50 per share and warrants to purchase 250,000 shares at $1.00 and warrants to purchase 250,000 shares at $1.25 for total consideration of $250,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

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

During the third quarter of 2005, we issued 151,065 shares in consideration for the purchase of Trilliant Corp., at $0.70. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

During the third quarter of 2005, we received the gross amount of $500,000 through the sale of unit securities to 14 investors. Each unit consisted of the face amount of $30,000 of a 10% Convertible Promissory Notes with Detachable Warrants. The Notes are convertible at a conversion price of $0.75 per share of common stock. Each unit included a warrant for the purchase of 40,000 shares of common stock at an exercise price of $1.00 per share expiring five years from the issue date. This transaction was exempt pursuant to Regulation D Rule 506 under the Securities Act.

During October 2005, we issued an option to purchase 350,000 shares at $1.00 per share in consideration for consulting services. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.   OTHER INFORMAION
     None

ITEM 6.   EXHIBITS

Exhibit      Exhibit
Number       Name
--------------------------------------------------------------------------------
31.1         Certification pursuant to Section 13a-14 of CEO

31.2         Certification pursuant to Section 13a-14 of CFO

32.1         Certification pursuant to Section 1350 of CEO

32.2         Certification pursuant to Section 1350 of CFO

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                        Bluegate Corporation

Date:  November 21, 2005                /s/  Manfred Sternberg
                                        ----------------------

                                        Manfred Sternberg,
                                        Chief Executive Officer



                                        Bluegate Corporation

Date:  November 21, 2005                /s/  Steven M. Plumb
                                        --------------------
                                        Steven M. Plumb, CPA,
                                        Chief Financial Officer