Form 10KSB
period 2005-12-31
BLUEGATE CORP
filed 2006-04-03
CIK 768216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005.

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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                  | |

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  | |  Yes      |X| No

     Registrant's revenues for its most recent fiscal year: $2,493,343.

     The aggregate market value of the common stock held by non-affiliates of the registrant on March 13, 2006 based on the last price (which was $0.56 per share) was $2,528,577. On March 13, 2006, the closing bid price of our common stock on the OTCBB was $0.56 per share.

     On March 13, 2006, the registrant had outstanding 8,144,369 shares of Common Stock, $0.001 par value per share.
---------------------------------------------

Transitional Small Business Disclosure Format:     Yes | |   No |X|

                                TABLE OF CONTENTS


PART I                                                           PAGE



Item 1.   Description of Business                                4


Item 2.   Description of Property                                7


Item 3.   Legal Proceedings                                      8


Item 4.   Submission of Matters to a Vote of Security Holders    8



PART II



Item 5.   Market for Common Equity and
          Related Stockholder Matters and Small Business Issuer
          Purchases of Equity Securities                         8


Item 6.   Management's Discussion                                12


Item 7.   Financial Statements                                   17 and F-1


Item 8.   Changes In and Disagreements with Accountants
          On Accounting and Financial Matters                    17


Item 8A.  Controls and Procedures                                18


Item 8B.  Other Information                                      18



PART III



Item 9.   Directors and Executive Officers                       18


Item 10.  Executive Compensation                                 21


Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and
          Related Stockholder Matters                            27


Item 12.  Certain Relationships and Related Transactions         29


Item 13.  Exhibits                                               30


Item 14.  Principal Accountant Fees and Services                 30

SIGNATURES                                                       30
FINANCIAL STATEMENTS                                             F-1 and 17
EXHIBITS                                                         33

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS.

INTRODUCTION

     We are a health care IT solutions, managed services and medical grade network provider to hospitals, medical practices, other centralized health care organizations and third party health care information, product and systems providers whose implemented systems are HIPAA compliant secure. Our Web site is www.bluegate.com. In this Form 10-KSB, we refer to ourselves as "Bluegate", "We", Us", "the Company", and "Our." References to our common stock herein give effect to our 20:1 reverse stock split which occurred in 2004. In 2004, we took corporate action to increase the number of our authorized shares of common stock to be 50,000,000 shares of common stock.

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

     Our functional currency is the U.S. dollar. Our independent auditors issued a going concern qualification in their report dated March 16, 2006, which raises substantial doubt about our ability to continue as a going concern.

     Our stock is traded on the OTCBB. Our trading symbol is "BGAT."

CORPORATE HISTORY

     In 2001, Mr. Manfred Sternberg acquired effective control of the company and during 2002 and 2003 under his leadership, the company commenced development and completion of the necessary systems to offer integrated HIPAA compliant Medical Grade Networks to the health care community to provide electronic systems required by increasing U.S. public policy mandates to accelerate the movement to secure electronic health records.

     To accelerate our movement into the field, in 2004, we sold our Internet Service Provider ("ISP") customer base effective June 21, 2004 to concentrate on our health care IT solutions model and its Medical Grade Networks. Under the terms of this sale, we received an aggregate of $1,150,000.

     In September 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition will strengthen Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 258,302 shares of Bluegate's common stock valued at $180,815. The asset sale and purchase agreement provides for additional consideration up to 827,160 common shares depending on the acquired business' revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired.

     In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"). Two of the many features of HIPAA were a mandate that the healthcare industry move toward using electronic communication technology to streamline and reduce the cost of healthcare, and a requirement that healthcare providers treat virtually all healthcare information as confidential, especially when electronically transmitted. In 2003, a minority amount of our revenue was in our HIPAA business segment. In 2004, a majority of our revenue was in our HIPAA business segment. In 2005, all of our revenues were related to our health care service model.

     In 2004, we contracted with the largest healthcare system in Texas to provide physicians with Internet bandwidth and managed security services using our Medical Grade Network.

OUR BUSINESS

Bluegate provides IT consulting, outsourcing, systems integration, applications development and managed security solutions for the health care industry.

CONSULTING PRACTICE
Health care institutions have very unique requirements not found in a typical commercial environment. Our consulting practice works with medium to large medical facilities and systems on evaluation, procurement and implementation of voice, data, video, infrastructure and applications for the health care environment. Our applications group also performs specific applications development, enhancement , coding and integration work for these projects when requested by our customers.

OUTSOURCING
Our outsourcing offering includes help desk support and break-fix arrangements as well as acquisition and special financing of equipment and services. It also can include provisions for technology refresh, change management and level of service agreements. Our target market for such services consists of private-practice physicians whose office staffs typically lack the in-house technical expertise to support mission-critical computer systems and associated hardware. In many cases, these private-practice physicians are affiliated with our larger medical facility clients, creating a logical foundation for Bluegate to establish and maintain long-term business relationships.

SYSTEMS INTEGRATION AND MANAGED SECURITY SOLUTIONS
Our systems integration and managed security group enables secure, HIPAA-compliant data communication between hospitals, medical facilities and physician practices from all locations via our Bluegate Medical Grade Network(TM) - ultimately enhancing patient care. We also provide affordable access to compatible medical-focused content and applications over the infrastructure to improve practice efficiency and service. We extend IT best practices to the edge of the health care network ensuring every access point for the physician and health care location is as secure as the hospital itself.

TWO-FOLD MARKET OPPORTUNITY

HIPAA COMPLIANCE FOR PHYSICIAN PRACTICES
The Administrative Simplification provisions of Title II of HIPAA require the United States Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. Adopting these standards will improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care.

FACILITATE PARTICIPATION IN NATIONAL HEALTHCARE INFORMATION NETWORK (NHIN) Electronic data communication networks have vast potential for enhancing the quality of patient care, mitigating the soaring costs of health care, and protecting patient privacy. To harness this potential, the current administration, Congress, and administrative agencies are advocating that all physicians get connected to the NHIN, the proposed national health information system. A NHIN is expected to enable physicians to write electronic prescriptions (eRx) and securely share patient electronic health records (EHR), including medical images, with other health care providers at hospitals, clinics, and individual physician offices.

In order to access and use the NHIN, individual physicians must have the appropriate information technology environment at their offices, and the hospitals where they admit patients. Further, the hospital's credentialed physicians must be on a common HIPPAA compliant network. Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge. In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources and providing adequate training and technical support to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

Today, Bluegate's offering singularly solves a particularly vexing piece of the HIPAA requirement and the "last mile" challenges of a NHIN: connecting the individual physician's practice to this secured network. As a result, Bluegate has ambitions to provide its Bluegate Medical Grade Network as the beginning national "grid" that all vested parties in the HIPAA initiative turn to when the concern of connecting physicians to the hospital and the insurance companies in a secured manner is addressed. As a result, Bluegate, has acquired and deployed significant resources towards this national opportunity. Bluegate began its business installing Medical Grade Networks in Houston, Texas in late 2004 and 2005. We are in active contract negotiations with health care entities in Texas
and   around the country to design, develop and deploy networks that are based upon the success of those deployed in Houston, Texas.

BLUEGATE STRATEGY
-----------------
Our current short term strategy is to: (1) increase our market penetration and dominance of the Houston hospital, centralized health care and physician markets; (2) commence systems in other Texas cities; and, (3) commence systems in other cities in the U.S. Our long term strategy is fourfold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2) sell our services to the physicians that join our Medical Grade Network, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to a medical institutions, health care facilities, regional health information organizations (RHIOs) and centralized health care organizations
(HCOs) for all their information technology needs; and, (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefit and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices.

COMPETITION

     We are not aware of any completely direct competitors at this time. However, competition may include vendors of HIPAA software and Internet Protocol ("IP") networks whose security may or may not comply with the terms of the HIPAA confidentiality compliance requirements.

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

Our web site is www.bluegate.com.

OUR BUSINESS--CUSTOMERS AND VENDORS

     Major Customers.  During 2005, two major customers accounted for 51% of
     ---------------
our sales.  No single customer accounted for more than 42% of sales.


EMPLOYEES

     We currently have 33 employees of whom 28 are full time employees.

AVAILABLE INFORMATION ABOUT US

     Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549, tel. 1-800-SEC-0330, or through SEC's e-mail address: publicinfo@sec.gov. In most cases, this information is also available on the SEC's Web site: www.sec.gov.


ITEM 2.     DESCRIPTION OF PROPERTY.

We lease space at two locations. Our main office leases approximately 9,000 square feet of office space located at 701 North Post Oak Road, Suite 630, Houston, Texas 77024, for a lease payment of approximately $8,227 per month. The lease expires on December 1, 2008. We subleased a portion of this space to other companies during 2005.

Our subsidiary, Trilliant Technology Group, Inc. also leases space. They lease approximately 2,450 square feet of office space for a lease payment of approximately $3,628 per month. The lease expires on June 30, 2006.

We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed. We anticipate consolidating our office space prior to the expiration of the Trilliant office space lease. We do not intend to renew the lease on the office space currently occupied by Trilliant Technology Group, Inc. Upon completion of the consolidation of our office space, all of our employees will be located in the existing office space occupied by our main office.

                         ITEM 3.     LEGAL PROCEEDINGS.

     We are a party in the following litigation:

     Bluegate Corporation v. The Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534, In the 234th Judicial District Court of Harris County,
Texas.   We filed this lawsuit claiming breach of contract, deceptive trade practices and fraud against the defendant. A court date has been scheduled for October 2006.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the shareholders for a vote in 2005.


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


COMMON STOCK PRICE RANGE (1)

YEAR AND QUARTER        HIGH      LOW
-------------------------------------
2004:
-----

First Quarter          $ 5.20    $2.80
Second Quarter         $ 4.00    $2.40
Third Quarter          $ 3.80    $2.40
Fourth Quarter         $ 2.80    $0.51

2005:
-----

First Quarter          $ 3.00    $0.51
Second Quarter         $ 2.00    $0.70
Third Quarter          $ 2.00    $0.70
Fourth Quarter         $ 1.05    $0.54

---------------------------------
(1)  Adjusted for 20:1 reverse stock split.

                                  COMMON STOCK.

     On March 13, 2006, we had outstanding 8,144,369 shares of Common Stock, $0.001 par value per share.

     On March 13, 2006, the closing bid price of our stock was $0.56 per share.

     On February 28, 2006 we had approximately 400 shareholders of record. We believe that one of our record stockholders is a nominee located offshore with ownership of approximately 17% of our shares of common stock. Our transfer agent is American Stock Transfer and Trust Company.

     We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES

     During the 4th quarter ended December 31, 2005, we sold 30,000 shares of common stock to one investor for cash consideration of $15,000. We issued these securities in reliance on Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2005, we issued 50,000 shares of common stock to one investor upon the conversion of the investors promissory note. We issued these securities in reliance on Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the 4th quarter ended December 31, 2005, we issued a warrant to purchase 350,000 shares of common stock at $0.75 per share as payment to a consultant for services rendered. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities. The fair market value of the warrant on the date of grant was $219,724.

     During the first quarter of 2006 we issued 193,333 shares of stock, warrants for 193,333 shares of our common stock at a exercise price of $1.00 per share and warrants for 96,667 shares of our common stock at an exercise price of $1.50 per share, for cash consideration of $145,000 in connection with a private placement of our securities. We issued these securities in reliance on Regulation D Rule 506 of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During the first quarter of 2006 we issued 1,418,660 shares of our common stock in conjunction with the conversion of 110.242 shares of our Series A Convertible Non-Redeemable Preferred stock. As a result of this transaction, there are no remaining shares of our Series A Convertible Non-Redeemable Preferred stock outstanding. We issued these securities in reliance on Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     In January 2006 we issued an option to purchase 546,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option has a valuation of $550,539 and expires in January 2011. We issued these securities in reliance on Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     During February 2006 we issued 200,000 shares of restricted common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

     In February 2006 we issued 50,000 shares of common stock to one investor upon the conversion of the investor's warrant. We received proceeds of $50,000 from the exercise of the warrant. We issued these securities in reliance on
Section 4(2) of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                       Number of                 Weighted-average    Number of securities
                       securities to be          exercise price of   remaining available for
                       issued upon               outstanding         future issuance under
                       exercise of               options,            under  equity
                       outstanding               warrants and        compensation
                       options, warrants         rights              plans (excluding
                       and rights                                    securities reflected in
                                                                     column (a)
                              (a)                       (b)                     (c)

PLAN CATEGORY:

Equity compensation
plans approved by
security holders                        -                         -                        -

Equity compensation
plans not approved by
security holders                2,932,500  (1)  $              0.91                2,385,183  (2)
-------------------------------------------------------------------------------------------------

Total                           2,932,500       $              0.91                2,385,183
----------------------------------------------

(1) This amount is pursuant to various compensation agreements with directors and executive officers as follows:


                    Director compensation, 50,000 shares for each of two
                    directors                                                        100,000
                    Option to purchase common stock of the Company, based
                    upon employment agreements, as follows:
                        Manfred Sternberg, CEO                                     1,275,000
                        William Koehler, President                                   340,000
                        Steven Plumb, CFO                                            350,000
                        Don Corley, VP of Sales                                      267,500
                        Larry Walker, President of TTG, Inc.                         250,000
                        Greg Micek, former CFO                                       350,000

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

     REVENUE RECOGNITION. Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2005, total deferred service revenue was $404,553.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options. The transitional effect of this provision of SFAS 123R will result in the expensing of $34,592 of deferred compensation which represents the unvested portion of the intrinsic value of options granted in 2005 and the expensing of the remaining fair value of the unvested portion of stock options as they vest, of $1,060,080 and $192,928 of compensation expense in 2006 and 2007, respectively. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. Prior periods will not be restated as a result of this accounting change.

     Effective June 17, 2004, we entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, we received a total of $1,150,000 of which $900,000 was paid to us in cash and $250,000 was a one-year promissory note due in June 2005. Additionally, DFW acquired 85% of accounts receivable associated with services provided to our customers through June 17, 2004. Further, DFW entered into a one-year sublease for a portion of our office space at 701 N. Post Oak Road, Suite 630, Houston, Texas, at a rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. We received a fairness opinion from an independent third-party that the asset sale was fair and equitable to us. As a result of the Agreement our operations are now solely based on BLUEGATE (tm), our branded HIPAA compliant broadband digital connectivity offering for healthcare providers nationally.

     We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors issued a going concern qualification in their report dated March 16, 2006, which raises substantial doubt about our ability to continue as a going concern.

     During the years ended December 31, 2005 and 2004, we have been unable to generate cash flows sufficient to support our operations and has been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

                                                     2005          2004
                                                 ------------  ------------
  Net loss                                       $(4,165,391)    $(640,199)
  Negative cash flow from continuing operations     (973,911)     (843,215)
  Negative working capital                          (926,317)   (1,241,177)
  Stockholders' deficit                             (711,046)   (1,167,719)
  Bank overdraft                                           -        (9,620)

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

     We have supported current operations by: 1) selling our traditional connectivity services business, 2) raising additional operating cash through the private sale of our common stock, 3) selling convertible debt and common stock to certain key stockholders and 4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

     These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:

     - Raising capital through additional sales of our common and/or debt securities.

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

     Our fiscal year end is December 31.

     Our operations are located in Houston, Texas. Bluegate provides IT consulting, outsourcing, systems integration, applications development and managed security solutions for the health care industry.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO
THE YEAR ENDED DECEMBER 31, 2004.

     During the year ended December 31, 2005, our service revenue was $2,493,343 compared to $1,109,502 for the year ended December 31, 2004. This represents a revenue increase of $1,383,841 and is due to the following factors: (1) increase in the number of physicians in our network from 622 on December 31, 2004 to 1,119 at December 31, 2005, (2) acquisition of the assets and customers of Trilliant Corp, and (3) the acquisition of the assets and customers of TEKMedia.

     Our cost of sales for the year ended December 31, 2005 was $1,110,382 compared to $597,818 for the year ended December 31, 2004. The increase in cost of sales of $512,564 is due to higher interconnect fees and costs associated with BLUEGATE (tm) and higher volume of sales.

     Our gross margin for the year ended December 31, 2005 was $1,382,961 compared to $511,684 for the year ended December 31, 2004. Our gross margin percentage was 55% in 2005 and 46% in 2004. The improvement in our gross margin percentage of 9% is attributable to the fact that our gross margin improves as HIPAA revenue increases because our fixed costs are a relatively high portion of our total costs and our efforts to sell higher margin consulting services to our new and existing customers.

     We incurred selling, general and administrative expenses of $4,544,627 for the year ended December 31, 2005 compared to $1,341,723 for the year December 31, 2004. The increase in SG&A of $3,202,904 is attributable to the following factors:

     1) Increase in payroll and related expenses of $408,000, from $1,409,000 in 2004 to $1,817,000 in 2005. In 2005 we added sales, marketing and administrative staff to help us increase sales and manage our business.

     2) Increase in professional fees of $643,000, from $197,000 in 2004 to $840,000 in 2005 due to the additional legal and professional fees related to sales and financial consultants, increased auditing fees and higher legal fees.

     3) Increase in compensation expense of $1,861,000 from $(645,000) in 2004 to $1,216,000 in 2005. The increase was due to common stock and options issued to consultants and employees as compensation for services rendered.

     Bad debt expense increased by $155,000 from $48,000 in 2004 to $203,000 in 2005. The increase is due to higher sales and a corresponding increase in accounts receivable activity and an effort to increase our reserve for uncollectible accounts to reflect some slow paying customers.

     During 2005 we converted certain notes payable and accounts payable to common stock. We issued 1,008,630 shares of common stock and 1,008,630 warrants with an aggregate value of $1,471,088 to officers and directors in exchange for their convertible notes payable and accounts payable. Principal of $355,018, interest of $68,891 and accounts payable of $154,297 were converted leaving a loss on conversion to Bluegate of $892,882.

     In December 2005 we wrote off accrued payroll tax liabilities and accounts payable related to our merger into Berens in 2001. The gain on this debt extinguishment was $490,786.

     Interest expense increased by $335,000, from $46,000 in 2004 to $381,000 in 2005 due to the amortization of the discount attributable to convertible notes payable issued in September 2005.

     In 2004 we sold our broadband internet segment and incurred a loss from discontinued operations of $511,000 and realized a gain of $784,213 upon the sale of the internet broadband business.

Forecast of Growth in our HIPAA Customer Base.
---------------------------------------------
Since we refocused our business activities in 2004 to concentrate on our HIPAA business segment, we have added more than 700 new customers to our HIPAA business segment. On December 31, 2004 we had 622 physicians in our network. In 2005 we added a net of 497 physicians to our network for a total of 1,119 physicians at December 31, 2005. We expect to add 700 physicians to our network in 2006 through the addition of new hospital systems to our network.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations for the year ended December 31, 2005 were partly funded by our issuance of common stock for cash in private transactions, and the proceeds from the sale of our traditional connectivity business. We have continued to take steps to reduce operating expenses relating to our core business. We have expanded efforts to creating a market for the healthcare industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until mid 2006.

     We disposed of our ISP business segment in 2004 for cash proceeds of $900,000 and a promissory note for $250,000 due in June 2005. Our cash on hand at December 31, 2005 was $27,791.

     In March 2005 we negotiated an agreement with Memorial Herman Health Network Physician Providers (MHHNP) whereby MHHNP would pay the ongoing costs of managing the physicians in our network who are also members of MHHNP. The total value of this contract was $559,420 and covered the period from March 1, 2005 through February 28, 2006. In March 2006 we extended this agreement five years and MHHNP agreed to prepay six months of service, from March 1, 2006 to August 31, 2006, valued at $321,778.

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



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

1. On July 15, 2005, we dismissed our former certifying public accountant, Ham, Langston & Brezina, L.L.P. whose reports on our financial statements for the years ended December 31, 2003 and 2004 contained going concern qualifications. During the prior two fiscal years and during the interim period since December 31, 2004, there were no other adverse opinions or disclaimers of opinion, or modifications as to uncertainty, audit scope, or accounting principles by Ham, Langston & Brezina, L.L.P. in those reports. The decision to change accountants was approved by our audit committee of the board of directors. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The former accountant did not advise us: that internal controls necessary to develop reliable financial statements did not exist; or that information has come to the attention of the former accountant which made the accountant unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or that the scope of the audit should be expanded significantly, or that information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal. We have authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of each of such disagreements, if any, or events.

2. On July 15, 2005, we engaged Malone & Bailey, PC, Certified Public Accountants. We did not consult the new accountant regarding: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and neither written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph 1 above.

3.   We provided the disclosure contained herein to the former accountant.
     We have asked the former accountant to provide a letter addressed to the Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree. The letter is attached as Exhibit 16.1 hereto.

ITEM 8A.    CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the valuation of discounts for convertible debt with detachable warrants, expense recognition and issuances of our stock and stock options. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) employing a new CFO who is a CPA with public company and operational experience, 2) implementing better controls and procedures over debt valuation, expense recognition and stock and stock option issuances, and 3) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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


ITEM 8B.    OTHER INFORMATION.

     None.


                                    PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS AND DIRECTORS

     Our Directors hold office until their successors have been duly elected.

NAME               AGE  POSITION
---------------------------------------------------
Manfred Sternberg   46  Director, CEO

William Koehler     40  Director, President

Richard Yee         55  Senior Vice President - Operations

Steven M. Plumb     46  CFO

Don Corley          40  Vice President of Sales

Larry Walker        56  President, Trilliant Technology Group, Inc.

Gilbert Gertner (a) 81  Director

(a) Mr. Gertner, an independent director, serves on our audit committee.

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

     William Koehler has been a Director since May, 2003. Mr. Koehler was appointed President and COO in September 2005 after Bluegate acquired substantially all of the assets of Trilliant Corporation, of which Mr. Koehler was a founder and served as President/CEO from 2000 until September 2005. From 1992 until 2000, Mr. Koehler was the Vice President of Business Development of an Electrical Engineering firm that specialized in the assessment, design and project implementation of technology efforts for their clients. Mr. Koehler has a BBA from Texas A&M in Business Analysis, with a specialization in Production Operation Management. Mr. Koehler has spent the last 15 years of his career working in the IT and Professional Services industry and has a broad range of skills. His experience ranges from the design and management of the implementation of multination voice and data networks to the needs assessment and the development of a Global technology strategy for large multinational corporations. The customers that Mr. Koehler has worked with include Pennzoil, American General Insurance, Texaco, British Petroleum, Brown and Root and many others. At the same time he has worked with dozens of school districts by assisting in the development of more cost effective and robust systems in an attempt to help these districts move technology into the classrooms and help children learn. Mr. Koehler has spoken at many state and local events about technology and continues to look for opportunities to continue this effort.

     Rick Yee, became our Senior Vice President - Operations in January 2006. Mr. Yee, age 55, is responsible for all technical operations and client-facing activities. Prior to joining Bluegate, he served as Vice President, Network Planning and Engineering for Wiltel Communications in Tulsa, Oklahoma from 2004 to 2005, where he had nationwide responsibility for directing the long-term planning and integration of strategic network functions for voice, data, IP, international, local, traffic, and transport. From 2002 to 2004 Mr. Yee was a self employed telecommunications consultant. From 2000 to 2002 Mr. Yee served as the Vice President of Solutions Consulting for Marconi Corporation, plc. In this capacity Mr. Yee oversaw Marconi's efforts to provide tailored telecommunications equipment solutions to the utility, cable TV and CLEC industries. Mr. Yee has over 30 years of experience in the technology/telecommunications industries, serving in various technical and managerial positions with Marconi, Reliant Energy, Verizon, and Sprint. He holds a Bachelor of Science in Mechanical Engineering from Carnegie-Mellon University in Pittsburgh, Pennsylvania, an MBA from Gannon University in Erie, Pennsylvania, and is a registered Professional Engineer.

     Steven M. Plumb, CPA became our CFO in October 2005. Mr. Plumb, age 46, is a CPA licensed to practice in Texas. Mr. Plumb is a financial manager and senior executive experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, Fortune 500 firms, medical and utility companies, distribution, real estate, construction, governmental entities, and non-profit organizations. During 1997-2001, Mr. Plumb was the President of Orchard Consulting Group, Inc. During 2002-2004, Mr. Plumb was the CFO of ADVENTRX Pharmaceuticals, Inc. During 2003-present, Mr. Plumb is the President of Clear Financial Solutions, Inc. Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas, 1981.

     Don Corley has been our Vice President of Sales since 2005. Mr. Corley joined Bluegate in 2000 as Director of Business Development where he was responsible for developing product and service offerings and marketing and selling those offerings. In 2003 Mr. Corley promoted to Vice President of Business Development overseeing the Company's efforts to develop its markets. In 2005 Mr. Corley was promoted to his current position with responsibility for our sales efforts, overseeing the sales staff and developing new relationships, markets and customers. Mr. Corley has 14 years of experience in the healthcare IT industry. Mr. Corley previously was a VP of Sales for MedsAmerica Corporation, now owned by Medical Manager WebMD, where he led his team to record sales in the Texas market and established a 30% market share in Houston. Prior to that, Mr. Corley was a founder and co-owner of MedLife Corp., a developer and manager of rural health clinics that pioneered telemedicine applications and associated electronic medical records, until it was acquired by Healthcare Computer Corp. in 1997. Mr. Corley received his B.B.A. in Marketing from the University of Houston in 1988.

     Larry Walker joined Trilliant Technology Group, Inc. (TTG) in September 2005 as a result of our acquisition of the assets of Trilliant Corp. He has over twenty years experience in sales and sales management of very large voice
and data networks.   From 2003 to 2005 Mr. Walker was employed by  Trilliant
Corp. as the Director of Business Development where he was responsible for the development of new accounts. From 1999 to 2002 Mr. Walker was the Regional Director for the Western U.S. for Marconi Networks, Inc. He currently leads the TTG sales force in establishing market presence, implementing successful sales
strategies, and developing and growing new and current customer accounts.   Mr.
Walker has been involved in developing and managing large sales forces for a number of global companies and has been instrumental in selling and managing many nationwide outsourcing contracts including network equipment and professional services.

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

     In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. The Board of Directors has selected Gil Gertner, an independent Director, to be on the Audit Committee. Mr. Gertner is not a financial expert. We have determined Mr. Gertner's independence using the definition of independence set forth in NASD Rule 4200-(14). We are currently pursuing the recruitment of an independent director who is also a financial expert. At the present time, Mr. Gertner is the sole member of our Audit Committee. We have no other committees of the Board.

     The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the year ending December 31, 2005 with our management. The Audit Committee received the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors held 3 meetings during the year ended December 31, 2005, and acted by written consent on 5 occasions during 2005. All directors were present for at least 75% of the meetings. There is no family relationship between any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. The following reporting persons did not file Forms 3 and 4, as required under Section 16(a) of the Exchange Act on a timely basis, noting the number of times their filings were not timely: Manfred Sternberg (4), William Koehler
(1), Gilbert Gertner (1), Robert Davis (1), Greg Micek (2), Steven Plumb (1), Rick Yee (1). We are not aware of any instances in which a person required to file reports under
Section 16(a) of the Exchange Act have not done so.

CODE OF ETHICS

     We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Bluegate Corporation." A copy of our Code of Ethics is also posted on our website, www.bluegate.com.

     Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 630, Houston, Texas 77024.


ITEM 10.    EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended December 31, 2005. No other compensation was paid to any such officers or directors other than the compensation set forth below.

                                                                               Securities
                                                               Other Annual    Underlying
                                                               Compensation   Options/SARs       Other           All Other
Name and Principal Position      Year        Salary   Bonus        (1)             (2)       Compensation      Compensation
                                               $        $           $               #              $                 $
-------------------------------------       --------  ------  --------------  -------------  -------------  ------------------
Manfred Sternberg, CEO           2005        197,500       -          4,119       1,275,000              -              -
                                 2004        180,692       -          3,188               -              -              -
                                 2003        185,000       -          1,052               -              -         94,000  (3)

William Koehler, President       2005  (4)    46,250       -          1,642         390,000              -              -
                                 2004  (4)         -       -              -               -              -              -
                                 2003  (4)         -       -              -               -              -              -

Rick Yee, Sr. VP - Operations    2005  (7)         -       -              -               -              -              -
                                 2004  (7)         -       -              -               -              -              -
                                 2003  (7)         -       -              -               -              -              -

Steven M. Plumb, CFO             2005  (5)    58,140       -              -         350,000              -              -
                                 2004  (5)         -       -              -               -              -              -
                                 2003  (5)         -       -              -               -              -              -

Gregory Micek                    2005  (6)    75,000       -          2,232         350,000              -              -
                                 2004  (6)         -       -              -               -              -              -
                                 2003  (6)         -       -              -               -              -              -

Don Corley, VP of Sales          2005        130,213       -          4,256         267,500              -              -
                                 2004        129,105       -          4,900           2,400              -              -
                                 2003        106,145       -          5,200               -              -              -

Larry Walker, President of TTG,
Inc,                             2005  (4)    57,038       -          4,866         250,000              -              -
                                 2004  (4)         -       -              -               -              -              -
                                 2003  (4)         -       -              -               -              -              -

------------------------------------------------------------

(1) Amounts shown includes same life, dental, and health insurance benefits as all other employees of the Company who work at least 30 hours a week.
(2) Amounts shown represent the number of shares underlying incentive stock options granted, as adjusted for a 20:1 reverse stock split effective September 24, 2004.
(3) Amount represents the value of the note payable conversion feature for funds loaned to us by Mr. Sternberg. The value is based upon the difference in the common stock conversion price and the market value of our common stock at the date of the loan.
(4) Mr. Koehler began working for the Company in September 2005.
(5) Mr. Plumb began working for the Company in October 2005.
(6) Mr. Micek worked for the Company from February 2005 through September 2005.
(7) Mr. Yee began working for the Company in January 2006.

                                       OUTSTANDING STOCK OPTIONS
                             OPTIONS / SAR GRANTS IN THE LAST FISCAL YEAR
                                          (Individual Grants)

------------------------------------------------------------------------------------------------------
                                                Percent of
                                                   Total
                                   Number of    Options/SA
                                  Securities    Rs Granted
                                  Underlying        to
                                 Options/SARs    Employees    Exercise Of
                                    Granted      in Fiscal    Base Price     Market Price   Expiration
Name                                  (#)          Year         ($/Sh)          ($/Sh)         Date
------------------------------------------------------------------------------------------------------
Manfred Sternberg, CEO                 275,000           9%  $        2.00  n/a              1/31/2010
Manfred Sternberg, CEO               1,000,000          33%  $        0.50  $         0.65   1/31/2010
William Koehler, President              50,000           2%  $        0.50  $         0.88   2/22/2010
William Koehler, President             340,000          11%  $        1.08  n/a              8/31/2010
Steven Plumb, CFO                      350,000          12%  $        1.00  n/a              9/30/2010
Don Corley, VP Sales                   250,000           8%  $        1.50  $         1.75   6/30/2010
Larry Walker, President of TTG         250,000           8%  $        1.08  n/a              8/31/2010
Greg Micek (1)                         350,000          12%  $        0.50  $         0.65   1/31/2010

----------------------------------------------------------
(1) Greg Micek was CFO from February 2005 through September 2005

                       AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR
                               AND FISCAL YEAR-END OPTION/ SAR VALUES

---------------------------------------------------------------------------------------------------
                                                                  Number of
                                                                 Unexercised          Value of
                                                                  Securities       Unexercised In
                                                                  Underlying          The-Money
                                                               Options/SARs At       Option/SARs
                                                                    FY-End            at FY-End
                                 Shares Acquired     Value           (#)                 ($)
                                   on Exercise     Realized   Exercisable/Unexe   Exercisable/Unex
Name                                   (#)            ($)          rcisable           ercisable
---------------------------------------------------------------------------------------------------
Manfred Sternberg, CEO                          -          -             110,000             90,000
William Koehler, President                      -          -              10,000                  -
Steven Plumb, CFO                               -          -                   -                  -
Don Corley, VP Sales                            -          -                   -                  -
Larry Walker, President of TTG                  -          -                   -                  -
Greg Micek (1)                                  -          -              70,000                  -

------------------------------------------------------------
(1) Greg Micek was CFO from February 2005 through September 2005

COMPENSATION OF DIRECTORS

     We do not currently pay any cash Directors' fees, but we pay the expenses of our Directors in attending Board meetings. On February 23, 2005, Gilbert Gertner and William Koehler, two Directors, were each granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50. These warrants expire on February 22, 2010. We did not compensate our Directors in 2004.

EMPLOYEE STOCK OPTION PLANS

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. In 2002, we adopted the 2002 Stock and Stock Option Plan (the "2002 Plan"). The purpose of the 2002 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2002 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2002 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2002 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2002 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the 2002 Plan is 450,000 shares. As of December 31, 2005, 450,000 shares of common stock have been granted pursuant to the 2002 Plan.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2005, 614,817 shares of common stock have been granted pursuant to the 2005 Plan.


EMPLOYMENT AGREEMENTS


     In February 2005 we entered into a new employment agreement with Manfred Sternberg (the 2005 Sternberg Agreement) for a period of two years at an annual salary of $180,000 per year. The 2005 Sternberg Agreement replaces the previous agreement with Mr. Sternberg. The 2005 Sternberg agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 and reimbursement for up to $1,000 per month in discretionary business related
expenses.   In addition, the 2005 Sternberg agreement provides for four (4)
weeks of vacation per year. Under the 2005 Sternberg Agreement, the Company issued to Mr. Sternberg the option to purchase the 275,000 shares of our common stock that had vested under his previous agreement at a revised exercise price of $2.00 per share. We also agreed to issue an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share. The option vests as follows: 50,000 shares on the date of grant, and 50,000 shares every month thereafter until fully vested. The option expires on January 31, 2010.

During February 2005 we entered into a two-year employment agreement with Greg Micek (the Micek Agreement). Originally, the Micek Agreement was to expire in February 2007. Under the Employment Agreement, Mr. Micek was to receive an annual salary of $120,000, and may receive bonuses in such amounts as are mutually agreed upon if major transactions occur. Mr. Micek is also entitled to participate in employee benefit plans. Mr. Micek has been granted options to purchase 350,000 shares of our common stock at an exercise price of $0.50 per share expiring in February 2010. The options vest pro rata on a monthly basis over the two-year term of the Employment Agreement. Upon the hiring of a suitable replacement, Mr. Micek's option would vest 100%. In October 2005 the Company retained the services of Mr. Plumb and the option became 100% vested.

In July 2005 we entered into an employment agreement with Don Corley (the Corley Agreement) for a period of two years at an annual salary of $120,000 per year to serve as Vice President of Sales and Operations. The Corley Agreement calls for Mr. Corley to receive a quarterly bonus of five (5) percent of the gross profits of the quarterly business of Bluegate, as defined in the Corley Agreement. The bonus may not exceed $130,000 per year. The Corley Agreement calls for the Company to provide health, dental, vision and any other benefits that the
Company may provide to its employees.   In addition, the Corley Agreement
provides for two (2) weeks of vacation per year. Under the Corley Agreement, the Company issued to Mr. Corley an option to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share. The option vests as follows: 10,416.82 shares on the date of grant, July 1, 2005 and 10,416.66 shares every month thereafter until fully vested. The option expires on June
30, 2010.   In January 2006 Mr. Corley relinquished his operational duties and his job title was changed to Vice President of Sales.

     In September 2005 we entered into an employment agreement with William Koehler (the Koehler Agreement) for a period of two years at an annual salary of $150,000 per year to serve as President and Chief Operating Officer. The Koehler Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 and reimbursement for up to $1,000 per month in
discretionary business related expenses.   In addition, the Koehler Agreement
provides for four (4) weeks of vacation per year. Under the Koehler Agreement, the Company issued to Mr. Koehler an option to purchase 340,000 shares of our common stock at an exercise price of $1.08 per share. The option vests as follows: 50,000 shares on the date of grant, September 1, 2005 and 290,000 shares on September 1, 2006. The option expires on August 31, 2010.

     In September 2005 we entered into an employment agreement with Larry Walker (the Walker Agreement) for a period of two years at an annual salary of $125,000 per year to serve as the President of Trilliant Technology Group, Inc, a wholly owned subsidiary of Bluegate. The Walker Agreement also provides for: a) quarterly bonuses equal to 20% of Mr. Walker's quarterly salary based upon performance criteria established by the Company, and b) annually options to purchase either 50,000 shares of our common stock at $1.08 per share if 100% of certain performance objectives, as defined by the company, or 100,000 shares of common stock if 125% of the aforementioned performance objectives are met. The Walker Agreement calls for the Company to provide health, dental, vision and any
other benefits that the Company may provide to its employees.   In addition, the
Walker Agreement provides for two (2) weeks of vacation per year. Under the Walker Agreement, the Company issued to Mr. Walker an option to purchase 250,000 shares of our common stock at an exercise price of $1.08 per share. The option vests as follows: 10,416.82 shares on the date of grant, September 1, 2005 and 10,416.66 shares every month thereafter until fully vested. The option expires on August 31, 2010.

     In October 2005 we entered into a contract with Clear Financial Solutions, Inc., to provide the services of Steven M. Plumb, CPA to serve as our Chief Financial Officer. Mr. Plumb is paid a monthly retainer of $8,250 per month and received an option to purchase 350,000 shares of our common stock at an exercise price of $1.00 per share. The option vests equally during the 24 months from October 2005 to September 2007.

     In January 2006 we entered into an employment agreement with Richard Yee (the Yee Agreement) for a period of two years at an annual salary of $140,000 per year to serve as Senior Vice President - Operations. Mr. Yee is entitled to a salary increase of $7,000 on January 1, 2007. The Yee Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 and reimbursement for up to $1,000 per month in discretionary business related expenses. In addition, the Yee Agreement provides for four (4) weeks of vacation per year. The Company will also pay Mr. Yee a bonus of $10,000 payable in cash or the equivalent amount of common stock of the

Company at the time that he moves into a home located in metropolitan Houston, Texas and pay the costs of his relocation to Houston, Texas and the income tax effect of any relocation expenses that are not considered to be qualified moving expenses as defined in the Internal Revenue Code. Under the Yee Agreement, the Company issued to Mr. Yee an option to purchase 546,600 shares of our common stock at an exercise price of $0.75 per share. The option vests as follows:
50,000 shares on March 1, 2006 and 46,600 shares on September 1, 2006, 225,000 shares on March 1, 2007, and 225,000 shares on March 1, 2008. The option expires on January 29, 2011.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of February 28, 2006 by: (i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                                 AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP AS OF
TITLE OR CLASS  NAME AND ADRESS OF BENEFICIAL OWNER               FEBRUARY 28, 2006        PERCENT OF CLASS (1)
Common Stock    Robert Davis                                               2,354,205  (3)                23.29%
                701 N. Post Oak, Suite 630
                Houston, Texas 77024

Common Stock    Pacific Continental Securities                             1,358,473                     13.44%
                Oficentro La Sabana
                Edificio 6, Piso 7
                San Jose Costa Rica

                CURRENT DIRECTORS
Common Stock    Manfred Sternberg                                          2,250,005  (2)                22.26%
                701 N. Post Oak, Suite 630
                Houston, Texas  77024

Common Stock    William Koehler                                              213,565  (4)                 2.11%
                1602 Lynnview
                Houston, Texas  77055

Common Stock    Gilbert Gertner                                               62,500  (5)                 0.62%
                1000 Uptown Park Blvd, Suite 232
                Houston, Texas  77056

                EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Common Stock    Don Corley                                                   111,251  (6)                 1.10%
                701 N. Post Oak, Suite 630
                Houston, Texas 77024

Common Stock    Larry Walker                                                  72,918  (7)                 0.72%
                701 N. Post Oak, Suite 630
                Houston, Texas 77024

Common Stock    Rick Yee                                                      50,000  (8)                 0.49%
                701 N. Post Oak, Suite 630
                Houston, Texas 77024

Common Stock    Steven M. Plumb                                               87,504  (9)                 0.87%
                701 N. Post Oak, Suite 630
                Houston, Texas 77024

(1) The percentage of beneficial ownership of Common Stock is based on 10,109,708 shares of Common Stock outstanding as of March 13, 2006 and excludes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock or conversion of any outstanding preferred stock of the Company, other than the shares of Common Stock issuable upon excercise of options or warrants to purchase
     Common Stock held by the named person to the extent such options or warrants are exercisable within 60 days of December 31, 2005.

(2) Of the 2,250,005 shares beneficially owned by Mr. Sternberg: 286,995 shares are common shares which are owned indirectly through Five Star Mountain, L.P. The general partner of Five Star Mountain, L.P. is Manfred Sternberg & Associates, P.C. whose president is Manfred Sternberg. 825,000 shares are common shares issuable upon the exercise of options of which options for 275,000 common shares are owned indirectly through Manfred Sternberg & Associates, P.C.; 568,630 are common shares issuable upon exercise of warrants; and, 569,380 shares are common shares owned directly by Mr. Sternberg.

(3) Of the 2,354,205 shares beneficially owned by Mr. Davis: 821,255 shares are common shares which are owned indirectly through Madred Partners, Ltd. which is a family limited partnership of Mr. Davis; 500,000 shares are common shares which are owned by Altitude Partners, Ltd., which is a family limited partnership of Mr. Davis, 940,000 shares are common shares issuable upon the exercise of warrants of which warrants for 500,000 shares are owned indirectly through Altitude Partners, Ltd, warrants for 347,050 common shares are owned indirectly through Madred Partners, Ltd., warrants for 52,950 shares are owned indirectly through Laguna Rig Services, Inc., an entity owned by Mr, Davis and warrants for 40,000 common shares are owned indirectly through MPH Production Company, Inc., an entity owned by Mr Davis; 52,950 shares are owned by Laguna Rig Services, Inc.; and, 40,000 shares are owned by MPH Production Company, Inc.

(4) Of the 213,565 shares beneficially owned by Mr. Koehler, 62,500 are common shares issuable upon the exercise of options and warrants and 151,065 are common shares owned directly by Mr. Koehler but held by us under an escrow agreement, as collateral for representations and warranties related to the sale of the assets of Trilliant Corp to us in September 2005, due to expire in September 2006.

(5) The 62,500 shares beneficially owned by Mr. Gertner are common shares issuable upon the exercise of options and warrants.

(6) The 111,251 shares beneficially owned by Mr. Corley are common shares issuable upon the exercise of options.

(7) The 72,918 shares beneficially owned by Mr. Walker are common shares issuable upon the exercise of options.

(8) The 50,000 shares beneficially owned by Mr. Yee are common shares issuable upon the exercise of options.

(9) The 87,504 shares beneficially owned by Mr. Plumb are common shares issuable upon the exercise of options. We are not aware of any arrangements that could result in a change of control.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                       Number of                 Weighted-average    Number of securities
                       securities to be          exercise price of   remaining available for
                       issued upon               outstanding         future issuance under
                       exercise of               options,            under  equity
                       outstanding               warrants and        compensation
                       options, warrants         rights              plans (excluding
                       and rights                                    securities reflected in
                                                                     column (a)

                              (a)                       (b)                     (c)
PLAN CATEGORY:

Equity compensation
plans approved by
security holders                        -                         -                        -  (1)

Equity compensation
plans not approved by
security holders                2,932,500  (2)  $              0.91                2,385,183  (3)
-------------------------------------------------------------------------------------------------

Total                           2,932,500       $              0.91                2,385,183
----------------------------------------------

(1) This amount is pursuant to various compensation agreements with directors and executive officers as follows:

(2) This amount is pursuant to various compensation agreements with directors and executive officers as follows:

                    Director compensation, 50,000 shares for each of two
                    directors                                                        100,000
                    Option to purchase common stock of the Company, based
                    upon employment agreements, as follows:
                        Manfred Sternberg, CEO                                     1,275,000
                        William Koehler, President                                   340,000
                        Steven Plumb, CFO                                            350,000
                        Don Corley, VP of Sales                                      267,500
                        Larry Walker, President of TTG, Inc.                         250,000
                        Greg Micek, former CFO                                       350,000

(3) The shares are the remaining unissued shares under our 2005 Stock and Stock Option Pan (the 2005 Plan).

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

In December 2005 we borrowed $25,000 from William Koehler, the President of Bluegate. The note bears interest at 10% and is due on June 30, 2006.

In 2005 we paid interest on notes payable to related parties totaling $8,415.

During the first quarter of 2006 the Company entered into a line of credit Bluegate to borrow agreement with each of two related parties, our CEO and our president, for Bluegate to borrow up to $250,000 each. The notes are due upon demand. As of March 30, 2006, the Company had borrowed the following:

          CEO Line of Credit                  $ 198,000
          President Line of Credit              171,000
                                              ---------
            Total                             $ 369,000
                                              =========

ITEM 13.     EXHIBITS.

Exhibit    Exhibit
Number     Description
--------------------------------------------------------
16.1 (1)   Letter from Ham, Langston & Brezina, L.L.P., Certified Public
           Accountants

31.1       Certification pursuant to Section 13a-14 of CEO

31.2       Certification pursuant to Section 13a-14 of CFO

32.1       Certification pursuant to Section 1350 of CEO

32.2       Certification pursuant to Section 1350 of CFO

--------------------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Current Report on Form 8-K, filed July 18, 2005.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

     In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the year ended December 31, 2005.

     In 2004, our Board of Directors selected as our independent accountant the CPA firm of Ham, Langston & Brezina, LLP ("HLB") of Houston, Texas. HLB audited our financial statements for the years ended December 31, 2005 and 2004.


1.   AUDIT FEES.

     Our audit fees for the years ended December 31, 2005 and 2004 were as follows:

                             2005      2004
                           --------  --------
       MB                  $ 50,140  $      -
       HLB                 $  5,000  $ 30,964

2.   AUDIT-RELATED FEES.

     For the two years ended December 31, 2005 and 2004, we were not billed by HLB or MB for any non-audit-related fees.

3.   TAX FEES.

     Our tax fees for the years ended December 31, 2005 and 2004 were as follows:

                             2005      2004
                           --------  --------
       MB                  $      -  $      -
       HLB                 $         $  2,500

4.   ALL OTHER FEES.

     For the two years ended December 31, 2005 and 2004, we were not billed by HLB of MB for any other professional services.

5(I). PRE-APPROVAL POLICIES.

     Our Audit Committee will not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement. The work of our Audit Committee commenced on June 1, 2005.

5(II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

     There were no services performed by our independent auditor of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A. Our Audit Committee considers that the work done for us by MB is compatible with maintaining MB's independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.


                              BLUEGATE CORPORATION

March 31, 2006
                              By: /s/ Manfred Sternberg
                              Manfred Sternberg
                              Director, Chief Executive Officer, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 2006                By: /s/ Manfred Sternberg
                              Manfred Sternberg
                              Director, Chief Executive Officer, President


March 31, 2006                By: /s/ Steven M. Plumb
                              Steven M. Plumb, CPA
                              Chief Financial Officer


March 31, 2006                By: /s/ Gil Gertner
                              Gil Gertner
                              Director


March 31, 2006                By: /s/ William Koehler
                              William Koehler
                              President and Director

                              BLUEGATE CORPORATION
                                   __________


                        CONSOLIDATED FINANCIAL STATEMENTS
                    WITH REPORTS OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                              BLUEGATE CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                                   PAGE
                                                                   ----

Report of Independent Registered Public Accounting Firm            F-3

Report of Predecessor Independent Registered Public
    Accounting Firm                                                F-4

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2005 and 2004     F-5

  Consolidated Statements of Operations for the years
    ended December 31, 2005 and 2004                               F-6

  Consolidated Statements of Stockholders' Deficit for the
    years ended December 31, 2005 and 2004                         F-7

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2005 and 2004                               F-9

Notes to Consolidated Financial Statements                         F-11

                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   Bluegate Corporation
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Bluegate Corporation, ("Bluegate") as of December 31, 2005 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of Bluegate's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Bluegate will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Bluegate has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 16, 2006

      REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      -------------------------------------------------------------------


To  the  Stockholders  and  Directors
Bluegate  Corporation


We have audited the accompanying consolidated balance sheet of Bluegate Corporation as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluegate Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


HAM, LANGSTON & BREZINA, L.L.P.
Houston,  Texas
March  28,  2005

                                  BLUEGATE CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,   DECEMBER 31,
                                                                2005           2004
     ASSETS
------------
Current assets:
  Cash and cash equivalents                                $      27,791   $      3,708
  Accounts receivable, net                                       365,131        209,856
  Note receivable                                                      -        146,814
  Prepaid expenses and other                                      46,809         29,429
                                                           --------------  -------------
Total current assets                                             439,731        389,807
                                                           --------------  -------------
Property and equipment, net                                      106,157         73,458
Goodwill                                                          83,202              -
Intangible assets, net                                            25,912              -
                                                           --------------  -------------
Total assets                                               $     655,002        463,265
                                                           ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
Convertible notes payable, net of unamortized discount
of $242,316                                                $     257,684   $          -
Notes payable                                                     12,800          2,800
Notes payable to related parties                                  25,000        389,018
Accounts payable                                                 491,337        725,456
Accrued liabilities                                              174,674        296,637
Deferred revenue                                                 404,553        217,073
                                                           --------------  -------------
Total current liabilities                                      1,366,048      1,630,984
                                                           ==============  =============

Commitments and contingencies                                          -              -

Stockholders'deficit:
Series A Convertible Non-Redeemable Preferred stock,
$.001 par value, 20,000,000 shares authorized, 110.242
issued and outstanding, $5,000 per share liquidation
preference($551,210 aggregate liquidation preference)                  -
Series B Convertible Non-Redeemable Preferred stock,
$.001 par value, 10,000,000 shares authorized; no shares
issued and outstanding                                                 -              -
Common stock, $.001 par value, 50,000,000 shares
authorized, 6,332,376 and 2,548,809 shares issued and
outstanding at December 31, 2005 and 2004, respectively            6,332          2,549
Additional paid-in capital                                    10,841,189      6,184,450
Subscription receivable                                          (15,007)       (11,141)
Deferred compensation                                            (34,592)             -
Accumulated deficit                                          (11,508,968)    (7,343,577)
                                                           --------------  -------------
Total stockholders' deficit                                     (711,046)    (1,167,719)
                                                           --------------  -------------

Total liabilities and stockholders' deficit                $     655,002   $    463,265
                                                           ==============  =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                   BLUEGATE CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004


                                                                    2005         2004
                                                                ------------  -----------

Service revenue                                                 $ 2,493,343   $1,109,502

Cost of services                                                  1,110,382      597,818
                                                                ------------  -----------
  Gross margin                                                    1,382,961      511,684

Selling, general and administrative expenses                      4,544,627    1,341,723
Bad debt expense                                                    203,105       48,000
                                                                ------------  -----------
Loss from operations                                             (3,364,771)    (878,039)

Interest income                                                           -        4,400
Gain on debt extinguishment                                         490,786            -
Loss on conversion of notes payable to common stock                (892,882)           -
Interest expense                                                   (381,223)     (46,240)
Other income                                                              -        6,467
Other expense                                                       (17,301)           -
                                                                ------------  -----------
    Loss from continuing operations                              (4,165,391)    (913,412)
                                                                ------------  -----------

Discontinued operations:
Gain from sale of discontinued broadband internet segment                 -      784,213
Loss from operation of discontinued broadband internet segment            -     (511,000)
                                                                ------------  -----------
  Income from discontinued operations                                     -      273,213
                                                                ------------  -----------
    Net loss                                                    $(4,165,391)  $ (640,199)
                                                                ============  ===========

Basic and diluted:

Net income (loss) per common share:                             $     (0.90)  $    (0.42)
Continuing operations                                                 (0.90)       (0.42)
Discontinued operations                                                   -         0.12
Weighted average shares
  outstanding                                                     4,608,938    2,161,615

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                BLUEGATE CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                     __________

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
                        =============  ============


                                                       BLUEGATE CORPORATION
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                          FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004
                                                            __________

                                                           ADDITIONAL                                  ACCUM-
                      COMMON STOCK      PREFERRED STOCK     PAID -IN   SUBSCRIPTION    DEFERRED        ULATED
                  --------------------  ---------------
                    SHARES    CAPITAL   SHARES  CAPITAL     CAPITAL     RECEIVABLE    COMPENSATION      DEFICIT        TOTAL
                  ----------  --------  ------  --------  -----------  ------------  --------------  -------------  ------------
Balances,
December 31,
2004              2,548,809   $  2,549     111  $      -  $ 6,184,450  $   (11,141)  $           -   $ (7,343,577)  $(1,167,719)
Issuance of
common stock for
cash              1,492,067      1,492       -         -      704,852       (8,000)              -              -       698,344
Conversion of
notes payable
and
accrued interest
for common stock
and stock
warrants          1,208,630      1,209       -         -    1,569,879            -               -              -     1,571,088
Issuance of
common stock for
services            824,574        824       -         -      637,908            -               -              -       638,732
Issuance of
common stock for
acquisition         258,308        258       -         -      180,558            -               -              -       180,816
Receipt of cash
for subscription
receivable                -          -       -         -            -        4,134               -              -         4,134
Stock options
and warrants
issued
for services              -          -       -         -    1,037,254            -         (34,592)             -     1,002,662
Convertible
notes issued
with
warrants                                                      526,288                                                   526,288
Stock issued for
convertible debt        (12)         -       -         -            -            -               -              -             -
Net loss                  -          -       -         -            -            -               -     (4,165,391)   (4,165,391)
                  ----------  --------  ------  --------  -----------  ------------  --------------  -------------  ------------
Balance at
December 31,
2005              6,332,376   $  6,332     111  $      -  $10,841,189  $   (15,007)  $     (34,592)  $(11,508,968)  $  (711,046)
                  ----------  --------  ------  --------  -----------  ------------  --------------  -------------  ------------

                                                The accompanying notes are an integral
                                            part of these consolidated financial statements.

                                BLUEGATE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                             2005          2004
                                                         ------------  ------------
Cash flows from operating activities:
  Net loss                                               $(4,165,391)  $  (640,199)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss from discontinued operations                                  -      (273,213)
  Accretion of debt discount                                 357,684             -
  Depreciation and amortization                               81,141        43,253
  Bad debt expense                                           203,105        46,000
  Common stock issued for services                           638,733         2,164
  Common stock options and warrants issued for
  services                                                 1,002,661        12,008
  Loss on debt conversion                                    892,882             -
  Gain on debt extinguishment                               (490,786)            -
  Changes in operating assets and liabilities:
    Accounts receivable                                     (204,789)     (173,081)
    Prepaid and other current assets                           5,876       (27,329)
    Accounts payable and accrued expenses                    519,651        (2,408)
 Deferred revenue                                            187,480       169,590
    Other assets                                              (2,158)            -
                                                         ------------  ------------
Net cash used in continuing operations                      (973,911)     (843,215)
Net cash used in discontinued operations                           -      (456,627)
                                                         ------------  ------------
        Net cash used by operating activities               (973,911)   (1,299,842)
                                                         ------------  ------------
Cash flows from investing activities:
Proceeds from sale of Conn. Svcs. business                         -       500,000
Purchases of long term investment                            (30,000)            -
  Payments received on note receivable                        20,768       103,186
  Acquisition of Trilliant Corporation assets               (161,034)            -
  Purchase of property and equipment                         (51,886)       (6,213)
                                                         ------------  ------------

Net cash provided by (used in) continuing operations        (222,152)       (6,213)
Net cash provided by (used in)  discontinued operations            -       603,186
                                                         ------------  ------------

Net cash provided by (used in) investing activities         (222,152)      596,973
                                                         ------------  ------------

Cash flows from financing activities:
  Decrease in bank overdraft                                  (9,620)      (54,085)
  Proceeds from notes payable to related parties              25,000        74,833
  Repayment of notes payable to related parties              (34,000)     (325,143)
  Proceeds from notes payable                                536,288       450,000
Repayment of notes payable                                         -       (47,200)
  Proceeds from subscription receivable                        4,134             -
  Issuance of common stock for cash                          698,344       598,687
                                                         ------------  ------------
Net cash provided by continued operations                  1,220,146       297,092
Net cash provided by discontinued operations                       -       400,000
                                                         ------------  ------------
Net cash provided by financing activities                  1,220,146       697,092
                                                         ------------  ------------
Net increase in cash and cash equivalents                     24,083        (5,777)

Cash and cash equivalents at beginning of period               3,708         9,485
                                                         ------------  ------------
Cash and cash equivalents at end of period               $    27,791   $     3,708
                                                         ============  ============

            The accompanying notes are an integral
                part of these consolidated financial statements.

                              BLUEGATE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (Continued)

                                                            YEAR ENDED
                                                   ----------------------------
                                                   DECEMBER 31,   DECEMBER 31,
                                                        2005           2004
                                                   -------------  -------------
Non Cash Transactions:

Issuance of common stock for conversion of
   notes payable                                   $     100,000  $           -
Issuance of common stock and common stock
   equivalents for conversion of related party
   notes payable                                         355,018              -
Issuance of common stock and common stock
   equivalents for conversion of accrued
   interest                                               68,891              -
Issuance of common stock and common stock
   equivalents  for conversion of related party
   accounts payable                                      154,297              -
Issuance of common stock for acquisition                 180,818
Discount upon issuance of convertible
   notes payable                                         526,288
Nationwide settlement:
  Accounts receivable                                    122,429              -
  Accounts payable                                       151,949              -
  Note receivable                                        128,230              -

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                   2,072         33,277

                              BLUEGATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

     Bluegate Corporation (the "Company") is a Nevada Corporation that provides the healthcare community with BLUEGATE, the Company's secure medical grade network using Cisco System's(TM) virtual private network technology to assist in compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA").

     The Company was originally incorporated as Solis Communications, Inc. ("Solis") on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004 we changed our name to Bluegate Corporation.

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

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiary after elimination of all significant intercompany accounts and transactions.

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

     The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     -------------------------------------------------------
     Accounts receivable are amounts due on sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

     PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the various classes of depreciable property as follows:

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

     INTANGIBLES
     -----------
     Goodwill represents costs in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are preset) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of Trilliant Corporation's assets in September 2005 is not being amortized for book purposes and is subject to annual impairment testing provisions of FAS 142.

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

     LOSS  PER  SHARE
     ----------------

     Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2005 and 2004 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2005 and 2004.


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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information for the years ended December 31, 2005 and 2004 follows:

                                                                 2005          2004
                                                             ------------  ------------
Net loss as reported                                         $(4,165,391)  $  (640,199)

  Add:      Stock-based employee
            compensation expense included in
            reported net income, net of related tax effects      268,407        12,008

  Deduct:   Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects            (1,268,276)     (533,308)
                                                             ------------  ------------
Pro forma net loss                                           $(5,165,260)  $(1,161,499)
                                                             ============  ============
Basic and diluted loss per share as reported                 $     (0.90)  $     (0.30)

Proforma basic and diluted loss per share                    $     (1.12)  $     (0.54)

Risk free interest rate                                                5%            5%

Dividend yield                                                         -             -

Weighted average volatility                                          260%            2%

Weighted-average expected life of options                         5 yrs.        5 yrs.


                                    Continued

                              BLUEGATE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     ---------------------------------------------------------------------------

     REVENUE  RECOGNITION
     --------------------

     Revenue from services are recognized based upon contractually determined monthly service charges to individual customers and as work is performed. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2005 and 2004, deferred service revenue was $404,553 and $217,073, respectively.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options. The transitional effect of this provision of SFAS 123R will result in the expensing of $34,592 of deferred compensation which represents the unvested portion of the intrinsic value of options granted in 2005 and the expensing of the remaining fair value of the unvested portion of stock options as they vest, of $1,060,080 and $192,928 of compensation expense in 2006 and 2007, respectively. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. Prior periods will not be restated as a result of this accounting change.

     The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

     RECLASSIFICATIONS
     -----------------
     We have reclassified certain prior-year amounts to conform to the current year's presentation.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended December 31, 2005 and 2004 the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. The Company experienced negative financial results as follows:

                                                   2005          2004
                                               ------------  ------------
Net loss                                       $(4,165,391)  $  (640,199)
Negative cash flow from continuing operations     (973,911)     (843,215)
Negative working capital                          (926,317)   (1,241,177)
Stockholders' deficit                             (711,046)   (1,167,719)
Book overdraft                                           -        (9,620)

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

     These steps have provided the Company with the cash flows to continue its business plan, but have not resulted in significant improvement in the Company's financial position. Management is considering alternatives to address its cash flow situation that include:

     - Raising capital through additional sale of its common and preferred stock and/or debt securities.
     - Merging the Company with another business that compliments current activities.
     - Reducing cash operating expenses to levels that are in line with current revenues. Reductions can be achieved through the issuance of additional common shares of the Company's stock in lieu of cash payments to employees or vendors.
     -    Selling  assets  that  management  believes  are  not  critical.

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

     The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.     ACQUISITION
       -----------

     TRILLIANT CORPORATION
      ---------------------

     On September 15, 2005, Bluegate acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition will strengthen Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 in cash and 258,302 shares of Bluegate's common stock valued at $180,811. The asset sale and purchase agreement provides for additional consideration of up to 827,160 common shares depending on the acquired business' revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired. The estimated fair values of the assets acquired at September 15, 2005 are as follows:

                    Property and equipment       $  17,270
                    omputer software                41,893
                    Customer list                   28,702
                    Accounts receivable            170,782
                    Goodwill                        83,202
                                                 ---------
                    Total                        $ 341,849
                                                 =========

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

     The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2004, are as follows:

                                                 ------------------------
                                                    2005         2004
                                                 -----------  -----------
                    Service revenue              $3,199,000   $2,445,859

                    Net loss                     (4,189,729)    (804,580)

                    Net (loss) per common share       (0.91)       (0.37)

     The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

4.   DISCONTINUED  INTERNET  SERVICE  PROVIDER  OPERATIONS
     -----------------------------------------------------

     Effective June 21, 2004, the Company entered into an Asset Sale Agreement (the "Agreement") with DFW Internet Services, Inc. ("DFW"), a Texas corporation and a wholly-owned subsidiary of MobilePro Corporation for the sale of certain assets related to connectivity services including wireless, digital subscriber line and traditional communication technologies to business and residential customers. Under the terms of this Agreement, the Company received a total of $1,150,000, consisting of $900,000 in cash and a $250,000 one-year promissory note. Additionally, DFW acquired 85% of accounts receivable associated with services provided to the Company's customers through June 17, 2004. Further, DFW entered into a one-year sublease for the Company's leased space at 701 N. Post Oak Road, Suite 630, Houston, Texas, for rental rate of $3,000 per month. The terms and conditions of the transactions were the result of arms-length negotiations by the parties. As a result of the Agreement the Company's operations are now solely based on Bluegate (TM), the Company's branded HIPAA compliant broadband digital connectivity service for health care providers. Following is analysis of assets sold under the agreement:


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

Assets sold:
  Property and equipment                          $  238,346
  Goodwill associated with connectivity business     200,346
  Accounts receivable                                 72,650
                                                  ----------

                                                     511,342
                                                  ----------
Consideration received
  Note payable assumed                               400,000
  Deferred revenue                                   145,555
  Cash                                               500,000
  Note receivable                                    250,000
                                                  ----------
                                                   1,295,555
                                                  ----------

     Gain recognized                              $  784,213
                                                  ==========

     Following is an analysis of the discontinued operations of Crescent ISP, presented in the accompanying financial statements:

                                                 2005         2004
                                              ----------  ------------
Sales and service revenue                     $       -   $   847,551

Cost of sales and services                            -       680,830
                                              ----------  ------------

  Gross margin                                        -       166,721

Selling, general and administrative expenses          -       657,395
                                              ----------  ------------

Loss from operations                                   -     (490,674)

Interest expense                                       -      (20,326)
                                              ----------  ------------

    Net loss                                  $        -  $  (511,000)
                                              ==========  ============


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________



5.   ACCOUNTS  RECEIVABLE,  NET
     --------------------------

     Accounts receivable, net consists of the following at December 31, 2005 and 2004:

                                            2005         2004
                                          --------     --------
          Accounts receivable             $483,417     $257,856
          Less allowance for bad debts     118,286       48,000
                                          --------     --------

                                          $365,131     $209,856
                                          ========     ========

6.   PROPERTY  AND  EQUIPMENT,  NET
     -------------------------------

     Property and equipment, net consists of the following at December 31, 2005 and 2004 respectively:

                                              2005          2004
                                         ------------  ------------
          Computer equipment             $    96,013   $    35,677
          Software                           210,878       164,934
          Office furniture                    60,734        55,964
                                         ------------  ------------
                                             367,625       256,575
          Less accumulated depreciation     (261,468)     (183,117)
                                         ------------  ------------
                                         $   106,157   $    73,458
                                         ============  ============

          Depreciation expense for the years ended December 31, 2005 and 2004 was $78,351 and $97,626, respectively. Depreciation expense is presented in the accompanying statement of operations as follows:

                                         2005       2004
                                      ---------  ---------
          Cost of sales and services  $  78,351  $  43,253

          Discontinued operations             -     54,373
                                      ---------  ---------
                                      $  78,351  $  97,626
                                      =========  =========

7.   INTANGIBLE ASSETS,  NET
     ------------------------
     Intangible assets, net consists of the following at December 31, 2005 and 2004:

                                             2005          2004
                                         ------------  -----------
          Customer list                  $    28,702   $         -
          Less accumulated amortization       (2,790)            -
                                         ------------  -----------
                                         $    25,912   $         -
                                         ============  ===========


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


8.   NOTES  PAYABLE
     --------------
     Notes payable at December 31, 2005 and 2004 are summarized below:

                                                                                     2005       2004
                                                                                  ----------  --------
     CONVERTIBLE NOTES PAYABLE
     10% convertible notes payable, dated September 26, 2005, due on April 26,
     2006, net of discount of $242,316 at December 31, 2005.                      $ 257,684   $      -
                                                                                  ----------  --------
     Total convertible notes payable                                              $ 257,684   $      -
                                                                                  ==========  ========

     NOTES PAYABLE
     10% note payable due upon demand                                             $  12,800   $  2,800
                                                                                  ----------  --------
                                                                                  $  12,800   $  2,800
                                                                                  ==========  ========

     NOTES PAYABLE TO RELATED PARTIES
     10% note payable to a William Koehler, dated December 31, 2005, due on June
     30, 2006.                                                                    $  25,000   $      -

     8% convertible note payable to Laguna Rig Service,  Inc., (a company controlled by Robert Davis, a  director/founding stockholder of the
     Company), due on demand. If demand is not made by the note holder, the final maturity date  is January 1, 2010. Interest is due monthly. This note provides the holder an option for immediate conversion into shares of the
     Company's common  stock at a conversion price of $0.05 per share. The conversion price at the date this note was negotiated was below the fair
     value of the Company's common stock.                                                 -     26,475

     Notes payable to MPH Production Company (a company  controlled by Robert
     Davis, an officer/founding  stockholder of the Company) and Manfred
     Sternberg (an  officer/founding stockholder of the Company), bearing interest at 15% per year and due upon demand.  If demand is not made by the note holders, the final maturity dates of these notes will occur on January
     1, 2014.  These notes are collateralized by substantially all assets of the
     Company.                                                                             -     99,833

     Convertible notes payable to Manfred Sternberg  (officer/director/founding stockholder of the  Company) and Madred Partners, Ltd. (a company controlled by Robert Davis, a director/  founding stockholder of the
     Company).  These  notes bear interest at a stated rate of 8% per  year and are due on demand.  If demand is not  made by the note holders, the final maturity  dates of these notes will occur at various  dates through January
     2010. Interest is due  monthly. These notes provide the holders an  option for immediate conversion into shares of  the Company's common stock at a conversion  price of $0.05 per share.  The conversion price  at the date these notes were negotiated was  below the fair value of the Company's
     common  stock.                                                                       -    262,710
                                                                                  ----------  --------
     Total convertible notes payable to related parties                           $  25,000   $389,018
                                                                                  ==========  ========

     The carrying value of the convertible notes payable at December 31, 2005 is as follows:

     Proceeds from debt issuance                                                  $ 500,000
     Less:  discount related to warrants                                           (236,540)
       discount related to conversion feature                                      (189,748)
       financing costs                                                              (73,712)
     Add:   Discount amortization                                                   257,684
                                                                                  ----------
                                                                                  $ 257,684
                                                                                  ==========


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________



9.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities consists of the following at December 31, 2005 and 2004:

                                                   2005       2004
                                                ---------  ---------
     Accrued Koehler salary                     $   6,003  $       -
     Accrued Sternberg salary                       7,750          -
     Accrued J. Oliveras salary                     7,500          -
     Accrued payroll tax and related penalties     82,223    204,432
     Accrued medical insurance                      6,188      9,287
     Accrued sales taxes                            7,209      9,052
     Accrued interest expense                      22,158     73,866
     Investor commission payable                    3,500
     Trilliant Corp. payable                       32,143
                                                ---------  ---------
                                                $ 174,674  $ 296,637
                                                =========  =========

10.  INCOME  TAXES
     -------------

     The composition of deferred tax assets and the related tax effects at December 31, 2005 and 2004 respectively, were as follows:


Liability
---------
                                                2005             2004
                                            ------------     -------------
     Basis of property and equipment        $     5,000     $     5,000
                                            ------------     -------------

     Assets
     ------
     Benefit from carryforward of net           3,900,000       2,487,000
       operating loss
     Allowance for doubtful accounts               40,000          16,000
                                            ------------     -------------

       Total assets                             3,940,000       2,503,000

     Less valuation allowance                   3,945,000      (2,508,000)
                                            ------------     -------------

                                                    5,000           5,000
                                            ------------     -------------

         Net deferred tax asset              $         -      $         -
                                            ------------     -------------


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


10.  INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2005  and  2004  is  as  follows:


                                          YEAR ENDED             YEAR ENDED
                                      DECEMBER 31, 2005      DECEMBER 31, 2004
                                    ---------------------  ---------------------
                                      AMOUNT     PERCENT     AMOUNT     PERCENT
                                    ----------  ---------  ----------  ---------
     Benefit for income tax at
       federal statutory rate       $ 1,416,233     34.0%   $ 217,668       34.0%
     Non-deductible meals and
       entertainment                     (3,194)    (0.1)      (2,599)      (0.4)
     Non-deductible interest
       expense                               -         -      (25,000)      (3.9)
     Increase in valuation
       allowance                     (1,413,039)   ( 33.9)   (190,069)     (29.7)
                                     ----------  --------   ----------  ---------

         Total                       $       -         -%   $       -          -%
                                     ==========  ========   ==========  =========

     At December 31, 2005, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $11,470,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2025. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $1,144,000 of net operating losses incurred prior to July 23, 2001 was significantly limited as a result of the change of control that occurred in connection with the Company's reverse acquisition of Berens Industries, Inc. The benefit could be subject to further limitations if significant future ownership changes occur in the Company.


11.  STOCKHOLDERS'  DEFICIT
     ---------------------

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


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


11.  STOCKHOLDERS'  DEFICIT
     ---------------------

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     During 2001 the Company's board of directors approved the issuance of 120 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $5,000 per share. Each share of Series A convertible preferred stock may be converted, at the option of the shareholder, into 11,698.75 shares of common stock with fractional shares permitted. In February 2006, the preferred stock was converted into 1,418,660 common shares.

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

     STOCK  OPTION  PLANS
     --------------------

     The Company has adopted the 2002 Stock and Stock Option Plan (the "2002 Plan") under which incentive stock options for up to 450,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Plan is designed to attract and reward key executive personnel. As of December 31, 2005, the Company has granted 450,000 options under the Plan.

     Stock options granted pursuant to the 2002 Plan expire as determined by the board of directors. All of the options granted by the Company are to be granted at an option price equal to the fair market value of the common stock at the date of grant.

     In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2005, 614,817 shares of common stock have been granted pursuant to the 2005 Plan.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

11.  STOCKHOLDERS' DEFICIT,  CONTINUED
     ---------------------------------

     SUMMARY  OF  STOCK  OPTIONS
     ---------------------------

                                                                 Weighted
                                                                 Average
                                                                 Exercise
     Non-statutory Stock Options                       Shares     Price
     ----------------------------------------------  ----------  --------
     Outstanding at January 1, 2004                     223,540      2.64
     Granted                                            125,000      4.40
     Exercised                                                -         -
     Forfeited                                                -         -
     Outstanding at January 1, 2005                     348,540      2.64
     Granted                                          3,436,500      0.90
     Exercised                                           30,000      0.50
     Forfeited                                          181,250      1.82
                                                     ----------
     Outstanding at December 31, 2005                 3,573,790      1.04
                                                     ==========

     Options exercisable at December 31, 2005         1,942,134

     Weighted average fair value of options granted
     during the twelve months                        $     0.88

                                   Options Outstanding           Options Exercisable
                          -----------------------------------  -----------------------
                                        Weighted-
                                         Average    Weighted-                Weighted-
                            Number      Remaining    Average      Number      Average
                          Outstanding  Contractual   Exercise   Exercisable   Exercise
Range of Exercise Price   at 12/31/05     Life        Price     at 12/31/05    Price
------------------------  -----------  -----------  ----------  -----------  ----------
$.50 to $6.00               3,573,790  4.251 years  $    1.043    1,942,134  $    1.175


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

11.  STOCKHOLDERS' DEFICIT, CONTINUED
     -------------------------------

     SUMMARY OF STOCK WARRANTS
     -------------------------

                                   NUMBER                    WEIGHTED-
                                  OF SHARES                   AVERAGE
                                    UNDER       EXERCISE      EXERCISE
                                  WARRANTS       PRICES        PRICE
                                  ---------  --------------  ----------
Outstanding at December 31, 2003    116,540  $2.00 - $10.00  $     6.60
Granted                                   -               -           -

Outstanding at December 31, 2004    116,540  $2.00 - $10.00  $     6.60
                                  ---------
Granted                           3,780,297  $ 0.50 - $1.25        0.98
Exercised                            30,000  $         1.00        1.00
Forfeited                           193,500  $0.50 - $10.00        3.45
                                  ---------
Outstanding at December 31, 2005  3,673,337  $ 0.20 - $5.00  $     1.01
                                  =========

     The weighted-average fair value of warrants granted during the year ended December 31, 2005 was $0.92.

 NUMBER OF                                   REMAINING
COMMON STOCK   CURRENTLY                     CONTACTUAL   EXERCISE
EQUIVALENTS   EXERCISABLE  EXPIRATION DATE  LIFE (YEARS)  PRICE ($)
------------  -----------  ---------------  ------------  ---------
      10,000       10,000  March 2008                  3       4.00
      25,000       25,000  July 2008                   3       3.80
       5,000        5,000  November 2008               3       5.00
       2,500        2,500  November 2008               3       2.00
         540          540  November 2008               3       0.20
     100,000      100,000  February 2008               3       1.00
   1,583,630    1,583,630  March 2008                  3       1.00
     300,000      300,000  June 2008                   3       1.25
     300,000      300,000  June 2008                   3       1.00
      75,000       75,000  July 2008                   3       1.25
      75,000       75,000  July 2008                   3       1.00
     160,000      160,000  September 2008              3       1.00
     666,667      666,667  September 2010              5       1.00
     350,000      350,000  October 2010                5       0.75
      20,000       20,000  December 2010               5       1.00
------------  -----------
   3,673,337    3,673,337
============  ===========

EQUITY TRANSACTIONS
-------------------

During the year ended December 31, 2004, Bluegate:

     - Entered into agreements to sell common stock under Regulation S to various foreign investors. The Company issued 755,140 shares under Regulation S at prices ranging from approximately $0.50 to approximately $2.80 per share.

     - During the years ended December 31, 2004 the Company issued 2,500 shares of common stock to an attorney and to various consultants for legal and financial services valued at $2,164.

     During the year ended December 31, 2005, Bluegate:

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

- Granted 100,000 warrants in connection with a $100,000 convertible note. See note 7 for details.

-    Received  cash  totaling  $4,134  for  subscriptions  receivable.

- Granted 3,015,000 stock options to officers and directors. The intrinsic value was $303,000 of which $268,407 was recognized in 2005. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

- Granted 275,000 stock options to two consultants. The fair value of the options was $152,052 of which $152,052 was recognized in 2005. The options have an exercise price of $.50 to $1.00, expire in nine months to three years and have various vesting terms.


- In July 2005 the Company granted 10,000 stock options each to four individuals who have agreed to server on an advisory panel of Bluegate. The fair value of the options was $56,616 on the date of the grant. The options have an exercise price of $1.50 per share and expire five years from the date of the grant. The options vest immediately.

- Issued 150,000 shares of common stock to an investor for conversion of $75,000 of its convertible note payable.

- Issued two investors an aggregate of 150,000 shares at $.50 per share. Each investor also received warrants to purchase 50,000 shares at $1.00 and warrants to purchase 25,000 shares at $1.25.

- SFSharon Farber648244035Is this Aven and Grutowski? We show 150,000 shares total for $75,000 plus 100,000 warrants at $1 and 50,000 warrants at $1.25 (combined) Issued 258,302 shares of common stock valued at $180,811 in connection with the acquisition of Trilliant Corp. assets (see note 3).

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


- Granted 330,000 stock options to two consultants. The fair value of the options was $276,933. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

- During the 4th quarter of 2005, we sold 530,000 shares of common stock to two related parties for cash consideration of $265,000. Each investor also received warrants to purchase 265,000 shares of commons stock at $1.00 per share and 265,000 shares of common stock at $1.25 per share.

- During the 4th quarter of 2005, we issued 10,809 shares of common stock valued at $8,647 as payment to a vendor for services rendered.

- During the 4th quarter of 2005, we issued 50,000 shares of common stock to one investor upon the conversion of the investors promissory note.

- During the 4th quarter of 2005, we issued 90,000 shares of common stock valued at $63,000 as payment to a vendor for services rendered.



12.  LEASE  COMMITMENT
     -----------------

     The Company operates from leased office space under operating leases that expire in June 2006 and December 2008 and includes no provisions for extension. The leases includes lease payments escalation and provisions for other increases to rental payments should certain costs of the landlord increase. The Company also pays monthly access fees to the buildings in which it provides its broadband services. Future annual lease payments due under these leases are as follows:

                         YEAR      PAYMENTS
                         -----    ---------
                         2006     $ 120,492
                         2007     $  98,724
                         2008     $  90,497

     Rent expense incurred under operating leases for years ended December 31, 2005 and 2004 was $94,085 and $92,591, respectively. During the years ended December 31, 2005 and 2004, the Company received sublease income of $32,360 and $45,725, respectively.


                                    Continued

                              BLUEGATE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


13.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2005 and 2004, the Company engaged in various related party transactions as follows:

     - During 2005 and 2004, the Company entered into note payable agreements with various, officers, employees, directors and/or founding stockholders. These notes are described in Note 7.

     - During the years ended December 31, 2005 and 2004, the Company incurred interest expense on related party debt of approximately $8,415 and $35,000, respectively.


14.  MAJOR CUSTOMERS AND MAJOR VENDORS
     ---------------------------------

     During 2005, two major customers accounted for 51% of our sales. No single customer accounted for more than 42% of sales.

     During 2005, two major vendors accounted for 42% of our purchases. No single vendor accounted for more than 28% of purchases.

15.  SUBSEQUENT EVENTS
     -----------------
     During the first quarter of 2006 we issued 193,333 shares of stock, warrants for 193,333 shares of our common stock at a exercise price of $1.00 per share and warrants for 96,667 shares of our common stock at an exercise price of $1.50 per share, for cash consideration of $145,000 in connection with a private placement of our securities.

     In January 2006 we issued an option to purchase 546,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option has a market value of $550,539 on the date of grant and expires in January 2011.

     During February 2006 we issued 200,000 shares of restricted common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance.

     In February 2006 we issued 50,000 shares of common stock to one investor upon the conversion of the investor's warrant. We received proceeds of $50,000 from the exercise of the warrant.

     In March 2006 we issued 1,418,660 shares of our common stock in conjunction with the conversion of 110.242 shares of our Series A Convertible Non-Redeemable Preferred stock. As a result of this transaction, there are no remaining shares of our Series A Convertible Non-Redeemable Preferred stock outstanding.

     During the first quarter of 2006 the Company entered into a line of credit agreement with each of two related parties, our CEO and our president, for Bluegate to borrow up to $250,000 each. The notes are due upon demand. As of March 30, 2006, the Company had borrowed the following:


          CEO Line of Credit               $ 198,000
          President Line of Credit           171,000
                                           ---------
               Total                       $ 369,000
                                           =========

                                  EXHIBIT INDEX

Exhibit    Exhibit
Number     Description
--------------------------------------------------------
16.1 (1)   Letter from Ham, Langston & Brezina, L.L.P., Certified Public
           Accountants

31.1       Certification pursuant to Rule 13a-14(1) of CEO

31.2       Certification pursuant to Rule 13a-14(1) of CFO

32         Certification pursuant to Rule 13a-14(b) of CEO and CFO

---------------------------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Current Report on Form 8-K, filed July 18, 2005.