Form 10QSB
period 2006-03-31
BLUEGATE CORP
filed 2006-05-12
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 North Post Oak, Road, Suite 630, Houston, Texas	77024
(Address of Principal Executive Office)

(713) 686-1100
(Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 8,141,369 common shares outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format (Check One):
Yes ☐	No ☒

BLUEGATE CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$356,085	$27,791
Accounts receivable, net	280,013	365,131
Prepaid expenses and other	17,550	46,809
Total current assets	653,648	439,731
Property and equipment, net	89,856	106,157
Goodwill	83,202	83,202
Intangibles, net	23,520	25,912
Total assets	$850,226	$655,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable, net of unamortized discount of -0- at March 31, 2006 and $242,316 at December 31, 2005	$500,000	$257,684
Note payable	12,800	12,800
Notes payable to related parties	348,417	25,000
Accounts payable	501,989	491,337
Accrued liabilities	147,954	174,674
Deferred revenue	556,501	404,553
Total current liabilities	2,067,661	1,366,048

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and 110.242 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively, $5,000 per share liquidation preference ($551,210 aggregate liquidation preference at December 31, 2005)	-	-
Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 8,141,369 and 6,332,376 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	8,141	6,332
Additional paid-in capital	11,370,935	10,841,189
Subscription receivable	(75,007)	(15,007)
Deferred compensation	-	(34,592)
Accumulated deficit	(12,521,504)	(11,508,968)
Total stockholders’ deficit	(1,217,435)	(711,046)

Total liabilities and stockholders’ deficit	$850,226	$655,002

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	March 31, 2006	March 31, 2005

Service revenue	$935,649	$465,831

Cost of services	422,740	188,011
Gross margin	512,909	277,820

Selling, general and administrative expenses	1,266,273	1,153,397

Loss from operations	(753,364)	(875,577)

Loss on conversion of notes payable to common stock	-	(892,882)
Interest expense	263,385	30,979
Other income, net	4,213	2,994

Net loss	$(1,012,536)	$(1,796,444)

Basic and diluted loss per common share:	$(0.15)	$(0.55)

Weighted average shares outstanding - Basic and
Diluted	6,889,515	3,263,370

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,012,536)	$(1,796,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations
Accretion of debt discount	242,316	-
Depreciation and amortization	20,151	19,424
Common stock issued for services	16,220	182,692
Common stock options and warrants issued for services	294,926	100,388
Loss on debt conversion	-	892,882
Changes in operating assets and liabilities:
Accounts receivable	85,118	63,732
Prepaid expenses and other	(2,741)	(805)
Accounts payable and accrued liabilities	(25,311)	359,016
Deferred revenue	151,948	(20,871)

Net cash used in operating activities	(229,909)	(199,986)

Cash flows from investing activities:
Proceeds from note receivable	32,000	-
Payments received on note receivable	-	20,788
Purchase of property and equipment	(1,457)	(42,769)

Net cash provided by (used in) investing activities	30,543	(21,981)

Cash flows from financing activities:
Change in bank overdraft	68,365	(9,620)
Proceeds from notes payable	375,394	10,000
Repayment of notes payable	(111,099)	-
Collection of subscription receivable	-	2,631
Proceeds from sale of common stock	195,000	251,865

Net cash provided by financing activities	527,660	254,876

Net increase in cash and cash equivalents	328,294	32,909

Cash and cash equivalents at beginning of period	27,791	3,708

Cash and cash equivalents at end of period	$356,085	$36,617

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Three Months Ended
	March 31, 2006	March 31, 2005
Non Cash Transactions:

Common stock issued for conversion of notes payable	$-	$355,018
Common stock issued for conversion of accrued interest	-	56,573
Common stock issued for conversion of accounts payable	-	154,297

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation ("Bluegate"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

RECLASSIFICATIONS

We have reclassified certain March 31, 2005 amounts to conform to the current year’s presentation.

2.	ACQUISITION OF TRILLIANT CORPORATION ASSETS

On September 15, 2005, Bluegate acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition will strengthen Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 258,302 shares of Bluegate's common stock valued at $180,811. The asset sale and purchase agreement provides for additional consideration up to 827,160 common shares depending on the acquired business' revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired. The estimated fair values of the assets acquired at September 15, 2005 are as follows:

Property and equipment	$17,270
Computer software	41,893
Customer list	28,702
Accounts receivable	170,777
Goodwill	83,202
Total	$341,844

Additional consideration, if any, will be allocated to goodwill upon payment. Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets."

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2005, are as follows:

	Three Months Ended March 31,
	2006	2005
Service revenue	$935,649	$689,251

Net loss	(1,012,536)	(1,828,332)

Net (loss) per common share	(0.15)	(0.56)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

3.	NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 are summarized below:

	3/31/2006	12/31/2005
Convertible notes payable
10% convertible notes payable, dated September 26, 2005, due on April 26, 2006, net of discount of -0- at March 31, 2006 and $242,316 at December 31, 2005.	$500,000	$257,684
Total convertible notes payable	$500,000	$257,684

The carrying value of the convertible notes payable is as follows:

Proceeds from debt issuance	$500,000	$500,000
Less: discount related to warrants	(236,540)	(236,540)
discount related to conversion feature	(189,748)	(189,748)
financing costs	(73,712)	(73,712)
Add: Discount amortization	500,000	257,684
	$500,000	$257,684

Notes payable
10% note payable due upon demand	$12,800	$12,800
	$12,800	$12,800
Notes payable to related parties
10% notes payable to William Koehler due on June 30, 2006	$161,014	$25,000
10% notes payable to Manfred Sternberg due on June 30, 2006	187,403	-
Total notes payable to related parties	$348,417	$25,000

4.	COMMON STOCK, OPTIONS AND WARRANTS

During the three months ended March 31, 2006, Bluegate had the following equity transactions:

In January 2006 we issued an option to purchase 546,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option has a market value of $332,235 on the date of grant and expires in January 2011. Bluegate expensed $41,529 during the quarter ended March 31, 2006 related to this option.

During February 2006 we issued 200,000 shares of restricted common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance. Bluegate expensed $104,000 during the quarter ended March 31, 2006 related to this option.

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

In February and March 2006 we issued 273,333 shares of stock, warrants for 273,333 shares of our common stock at a exercise price of $0.75 per share and warrants for 136,667 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $205,000 in connection with a private placement of our securities.

On March 31, 2006 we closed on the aforementioned private placement of our common stock. In conjunction with this transaction, certain adjustment provisions contained in the Company's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share. We are required to file a registration statement for the underlying shares within 90 days from the date the transaction closed.

In March 2006 a consultant returned, and the Company cancelled, 133,000 shares of common stock that was previously issued to the consultant as compensation. The consultant also agreed to forfeit an option to purchase 41,250 shares of our common stock at $1.00 per share. The fair value of the stock cancelled was $87,780. The company reversed $26,290 of compensation expense related to the option which was previously recorded.

Bluegate used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 250%; risk-free interest rates of 5.0%; and expected lives of 3-5 years.

5.	SUBSEQUENT EVENTS

In April 2006 we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement. We valued the warrants using the Black-Scholes option pricing model using the same assumptions that we used to value stock options. As a result, we recorded interest expense of $177,735 in connection with this transaction.

In April 2006, the net borrowings from related parties increased by $49,000. These loans will be paid back within one year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENT

 This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2005.

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

In order to access and use the NHIN, individual physicians must have the appropriate information technology environment at their offices, and the hospitals where they admit patients. Further, the hospital's credentialed physicians must be on a common HIPAA compliant network. Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge. In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources and providing adequate training and technical support to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

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

BLUEGATE STRATEGY

Our current short term strategy is to: (1) increase our market penetration and dominance of the Houston hospital, centralized health care and physician markets; (2) commence systems in other Texas cities; and, (3) commence systems in other cities in the U.S. Our long term strategy is fourfold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2) sell our services to the physicians that join our Medical Grade Network, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to medical institutions, health care facilities, regional health information organizations (RHIOs) and centralized health care organizations (HCOs) for all their information technology needs; and, (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefit and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices.

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

The Internet, VPN and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet and VPN usage among customers. Other competitors are:

-	Access and content providers, such as AOL, Microsoft , EarthLink and Time Warner;

-	Local, regional and national Internet service providers, such as Megapath, EarthLink, XO Communications and Mindspring;

-	Regional, national and international telecommunications companies, such as AT&T, MCI and Allegiance Telecom;

-	On-line services offered by incumbent cable providers such as Time Warner;

-	DSL providers such as Covad.

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

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

GENERAL

We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 16, 2006 (included in our annual report on Form 10-KSB for the year ended December 31, 2005).

During the three months ended March 31, 2006, and the years ended December 31, 2005 and 2004, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the three months ended March 31, 2006, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2006	2005

Net loss	$(1,012,536)	$(1,796,444)

Negative cash flow from operations	(229,909)	(199,986)
Negative working capital	(1,414,013)	(1,045,776)
Stockholders' deficit	(1,217,435)	(982,973)

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

Our operations are located in Houston, Texas. Our business consists of the sales and marketing of our HIPAA compliant VPN and HIPAA application software and related services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

During the three months ended March 31, 2006, our revenue was $935,649 versus $465,831 for the three month period ended March 31, 2005. This represents an increase of $469,818 and is primarily attributable to our acquisition of the assets of Trilliant Corp. and our efforts to market BLUEGATE(TM), our core business.

Our cost of sales (cost of services) for the three months ended March 31, 2006 was $422,740 compared to $188,011 for the three months ended March 31, 2005. The increase in cost of sales of $234,729 is due to higher interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

Our gross margin for the three months ended March 31, 2006 was $512,909 compared to $277,820 for the three months ended March 31, 2005. Our gross margin as a percentage of sales decreased from 60% for the three months ended March 31, 2005 to 55% for the three months ended March 31, 2006 due to an increase in our variable costs as we expanded our HIPAA business in the first quarter of 2006. The increase in gross margin of $235,089 was attributable to a corresponding increase in sales.

We incurred selling, general and administrative expenses of $1,266,273 for the three months ended March 31, 2006 compared to $1,153,397 for the three months ended March 31, 2005. The increase in SG&A of $112,876 is attributable to the expansion of our sales and marketing efforts in 2006.

We incurred a net loss of $(1,012,536) for the three months ended March 31, 2006 compared to a net loss of $(1,796,444) for the three months ended March 31, 2005. The decrease of $783,908 is primarily due to a charge to income of $892,882 in 2005 upon the conversion of notes payable to common stock. After taking this charge into account, our net loss increased by $108,974. This increase is due to an increase in stock option related expenses of $186,248 due to our adoption of SFAS No. 123R during the first quarter of 2006.

FORECAST OF GROWTH IN OUR HIPAA CUSTOMER BASE

At March 31, 2006, we had 1,020 HIPAA customers. We are forecasting only a marginal increase in the number of HIPAA customers through 2006. We have shifted our focus towards increasing our outsourced IT services to our existing physician customer base. Our goal is to increase the amount of revenue we obtain from each physician we serve.

We have also initiated an aggressive effort to expand our Bluegate network beyond Houston. Although we have opened up a number of discussions with Hospital groups on other markets, we have no assurances we will be successful in these efforts.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the three month period ended March 31, 2006 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. The Company has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry.

Our cash on hand at March 31, 2006 was $356,085.

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

Our future capital requirements will depend upon many factors, including the following:

-	The cost of operating our VPN
-	The cost of third-party software
-	The cost of sales and marketing
-	The rate at which we expand our operations
-	The response of competitors
-	Capital expenditures

ITEM 3.	CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the valuation of discounts for convertible debt with detachable warrants, expense recognition and issuances of our stock and stock options. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) employing a full time controller who is a CPA and has public company and operational experience, 2) implementing better controls and procedures over debt valuation, expense recognition and stock and stock option issuances, and 3) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

We are a party in the following litigation:

Bluegate Corporation v. the Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534, In the 234th Judicial District Court of Harris County, Texas. We recently filed this lawsuit, claiming breach of contract, deceptive trade practices and fraud. A court date has been scheduled for October 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

We issued unregistered securities in transactions summarized below.

In March 2006 we issued 80,000 shares of stock, warrants for 80,000 shares of our common stock at a exercise price of $0.75 per share and warrants for 40,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $60,000 in connection with a private placement of our securities. We issued these securities in reliance on Regulation D Rule 506 of the Act. This was a transaction by us as issuer that did not involve a public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of receipt of our securities.

On March 31, 2006 we closed on the aforementioned private placement of our common stock. In conjunction with this transaction, certain adjustment provisions contained in the Company's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share. We are required to file a registration statement for the underlying shares within 90 days from the date the transaction closed.

In March 2006 a consultant returned, and the Company cancelled, 133,000 shares of common stock that was previously issued to the consultant as compensation. The consultant also agreed to forfeit an option to purchase 41,250 shares of our common stock at $1.00 per share. The fair value of the stock cancelled was $87,780. The company reversed $26,290 of compensation expense related to the option which was previously recorded.

In April 2006 we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement.

ITEM 5.	OTHER INFORMATION

On March 31, 2006 we closed on the aforementioned private placement of our common stock. In conjunction with this transaction, certain adjustment provisions contained in the Company's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share. We are required to file a registration statement for the underlying shares within 90 days from the date the transaction closed.

In April 2006 we exercised our option to extend the due date of our 10% convertible notes payable by 90 days from April 30, 2006 to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Name

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: May 11, 2006	/s/	Manfred Sternberg
Manfred Sternberg,
Chief Executive Officer

Bluegate Corporation

Date: May 11, 2006	/s/	Steven M. Plumb
Steven M. Plumb, CPA,
Chief Financial Officer