Form 10QSB
period 2006-06-30
BLUEGATE CORP
filed 2006-08-07
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 North Post Oak, Road, Suite 630, Houston, Texas	77024
(Address of Principal Executive Office)

(713) 686-1100
(Issuer’s Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 8,743,940 common shares outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check One):   Yes   ☐   No    ☒

BLUEGATE CORPORATION

__________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,586	$27,791
Accounts receivable, net	306,266	365,131
Prepaid expenses and other	17,850	46,809
Total current assets	345,702	439,731
Property and equipment, net	70,219	106,157
Goodwill	83,202	83,202
Intangibles, net	27,868	25,912

Total assets	$526,991	$655,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable, net of unamortized discount of -0- at June 30, 2006 and $242,316 at December 31, 2005	$500,000	$257,684
Notes payable	12,800	12,800
Notes payable to related parties	482,840	25,000
Bank line of credit payable	45,507	-
Accounts payable	483,792	491,337
Accrued liabilities	137,243	174,674
Deferred revenue	388,594	404,553
Total current liabilities	2,050,776	1,366,048

Commitments and contingencies	-	-

Stockholders’ deficit:

Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 110.242 issued and outstanding at June 30, 2006 and December 31, 2005, respectively, $5,000 per share liquidation preference ($551,210 aggregate liquidation preference at December 31, 2005)	-	-

Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $.001 par value, 50,000,000 shares authorized, 8,623,930 and 6,332,376 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	8,624	6,332
Additional paid-in capital	12,362,930	10,841,189

Subscription receivable	-	(15,007)

Deferred compensation	-	(34,592)

Accumulated deficit	(13,895,339)	(11,508,968)

Total stockholders’ deficit	(1,523,785)	(711,046)
Total liabilities and stockholders’ deficit	$526,991	$655,002

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service revenue	$814,846	$409,936	$1,750,495	$875,767

Cost of services	344,151	233,720	766,891	421,731
Gross margin	470,695	176,216	983,604	454,036

Selling, general and administrative expenses	1,630,038	898,329	2,896,311	2,051,726

Loss from operations	(1,159,343)	(722,113)	(1,912,707)	(1,597,690)

Loss on conversion of notes payable to common stock	-	-	-	892,882
Interest expense	217,863	39,393	481,248	70,372
Other income, net	(3,369)	(1,886)	(7,582)	(4,884)

Net loss	$(1,373,837)	$(759,620)	$(2,386,373)	$(2,556,060)

Basic and diluted net loss per common share:	$(0.17)	$(0.17)	$(0.32)	$(0.69)

Weighted average shares outstanding	8,226,115	4,572,590	7,561,039	3,710,123

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,386,373)	$(2,556,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	242,316	52,734
Depreciation and amortization	42,959	42,512
Bad debt expense	-	103,710
Common stock and warrants issued for registration rights extension	350,743	-
Common stock issued for services	84,220	491,312
Common stock options and warrants issued for services	570,927	275,186
Common stock warrants issued for extension of repayment	177,735	-
Impairment of subscription receivable	15,007	-
Loss on debt conversion	-	892,882
Changes in operating assets and liabilities:
Accounts receivable	58,865	(19,128)
Inventory	-	(46,231)
Prepaid and other current assets	(3,041)	(8,988)
Accounts payable and accrued expenses	(21,029)	241,211
Deferred revenue	(15,959)	(2,185)

Net cash used in operating activities	(883,630)	(533,045)

Cash flows from investing activities:

Payments received on note receivable	32,000	20,768
Purchase of shares for long term investment	-	(30,000)
Purchase of property and equipment	(8,978)	(29,570)

Net cash provided by (used in) investing activities	23,022	(38,802)

Cash flows from financing activities:
Change in bank overdraft	35,177	(9,620)
Proceeds from notes payable	730,330	110,000
Repayment of notes payable	(331,611)	-
Net change in bank line of credit	45,507	-
Advances on purchases of equity securities	-	275,000
Issuance of common stock for cash	375,000	362,515
Net cash provided by financing activities	854,403	737,895
Net increase (decrease) in cash and cash equivalents	(6,205)	166,048
Cash and cash equivalents at beginning of period	27,791	3,708
Cash and cash equivalents at end of period	$21,586	$169,756

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Six Months Ended
	June 30,	June 30,
	2006	2005
Non Cash Transactions:

Conversion of preferred stock to common stock	$1,419	$-
Issuance of common stock and common stock equivalents for conversion of related party notes payable	-	355,018
Issuance of common stock and common stock equivalents for conversion of accrued interest	-	56,573
Issuance of common stock and common stock equivalents for conversion of related party accounts payable	-	154,297
Nationwide settlement:
Accounts receivable	-	122,429
Accounts payable	-	151,949
Notes receivable	-	128,230

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

During fiscal year 2005 Bluegate applied APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Bluegate’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if Bluegate had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss attributable to common shareholders as reported	$(759,620)	$(2,556,060)

Stock based employee compensation included in reported net loss	53,707	160,424

Total stock-based employee compensation expense determined under fair value based method for all options	(450,818)	(1,012,473)

Pro forma net loss	$(1,156,731)	$(3,408,109)

Basic and diluted loss per share
As reported:

Net loss	$(0.17)	$(0.69)

Pro forma:

Net loss	(0.25)	(0.92)

Weighted average shares outstanding:	4,572,590	3,710,123

RECLASSIFICATIONS

We have reclassified certain June 30, 2005 amounts to conform to the current year’s presentation.

2.	GOING CONCERN CONSIDERATIONS

During  the  six months ended  June 30, 2006 and 2005, Bluegate has been unable  to generate cash flows sufficient to support its operations and has been  dependent  on  debt  and  equity  raised  from  qualified  individual investors.  In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholder’s deficit.

These  factors  raise  substantial  doubt  about  Bluegate's ability to continue  as  a  going  concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	ACQUISITION OF TRILLIANT CORPORATION ASSETS

On September 15, 2005, Bluegate acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition strengthened Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 258,302 shares of Bluegate's common stock valued at $180,811. The asset sale and purchase agreement provides for additional consideration up to 827,160 common shares depending on the acquired business' revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired. The estimated fair values of the assets acquired at September 15, 2005 are as follows:

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2005, are as follows:

	Six Months Ended June 30,
	2006	2005
Service revenue	$1,750,495	$1,390,149

Net loss	(2,386,373)	(2,609,863)

Net loss per common share	(0.32)	(0.70)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

4.	NOTES PAYABLE

During the quarter ended June 30, 2006, we borrowed $45,507 on a bank line of credit with an interest rate of 10.75%. The line of credit is due on demand and unsecured.

During the six months ended June 30, 2006, we borrowed $730,330 from related parties with interest rates ranging from 7.35% to 29.99% on their underlying credit cards. The notes are due on demand and unsecured. During the same period, we made payments of $331,611 on related party notes.

5.	COMMON STOCK, OPTIONS AND WARRANTS

During the six months ended June 30, 2006, Bluegate completed the following equity transactions:

(a) In January 2006, we issued an option to purchase 546,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $332,235 on the date of grant, vests through December 2008 and expires in January 2011. We expensed $41,529 during the quarters ended March 31, 2006 and June 30, 2006 related to this option.

(b) During February 2006, we issued 200,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance. We expensed $104,000 during the quarter ended March 31, 2006.

(c) In February 2006, we issued 50,000 shares of common stock for $50,000 proceeds from the exercise of a warrant.

(d) In March 2006, we issued 1,418,660 shares of our common stock for conversion of 110.242 shares of our Series A Convertible Non-Redeemable Preferred stock. As a result of this transaction, there are no remaining shares of our Series A Convertible Non-Redeemable Preferred stock outstanding.

(e) In February and March 2006, we issued 273,333 shares of common stock, warrants for 273,333 shares of our common stock at an exercise price of $0.75 per share and warrants for 136,667 shares of our common stock at an exercise price of $1.00 per share, for $205,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(f) On March 31, 2006 certain adjustment provisions contained in Bluegate's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share (See item p below).

(g) In March 2006 a consultant returned, and Bluegate cancelled, 133,000 shares of common stock that was previously issued to the consultant as compensation. The consultant agreed to forfeit an option to purchase 41,250 shares of our common stock at $1.00 per share. The fair value of the stock cancelled was $87,780. Bluegate reversed $26,290 of compensation expense related to the option which was previously recorded.

(h) In April 2006 we exercised our option to extend the due date of the aforementioned convertible notes (see item f above) payable by 90 days to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement. We recorded interest expense of $177,735 in connection with this transaction. (See item p below).

(i) In May 2006 we issued 160,000 shares of stock, warrants for 160,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 80,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $120,000 in connection with a private placement. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(j) In May 2006, we issued an option to purchase 5,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $2,540 on the date of grant and expires in May 2011. We expensed $2,540 during the quarter ended June 30, 2006 related to this option.

(k) In May 2006, the employment contract of an employee expired and an option to purchase 233,336 shares of our common stock at $1.00 per share was forfeited. Bluegate reversed $35,307 of compensation expense related to the option which was previously recorded during the quarter ended March 31, 2006.

(l) In May and June 2006, we issued 105,883 shares of common stock valued at $68,000 for consulting services.

(m) In June 2006, we issued an option to purchase 600,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $328,759 on the date of grant, vests through June 2008 and expires in June 2011. We expensed $13,698 during the quarter ended June 30, 2006 related to this option.

(n) In June 2006, we issued warrants to purchase 48,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 24,000 shares of our common stock at an exercise price of $1.00 per share to two vendors. The warrants had a market value of $43,756 on the date of grant and expire in June 2011. We expensed $43,756 during the quarter ended June 30, 2006 related to these warrants.

(o) On June 30, 2006, we issued 216,667 shares of our common stock, warrants for 216,667 shares of our common stock at an exercise price of $0.75 per share and warrants for 108,333 of our common stock at an exercise price of $1.00 per share, for consideration of the investors agreement to extend Bluegate’s obligations pursuant to the Registration Rights Agreement until November 30, 2006. The fair value of the stock and warrants issued was $350,743. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(p) On June 30, 2006, in conjunction with the transaction to extend Bluegate’s obligations pursuant to the Registration Rights Agreement(see item o above), certain adjustment provisions in Bluegate’s convertible note agreements and warrant agreements issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares (see item f above) and 349,866 shares (see item h above) of our common stock at $0.75 per share was reduced to $0.50 per share.

(q) During the six months ended June 2006, Bluegate expensed $531,001 related to previously issued stock options that vested during the period.

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 260%; risk-free interest rates of 5.0%; and option terms as set forth in the options agreements.

6.	SUBSEQUENT EVENTS

On July 3, 2006, we received $100,000 cash and issued warrants and a note payable, secured by Bluegate’s accounts receivable, inventory and fixed assets. The $100,000 note plus $5,000 is due on October 3, 2006. The warrants are to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share expiring in July 2007.

In July 2006, we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to October 31, 2006. As a result, we issued warrants to purchase 358,265 shares of our common stock at $0.50 per share to the note holders, as required by the note agreement. We valued the warrants using the Black-Scholes option pricing model using the same assumptions that we used to value stock options. As a result, we recorded interest expense of $214,328 in connection with this transaction.

In July 2006, we issued 120,000 shares of stock, warrants for 120,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 60,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $60,000 in connection with a private placement of our securities.

In July 2006, we issued an option to purchase 550,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option has a market value of $328,811 on the date of grant and expires in July 2011. We expensed $12,178 in July 2006 related to this option.

On August 1, 2006, we issued an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option has a market value of $717,682 on the date of grant and expires in August 2011. We expensed $55,206 in August 2006 related to this option.

On August 1, 2006, we issued an option to purchase 340,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option has a market value of $203,343 on the date of grant and expires in August 2011. We expensed $15,642 in August 2006 related to this option.

On August 1, 2006, we issued an option to purchase 170,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option has a market value of $101,672 on the date of grant and expires in August 2011. We expensed $7,821 in August 2006 related to this option.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the six months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2005.

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

In order to access and use the NHIN, individual physicians must have the appropriate information technology environment at their offices, and the hospitals where they admit patients. Further, the hospitals credentialed physicians must be on a common HIPAA compliant network. Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge. In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources and providing adequate training and technical support to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

Today, Bluegate's offering singularly solves a particularly vexing piece of the HIPAA requirement and the "last mile" challenges of a NHIN: connecting the individual physician's practice to this secured network. As a result, Bluegate has ambitions to provide its Bluegate Medical Grade Network as the beginning national "grid" that all vested parties in the HIPAA initiative turn to when the concern of connecting physicians to the hospital and the insurance companies in a secured manner is addressed. As a result, Bluegate has acquired and deployed significant resources towards this national opportunity. Bluegate began its business installing Medical Grade Networks in Houston, Texas in late 2004 and 2005. We are in active contract negotiations with health care entities in Texas and around the country to design, develop and deploy networks that are based upon the success of those deployed in Houston, Texas.

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

The Internet, VPN and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet and VPN usage among customers. Other competitors are:

-	Access and content providers, such as AOL, Microsoft, EarthLink andTime Warner;
-	Local, regional and national Internet service providers, such asMegapath, EarthLink, XO Communications and Mindspring;
-	Regional, national and international telecommunications companies,such as AT&T, MCI and Allegiance Telecom;
-	On-line services offered by incumbent cable providers such as TimeWarner;
-	DSL providers such as Covad.

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

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

GENERAL

We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 16, 2006 (included in our annual report on Form 10-KSB for the year ended December 31, 2005).

During the six months ended June 30, 2006, and the year ended December 31, 2005, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the six months ended June 30, 2006 and 2005, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2006	2005

Net loss	$(2,386,373)	$(2,556,060)
Negative cash flow from operations	(883,630)	(533,045)
Negative working capital	(1,705,074)	(1,114,195)
Stockholders' deficit	(1,523,785)	(1,023,678)

We have supported current operations by: 1) raising additional operating cash through the private sale of our common stock and options, 2) selling convertible notes and 3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments. In addition, we are seeing positive revenue growth trend, which is also increasingly contributing to reducing our operating deficit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

During the three months ended June 30, 2006, our revenue was $814,846 versus $409,936 for the three month period ended June 30, 2005. This represents an increase of $404,910 and is primarily attributable to our acquisition of the assets of Trilliant Corp. and our efforts to market BLUEGATE(TM), our core business.

Our cost of services for the three months ended June 30,2006 was $344,151 compared to $233,720 for the three months ended June 30,2005. The increase in cost of services of $110,431 is due to higher interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

Our gross margin for the three months ended June 30, 2006 was $470,695 compared to $176,216 for the three months ended June 30, 2005. Our gross margin as a percentage of sales increased to 58% for the three months ended June 30, 2006 from 43% for the three months ended June 30, 2005 due to an increase in our revenue as we expanded our HIPAA business in the second quarter of 2006.

We incurred selling, general and administrative expenses (SG&A) of $1,630,038 for the three months ended June 30, 2006 compared to $898,329 for the three months ended June 30, 2005. The increase in SG&A of $731,709 is primarily attributable to the expansion of our sales and marketing efforts and recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $1,373,837 for the three months ended June 30, 2006 compared to a net loss of $759,620 for the three months ended June 30, 2005. The increase of $614,217 is primarily attributable to recording stock option and warrant related expenses due to the company’s adoption of SFAS No. 123R, on January 1, 2006, the issuance of common stock and warrants to extend the company’s obligations pursuant to registration rights and the issuance of warrants for the extension of the debt payment relating to the convertibles notes payable.

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

During the six months ended June 30, 2006, our revenue was $1,750,495 versus $875,767 for the six month period ended June 30, 2005. This represents an increase of $874,728 and is primarily attributable to our acquisition of the assets of Trilliant Corp. and our efforts to market BLUEGATE(TM), our core business.

Our cost of services for the six months ended June 30, 2006 was $766,891 compared to $421,731 for the six months ended June 30, 2005. The increase in cost of services of $345,160 is due to interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

Our gross margin for the six months ended June 30, 2006 was $983,604 compared to $454,036 for the six months ended June 30, 2005. Our gross margin as a percentage of sales increased to 56% for the six months ended June 30, 2006 from 52% for the six months ended June 30, 2005 due to an increase in our revenue as we expanded our HIPAA business in the second quarter of 2006.

We incurred selling, general and administrative expenses of $2,896,311 for the six months ended June 30, 2006 compared to $2,051,726 for the six months ended June 30, 2005. The increase in SG&A of $844,585 is primarily attributable to the expansion of our sales and marketing efforts and recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $2,386,373 for the six months ended June 30, 2006 compared to a net loss of $2,556,060 for the six months ended June 30, 2005, or an overall decrease of $169,687. After taking into effect a non-cash charge to income of $892,882 in 2005 upon the conversion of notes payable to common stock, Bluegate’s net loss increased by $723,195. The increase is primarily attributable to recording stock option and warrant related expenses due to the company’s adoption of SFAS No. 123R on January 1, 2006, the issuance of common stock and warrants to extend the company’s obligations pursuant to registration rights and the issuance of warrants for the extension of the debt payment relating to the convertibles notes payable.

FORECAST OF GROWTH IN OUR HIPAA CUSTOMER BASE

At June 30, 2006, we had 1,062 HIPAA customers. We are forecasting only a marginal increase in the number of HIPAA customers through 2006. We have shifted our focus towards increasing our outsourced IT services to our existing physician customer base. Our goal is to increase the amount of revenue we obtain from each physician we serve.

We have also initiated an aggressive effort to expand our Bluegate network beyond Houston. Although we have opened up a number of discussions with Hospital groups on other markets, we have no assurances we will be successful in these efforts.

 LIQUIDITY AND CAPITAL RESOURCES

Operations for the six month period ended June 30, 2006 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry.

Our cash on hand at June 30, 2006 was $21,586.

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

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of an adjustment required by our auditors in the area of equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition on issuances of our stock and stock warrants for registration rights agreements extensions. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: employed a full time controller in January 2006 who is a CPA, has public company as well as, operational experience, 2)our controller was appointed Bluegate’s chief financial officer effective June 1, 2006, 3) implementing better controls and procedures over, expense recognition and stock option issuances, and 4) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)
Changes in internal control over financial reporting. During the quarter under report, our controller was appointed Bluegate’s Chief Financial Officer effective June 1, 2006, we are implementing better controls and procedures over debt valuation, expense recognition and stock option issuances, and improving supervision and training of our accounting staff.

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

We are a party in the following litigation:

Bluegate Corporation v. the Navi-Gates Corporation and Robert C. Weslock, Cause No. 2005-00534; In the 234th Judicial District Court of Harris County, Texas. Bluegate filed this lawsuit, claiming breach of contract, deceptive trade practices and fraud. In June 2006, the parties in this litigation entered into a Mutual Settlement and Release Agreement and the matter has been resolved to the parties’ satisfaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued unregistered securities in transactions summarized below.

(1) In May 2006 we issued 160,000 shares of stock, warrants for 160,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 80,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $120,000 in connection with a private placement. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. We paid one broker-dealer a sales commission in this transaction. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(2) In May 2006 we issued an option to purchase 5,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $2,540 on the date of grant, vests immediately and expires in May 2011. We expensed $2,540 during the quarter ended June 30, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(3) In May and June 2006 we issued 105,883 shares of common stock valued at $68,000 for consulting services. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(4) In June 2006 we issued an option to purchase 600,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $328,759 on the date of grant, vests through June 2008 and expires in June 2011. We expensed $13,698 during the quarter ended June 30, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(5) In June 2006 we issued warrants to purchase 24,000 shares of our common  stock at an exercise price of $0.75 per share and warrants to purchase 12,000 shares of our common stock at an exercise price of $1.00 per share to a vendor. The warrants had a market value of $21,878 on the date of grant and expire in June 2011. We expensed $21,878 during the quarter ended June 30, 2006 related to these warrants. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(6) On June 30, 2006 we issued 216,667 shares of our common stock, warrants for 216,667 shares of our common stock at an exercise price of $0.75 per share and warrants for 108,333 of our common stock at an exercise price of $1.00 per share, for consideration of the investors agreement to extend Bluegate’s obligations pursuant to the Registration Rights until November 30, 2006. We expensed $350,743 in connection with this transaction. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(7) On June 30, 2006, in conjunction with the transaction to extend Bluegate’s obligations pursuant to the Registration Rights Agreement, certain adjustment provisions contained in Bluegate’s convertible notes agreements and warrant agreements issued in September 2005 were triggered further. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares and 349,866 shares of our common stock at $0.75 per share was reduced to $0.50 per share. These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(8) In July 2006 we issued 120,000 shares of stock, warrants for 120,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 60,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $60,000 in connection with a private placement. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(9) In July 2006 we issued an option to purchase 550,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $328,811 on the date of grant and expires in July 2011. We expensed $12,178 in July 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(10) In August 2006 we issued an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $717,682 on the date of grant and expires in August 2011. We expensed $55,206 in August 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(11) In August 2006 we issued an option to purchase 340,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $203,343 on the date of grant and expires in August 2011. We expensed $15,642 in August 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(12) In August 2006 we issued an option to purchase 170,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $101,672 on the date of grant and expires in August 2011. We expensed $7,821 in August 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

ITEM 5.	OTHER INFORMATION

(1) On June 30, 2006 we issued 216,667 shares of our common stock, warrants for 216,667 shares of our common stock at an exercise price of $0.75 per share and warrants for 108,333 of our common stock at an exercise price of $1.00 per share, for consideration of the investors agreement to extend Bluegate’s obligations pursuant to the Registration Rights Agreement until November 30, 2006. We expensed $350,743 in connection with this transaction.

(2) On June 30, 2006, in conjunction with the transaction to extend the Company’s obligations pursuant to the Registration Rights Agreement, certain adjustment provisions contained in Bluegate’s convertible agreements and warrant agreements issued in September 2005 were triggered further. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares and 349,866 shares of our common stock at $0.75 per share was reduced to $0.50 per share.

(3) On July 3, 2006 we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share. The warrant had a market value of $54,283 on the date of grant and expires in July 2007. We expensed $54,283 in connection with this warrant transaction.

(4) In July 2006 we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to October 31, 2006. As a result, we issued warrants to purchase 358,265 shares of our common stock at $0.50 per share to the note holders, as required by the note agreement. As a result, we recorded interest expense of $214,328 in connection with this transaction.

(5) In July 2006 we issued 120,000 shares of stock, warrants for 120,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 60,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $60,000 in connection with a private placement.

(6) In July 2006 we issued an option to purchase 550,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $328,811 on the date of grant and expires in July 2011. We expensed $12,178 in July 2006 related to this option.

(7) In August 2006 we issued an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $717,682 on the date of grant and expires in August 2011. We expensed $55,206 in August 2006 related to this option.

(8) In August 2006 we issued an option to purchase 340,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $203,343 on the date of grant and expires in August 2011. We expensed $15,642 in August 2006 related to this option.

(9) In August 2006 we issued an option to purchase 170,000 shares of our common stock at an exercise price of $0.60 per share to an employee. The option had a market value of $101,672 on the date of grant and expires in August 2011. We expensed $7,821 in August 2006 related to this option.

ITEM 6.	EXHIBITS

Exhibit
Number	Name

10.1	Stock Option Agreement of Andy Draper

10.2	Stock Option Agreement of William E. Koehler

10.3	Stock Option Agreement of Larry Walker

10.4	Stock Option Agreement of Alex Bitoun

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: August 1, 2006	/s/	Manfred Sternberg

Manfred Sternberg,
Chief Executive Officer

Bluegate Corporation

Date: August 1, 2006	/s/	Charles E. Leibold

Charles E. Leibold, CPA,
Chief Financial Officer