Form 10QSB
period 2006-09-30
BLUEGATE CORP
filed 2006-11-08
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

701 North Post Oak, Road, Suite 600, Houston, Texas	77024
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 10,680,304 common shares outstanding as of November 3, 2006

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

BLUEGATE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$192,326	$27,791
Accounts receivable, net of allowance for doubtful accounts of $80,166 and $118,286	279,956	365,131
Inventory	12,548	-
Other	7,350	46,809
Total current assets	492,180	439,731
Property and equipment, net of accumulated depreciation of $288,018 and $261,468	75,618	106,157
Goodwill	113,021	83,202
Intangibles, net of accumulated amortization of $40,967 and $2,790	20,085	25,912
Total assets	$700,904	$655,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable, net of unamortized discount of -0- and $242,316	$500,000	$257,684
Note payable	12,800	12,800
Note payable to individual	100,000	-
Notes payable to related parties	498,486	25,000
Bank line of credit payable	45,218	-
Accounts payable	298,863	491,337
Accrued liabilities	133,809	174,674
Deferred revenue	345,458	404,553
Total current liabilities	1,934,634	1,366,048

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 and 110.242 issued and outstanding at September 30, 2006 and December 31, 2005, respectively, $5,000 per share liquidation preference ($551,210 aggregate liquidation preference at December 31, 2005)	-	-
Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 10,160,030 and 6,332,376 shares issued and outstanding	10,160	6,332
Additional paid-in capital	14,307,920	10,841,189
Subscription receivable	-	(15,007)
Deferred compensation	-	(34,592)
Accumulated deficit	(15,551,810)	(11,508,968)
Total stockholders’ deficit	(1,233,730)	(711,046)
Total liabilities and stockholders’ deficit	$700,904	$655,002

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service revenue	$944,537	$665,775	$2,695,032	$1,541,542

Cost of services	408,596	242,676	1,175,487	664,407
Gross margin	535,941	423,099	1,519,545	877,135

Selling, general and administrative expenses	1,933,343	1,185,689	4,829,654	3,237,415

Loss from operations	(1,397,402)	(762,590)	(3,310,109)	(2,360,280)
Loss on conversion of notes payable to common stock	-	-	-	892,882
Interest expense	262,014	47,681	743,262	118,053

Other (income) expense, net	(2,947)	12,452	(10,529)	7,569

Net loss	$(1,656,469)	$(822,723)	$(4,042,842)	$(3,378,784)

Basic and diluted loss per common share:	$(0.18)	$(0.15)	$(0.50)	$(0.79)

Weighted average shares outstanding	9,046,291	5,313,643	8,060,017	4,251,452

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2006
UNAUDITED

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	DEFERRED	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	RECEIVABLE	COMPENSATION	DEFICIT	TOTAL

Balances at December 31, 2005	6,332,376	$6,332	111	$-	$10,841,189	$(15,007)	$(34,592)	$(11,508,968)	$(711,046)

Issuance of common stock for cash	1,473,333	1,473	-	-	868,527	-	-	-	870,000
Conversion of preferred stock for common stock	1,418,681	1,419	(111)	-	(1,419)	-	-	-	-
Issuance of common stock for services	311,566	312	-	-	166,409	-	-	-	166,721
Contingent shares issued for Trilliant acquisition accounted for as: -goodwill	40,296	40	-	-	29,452	-	-	-	29,492
-compensation	367,111	367	-	-	271,622	-	-	-	271,989
Write off of subscription receivable	-	-	-	-	-	15,007	-	-	15,007
Stock options and warrants issued for services	-	-	-	-	1,360,067	-	34,592	-	1,394,659
Warrants issued with note payable	-	-	-	-	29,484	-	-	-	29,484
Issuance of common stock warrants for extension of note repayment	-	-	-	-	392,063	-	-	-	392,063
Issuance of common stock and warrants for registration rights extension	216,667	217	-	-	350,526	-	-	-	350,743
Net loss	-	-	-	-	-	-	-	(4,042,842)	(4,042,842)

Balances at September 30, 2006	10,160,030	$10,160	-	$-	$14,307,920	$-	$-	$(15,551,810)	$(1,233,730)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	September 30,
	2006	2005
Cash flows from operating activities:

Net loss	$(4,042,842)	$(3,378,784)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	271,800	108,170
Depreciation and amortization	64,726	60,640
Common stock and warrants issued for registration rights extension	350,743	-
Bad debt expense	-	158,710
Common stock issued for services	166,721	642,156
Common stock options and warrants issued for services	1,394,659	565,753
Common stock warrants issued for extension of note repayment	392,063	-
Contingent shares issued for Trilliant acquisition accounted for as compensation	271,662	-
Write-off of subscription receivable	15,007	-
Loss on debt conversion	-	892,882
Changes in operating assets and liabilities:
Accounts receivable	85,175	(179,791)

Inventory	(12,548)	(88,165)
Other	7,459	(15,631)
Accounts payable and accrued liabilities	(164,597)	648,262
Deferred revenue	(59,095)	-

Net cash used in operating activities	(1,259,067)	(585,798)

Cash flows from investing activities:
Cash paid for acquisition of Trilliant assets	-	(161,034)
Payment received on note receivable	32,000	20,768
Purchase of shares for long term investment	-	(30,000)
Purchase of property and equipment	(28,361)	(37,655)

Net cash provided by (used in) investing activities	3,639	(207,921)

Cash flows from financing activities:
Change in bank overdraft	(9,620)	-
Proceeds from related party short term debt	885,412	536,288
Payments on related party short term debt	(471,047)	(34,000)
Net change in bank line of credit	45,218	-
Proceeds from notes payable from individual	100,000	-
Advances on purchases of equity securities	-	265,000
Proceeds from subscription receivable	-	4,134
Issuance of common stock for cash	870,000	433,344

Net cash provided by financing activities	1,419,963	1,204,766
Net increase in cash and cash equivalents	164,535	411,047
Cash and cash equivalents at beginning of period	27,791	3,708
Cash and cash equivalents at end of period	$192,326	$414,755

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Nine Months Ended
	September 30, 2006	September 30, 2005
Non-cash investing and financing activities:

Conversion of preferred stock	$1,419	$-
Contingent shares issued for Trilliant acquisition accounted for as goodwill	29,819	-
Debt discount from warrants issued with note payable	29,484
Issuance of common stock for conversion of notes payable	-	75,000
Issuance of common stock and common stock equivalents for conversion of related party notes payable	-	355,018
Issuance of common stock and common stock equivalents for conversion of accrued interest	-	68,891
Issuance of common stock and common stock equivalents for conversion of related party accounts payable	-	154,297
Issuance of common stock for acquisition	-	105,745
Nationwide settlement:
Accounts receivable	-	122,429
Accounts payable	-	151,949
Notes receivable	-	128,230

See accompanying notes to consolidated financial statements

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

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123R, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss attributable to common shareholders as reported	$(822,723)	$(3,378,784)
Stock based employee compensation included in reported net loss	32,022	192,446
Total stock-based employee compensation expense determined under fair value based method for all options	(144,690)	(1,157,163)
Pro forma net loss	$(935,391)	$(4,343,501)

Basic and diluted loss per share
As reported:
Net loss	$(0.15)	$(0.79)

Pro forma:
Net loss	(0.17)	(1.02)

Weighted average shares outstanding:	5,313,643	4,251,452

RECLASSIFICATIONS

We have reclassified certain September 30, 2005 amounts to conform to the current year’s presentation.

2.	GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2006 and 2005, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholder’s deficit.

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

Effective September 30, 2006, in accordance with the asset sale and purchase agreement, 407,407 shares of Bluegate’s common stock valued at $301,481 was issued as additional consideration based upon the acquired business’ revenue calculation after the first year. According to EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” whether the contingent shares are accounted for as an adjustment to the purchase price or as compensation for services depends on the agreement. Because the agreement required certain shareholders to remain employees for the term of the earnout, all shares associated with those employees were recorded as compensation expense. Shares issued to non-employees are accounted for as an adjustment to the purchase price. As a result, $29,819 was allocated to goodwill and $271,662 was recorded as an expense.

Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and other Intangible Assets."

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2005, are as follows:

	Nine Months Ended September 30,
	2006	2005

Service revenue	$2,695,032	$2,317,277

Net loss	(4,042,842)	(3,219,632)

Net loss per common share	(0.50)	(0.79)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

4.	NOTES PAYABLE

As of September 30, 2006, we had an outstanding balance of $45,218 on a bank line of credit with an interest rate of 10.75%. The line of credit is due on demand and unsecured.

On July 3, 2006, we borrowed $100,000 from an individual and issued warrants (see footnote 5 - item 16) and a note payable secured by Bluegate’s accounts receivable, inventory and fixed assets. The $100,000 note plus $5,000 was due on October 3, 2006. On September 22, 2006, we extended the repayment of $105,000 plus an additional $5,000 until November 2, 2006. Interest expense of $7,500 was recorded for the quarter ending September 30, 2006. On November 2, 2006 the note and accrued interest totaling $110,000 was paid in full. The carrying value of the note payable at September 30, 2006 is as follows:

Proceeds from debt issuance	$100,000
Less: Discount related to warrants	(29,484)
Add: Discount amortization	29,484
$100,000

During the nine months ended September 30, 2006, we borrowed $885,412 from related parties with interest rates ranging from 7.35% to 29.99% on their underlying credit cards. The notes are due on demand and unsecured. During the same period, we made payments of $471,047 on related party notes.

5.	COMMON STOCK, OPTIONS AND WARRANTS

During the nine months ended September 30, 2006, Bluegate completed the following equity transactions:

Issuance of common stock for cash:

(1) In February 2006, we issued 50,000 shares of common stock for $50,000 proceeds from the exercise of a warrant.

(2) In February and March 2006, we issued 273,333 shares of common stock, warrants for 273,333 shares of our common stock at an exercise price of $0.75 per share and warrants for 136,667 shares of our common stock at an exercise price of $1.00 per share, for $205,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(3) In May 2006 we issued 160,000 shares of stock, warrants for 160,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 80,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $120,000 in connection with a private placement. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(4) During the quarter ended September 30, 2006, we issued 990,000 shares of common stock, warrants for 990,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 495,000 shares of our common stock at an exercise price of $1.00 per share, for $495,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Conversion of preferred stock for common stock:

(5) In March 2006, we issued 1,418,681 shares of our common stock for conversion of 110.242 shares of our Series A Convertible Non-Redeemable Preferred stock. As a result of this transaction, there are no remaining shares of our Series A Convertible Non-Redeemable Preferred stock outstanding.

Issuance of common stock for services:

(6) In February 2006, we issued 200,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance. We expensed $104,000 during the quarter ended March 31, 2006.

(7) In March 2006 a consultant returned, and Bluegate cancelled, 133,000 shares of common stock that was previously issued to the consultant as compensation. The fair value of the stock cancelled was $87,779.

(8) In May and June 2006, we issued 105,883 shares of common stock valued at $68,000 for consulting services.

(9) In September 2006, we issued 138,683 shares of common stock valued at $82,500 as payment to a vendor for services rendered.

Contingent shares issued for Trilliant acquisition:

(10) Effective September 30, 2006, we recorded the issuance of 407,407 shares of common stock valued at $301,481 to Trilliant Corporation in accordance with the asset sale and purchase agreement pertaining to the acquired business’ revenue after the first year. (See footnote 3 - Acquisition of Trilliant Corporation Assets). As a result of this transaction, $29,819 was allocated to goodwill and $271,662 was recorded as an expense.

Stock options and warrants issued for services:

(11) In March 2006 a consultant agreed to forfeit an option to purchase 41,250 shares of our common stock at $1.00 per share. Bluegate reversed $26,290 of compensation expense related to the option which was previously recorded.

(12) In May 2006, the employment contract of an employee expired and an option to purchase 233,336 shares of our common stock at $1.00 per share was forfeited. Bluegate reversed $35,307 of compensation expense related to the option which was previously recorded during the quarter ended March 31, 2006.

(13) In June 2006, we issued warrants to purchase 48,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 24,000 shares of our common stock at an exercise price of $1.00 per share to two vendors. The warrants had a market value of $43,756 on the date of grant and expire in June 2011. We expensed $43,756 during the quarter ended June 30, 2006 related to these warrants.

(14) During the nine months ended September 30, 2006, Bluegate expensed $699,257 related to previously issued stock options that vested during the period.

(15) The following table summarizes stock options issued to employees during the nine months ended September 30, 2006:

Grant Date	Options	Exercise Price	Market Value	Expiration Date	Vesting Period	2006 Expense
1/30/2006	546,600	$0.75	$ 332,235	1/30/2011	Through 12/08	$124,587
5/1/2006	5,000	0.75	2,540	5/1/2011	Immediately	2,540
6/1/2006	600,000	0.75	328,759	6/1/2011	Through 06/08	54,792
7/24/2006	550,000	0.75	328,811	7/24/2011	Through 09/08	36,534
8/1/2006	1,200,000	0.60	717,682	8/1/2011	Through 08/07	110,412
8/1/2006	340,000	0.60	203,343	8/1/2011	Through 08/07	31,284
8/1/2006	170,000	0.60	101,672	8/1/2011	Through 08/07	15,642
8/17/2006	150,000	0.62	92,701	8/17/2011	Immediately	92,701
9/21/2006	264,250	0.62	237,192	9/21/2011	Immediately	237,192
9/14/2006	200,000	0.71	141,543	9/14/2011	Through 08/08	5,898
9/26/2006	50,000	0.80	39,871	9/26/2001	Through 08/08	1,661
	4,075,850		$2,526,349			$713,243

Warrants issued with note payable:

(16) On July 3, 2006, for consideration of receiving a $100,000 loan from an individual, we issued a note payable (see footnote 4 - Notes Payable), and warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share expiring in July 2007.

Issuance of common stock warrants for extension of note repayment:

(17) In April 2006 we exercised our option to extend the due date of our convertible notes payable by 90 days to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement. We recorded interest expense of $177,735 in connection with this transaction.

(18) In July 2006, we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to October 31, 2006. As a result, we issued warrants to purchase 358,265 shares of our common stock at $0.50 per share to the note holders, as required by the note agreement. We recorded interest expense of $214,328 in connection with this transaction.

Issuance of common stock warrants for registration rights extension:

(19) On March 31, 2006 certain adjustment provisions contained in Bluegate's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share (See item 21 below).

(20) On June 30, 2006, we issued 216,667 shares of our common stock, warrants for 216,667 shares of our common stock at an exercise price of $0.75 per share and warrants for 108,333 of our common stock at an exercise price of $1.00 per share, for consideration of the investors agreement to extend Bluegate’s obligations pursuant to the Registration Rights Agreement until November 30, 2006. The fair value of the stock and warrants issued was $350,743. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(21) On June 30, 2006, in conjunction with the transaction to extend Bluegate’s obligations pursuant to the Registration Rights Agreement(see item 20 above), certain adjustment provisions in Bluegate’s convertible note agreements and warrant agreements issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares (see item 19 above) and 349,866 shares (see item 17 above) of our common stock at $0.75 per share was reduced to $0.50 per share.

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 260%; risk-free interest rates of 5.0%; and option terms as set forth in the options agreements.

6.	SUBSEQUENT EVENTS

(1) In October and November 2006, we issued 420,000 shares of common stock, warrants for 420,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 210,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $210,000 in connection with a private placement of our securities.

(2) In October 2006, we issued 15,802 shares of common stock valued at $13,690 as payment to two consultants for services rendered.

(3) In October and November 2006, we issued 18,472 shares of common stock valued at $15,000 as payment to a vendor for services rendered.

(4) In October 2006, we issued warrants to purchase 12,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 9,000 shares of our common stock at an exercise price of $1.00 per share to a placement agent for assistance with obtaining equity financing. The warrants had a market value of $18,841 on the date of grant and expire in October 2011.

(5) On October 31, 2006, we issued 66,000 shares of common stock for the conversion of a note payable plus accrued interest amounting to $33,000. Additionally, the remaining balance of the convertible notes payable plus accrued interest totaling $517,000 was paid in full.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2005.

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

The Internet, VPN and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet and VPN usage among customers. Other competitors are:

•	Access and content providers, such as AOL, Microsoft, EarthLink and Time Warner;
•	Local, regional and national Internet service providers, such as Megapath, EarthLink, XO Communications and Mindspring;
•	Regional, national and international telecommunications companies, such as AT&T, MCI and Allegiance Telecom;
•	On-line services offered by incumbent cable providers such as Time Warner;
•	DSL providers such as Covad.

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

During the nine months ended September 30, 2006, and the year ended December 31, 2005, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the nine months ended September 30, 2006 and 2005, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(4,042,842)	$(3,378,784)
Negative cash flow from operations	(1,259,067)	(585,798)
Negative working capital	(1,442,454)	(880,925)
Stockholders' deficit	(1,233,730)	(722,994)

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

These steps have provided us with the cash flows to continue our business plan, and the improved operating revenue is resulting in some improvement in our financial position. We are taking steps to improve our cash flow situation that include raising capital through additional sale of our common stock and/or debt securities.

This step could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

•	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

•	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Our operations are located in Houston, Texas. Our business consists of the sales and marketing of our HIPAA compliant VPN and HIPAA application software and related services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

During the three months ended September 30, 2006, our revenue was $944,537 versus $665,775 for the three month period ended September 30, 2005. This represents an increase of $278,762 and is primarily attributable to our acquisition of the assets of Trilliant Corp. and our efforts to market BLUEGATE(TM), our core business.

Our cost of services for the three months ended September 30,2006 was $408,596 compared to $242,676 for the three months ended September 30,2005. The increase in cost of services of $165,920 is due to higher interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

Our gross margin for the three months ended September 30, 2006 was $535,941 compared to $423,099 for the three months ended September 30, 2005. Our gross margin as a percentage of sales decreased to 57% for the three months ended September 30, 2006 from 64% for the three months ended September 30, 2005 due to higher interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

We incurred selling, general and administrative expenses (SG&A) of $1,933,343 for the three months ended September 30, 2006 compared to $1,185,689 for the three months ended September 30, 2005. The increase in SG&A of $747,654 is primarily attributable to the expansion of our sales and marketing efforts and recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $1,656,469 for the three months ended September 30, 2006 compared to a net loss of $822,723 for the three months ended September 30, 2005. The increase of $833,746 is due primarily to an increase in stock option and warrant related expenses as a result of our adoption of SFAS No. 123R during the first quarter of 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

During the nine months ended September 30, 2006, our revenue was $2,695,032 versus $1,541,542 for the nine month period ended September 30, 2005. This represents an increase of $1,153,490 and primarily attributable to our acquisition of the assets of Trilliant Corporation and our efforts to market BLUEGATE(TM), our core business.

Our cost of services for the nine months ended September 30, 2006 was $1,175,487 compared to $664,407 for the nine months ended September 30, 2005. The increase in cost of services of $511,080 is due to interconnect fees and costs associated with the expansion of our BLUEGATE(TM) services.

Our gross margin for the nine months ended September 30, 2006 was $1,519,545 compared to $877,135 for the nine months ended September 30, 2005. Our gross margin as a percentage of sales of 56% for the nine months ended September 30, 2006 did not change from 56% for the nine months ended September 30, 2005.

We incurred selling, general and administrative expenses of $4,829,654 for the nine months ended September 30, 2006 compared to $3,237,415 for the nine months ended September 30, 2005. The increase in SG&A of $1,592,239 is primarily attributable to the expansion of our sales and marketing efforts and recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $4,042,842 for the nine months ended September 30, 2006 compared to a net loss of $3,378,784 for the nine months ended September 30, 2005, or an overall increase of $664,058. After taking into effect a non-cash charge to income of $892,882 in 2005 upon the conversion of notes payable to common stock, Bluegate’s net loss increased by $1,556,940. The increase is primarily attributable to recording stock option and warrant related expenses due to the company’s adoption of SFAS No. 123R on January 1, 2006, the issuance of common stock and warrants to extend the company’s obligations pursuant to registration rights and the issuance of warrants for the extension of the debt payment relating to the convertibles notes payable.

FORECAST OF GROWTH IN OUR “MEDICAL GRADE NETWORK” MGN CUSTOMER BASE

At September 30, 2006, we had 1,062“Medical Grade Network” MGN customers. We are forecasting only a marginal increase in the number of “Medical Grade Network” MGN customers through 2006. We have shifted our focus towards increasing our outsourced IT services to our existing physician customer base. Our goal is to increase the amount of revenue we obtain from each physician we serve.

We have also initiated an aggressive effort to expand our Bluegate network beyond Houston. Although we have opened up a number of discussions with Hospital groups on other markets, we have no assurances we will be successful in these efforts.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the nine month period ended September 30, 2006 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry.

Our cash on hand at September 30, 2006 was $192,326.

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

Our future capital requirements will depend upon many factors, including the following:

•	The cost of operating our VPN
•	The cost of third-party software
•	The cost of sales and marketing
•	The rate at which we expand our operations
•	The response of competitors
•	Capital expenditures

ITEM 3.	CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of certain adjustments required by our auditors. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to revenue and expense recognition for one of our new programs. Appropriate adjustments have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Since being appointed on June 1, 2006, our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)
Changes in internal control over financial reporting. During the quarter under report, our CFO is overseeing the implementation of better controls and procedures over all aspects of revenue and expense recognition and improving supervision and training of our accounting staff. The evaluation of our disclosure controls included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

PART II

ITEM 1.	LEGAL PROCEEDINGS

NONE.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued unregistered securities in transactions summarized below.

(1) In August 2006, we issued an option to purchase 150,000 shares of our common stock at an exercise price of $0.62 per share to a director of the company. The option had a market value of $92,701 on the date of grant, vests immediately and expires in August 2011. We expensed $92,701 during the quarter ended September 30, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(2) In September 2006, we issued an option to purchase 264,250 shares of our common stock at an exercise price of $0.62 per share to a group of employees. The option had a market value of $237,192 on the date of grant, vests immediately and expires in September 2011. We expensed $237,192 during the quarter ended September 30, 2006 related to this option. This transaction was made in reliance upon exemptions from  registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

3) In September 2006, we issued an option to purchase 200,000 shares of our common stock at an exercise price of $0.71 per share to an employee. The option had a market value of $141,543 on the date of grant, vests through August 2008 and expires in September 2011. We expensed $5,898 during the quarter ended September 30, 2006 related to this option. This transaction was made in reliance upon exemptions from  registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

4) In September 2006, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant, vests through August 2008 and expires in September 2011. We expensed $1,661 during the quarter ended September 30, 2006 related to this option. This transaction was made in reliance upon exemptions from  registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(5) During the quarter ended September 30, 2006, we issued 990,000 shares of stock, warrants for 990,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 495,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $495,000 in connection with a private placement. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investors were knowledgeable about our operations and financial condition. The investors were accredited investors as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(6) On September 30, 2006, we issued 407,407 shares of stock as additional consideration for the purchase of Trilliant Corporation’s assets, at $0.74. As a result of this transaction, $29,819 was allocated to goodwill and $271,662 was expensed during the quarter ended September 30, 2006. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

(7) In October and November 2006, we issued 240,000 shares of stock, warrants for 240,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 120,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $120,000 in connection with a private placement. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(8) In October 2006, we issued 180,000 shares of stock, warrants for 180,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 90,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $90,000 in connection with a private placement. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. We paid one broker-dealer a sales commission in this transaction. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(9) In October 2006, we issued warrants to purchase 12,000 shares of our common  stock at an exercise price of $0.75 per share and warrants to purchase 9,000 shares of our common stock at an exercise price of $1.00 per share to a vendor. The warrants had a market value of $18,841 on the date of grant and expire in September 2011. We expensed $18,841 during October 2006 related to these warrants. This transaction were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(10) In October 2006, we issued 66,000 shares of common stock for the conversion of a note payable plus accrued interest amounting to $33,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 5.	OTHER INFORMATION

(1) In August 2006, we issued an option to purchase 150,000 shares of our common stock at an exercise price of $0.62 per share to a director of the company. The option had a market value of $92,701 on the date of grant and expires in August 2011. We expensed $92,701 during the quarter ended September 30, 2006 related to this option.

(2) In September 2006 we issued an option to purchase 264,250 shares of our common stock at an exercise price of $0.62 per share to a group of employees. The option had a market value of $237,192 on the date of grant and expires in September 2011. We expensed $237,192 during the quarter ended September 30, 2006 related to this option.

3) In September 2006 we issued an option to purchase 200,000 shares of our common stock at an exercise price of $0.71 per share to an employee. The option had a market value of $141,543 on the date of grant and expires in September 2011. We expensed $5,898 during the quarter ended September 30, 2006 related to this option.

4) In September 2006 we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant and expires in September 2011. We expensed $1,661 during the quarter ended September 30, 2006 related to this option.

(5) During the quarter ended September 30, 2006 we issued 990,000 shares of stock, warrants for 990,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 495,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $495,000 in connection with a private placement.

(6) Effective September 30, 2006, we issued 407,407 shares of stock as additional consideration for the purchase of Trilliant Corporation’s assets, at $0.74. As a result of this transaction, $29,819 was allocated to goodwill and $271,662 was expensed during the quarter ended September 30, 2006.

(7) In October and November 2006 we issued 420,000 shares of stock, warrants for 420,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 210,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $210,000 in connection with a private placement.

(8) In October 2006, we issued 66,000 shares of common stock for the conversion of a note payable plus accrued interest amounting to $33,000.

ITEM 6.	EXHIBITS

Exhibit
Number	Name

10.1	Stock Option Agreement of Gilbert Gertner

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: November 3, 2006	/s/	Manfred Sternberg
Manfred Sternberg,
Chief Executive Officer

Bluegate Corporation

Date: November 3, 2006	/s/	Charles E. Leibold
Charles E. Leibold, CPA,
Chief Financial Officer