Form 10KSB
period 2006-12-31
BLUEGATE CORP
filed 2007-03-15
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-22711

BLUEGATE CORPORATION
(Name of small business issuer in its charter)

Nevada	76-0640970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Post Oak Road, Suite 600, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
Issuer's telephone number

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Name of exchange on which registered:
None.	None.

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Registrant's revenues for its most recent fiscal year: $3,707,908.

The aggregate market value of the common stock held by non-affiliates of the registrant on March 2, 2007 based on the last price (which was $0.70 per share) was $6,061,439. On March 2, 2007, the closing bid price of our common stock on the OTCBB was $0.70 per share.

On March 2, 2007, the registrant had outstanding 13,078,437 shares of Common Stock, $0.001 par value per share.
___________________________________

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

INTRODUCTION

Bluegate provides the nation's only Medical Grade Network® that allows hospitals and physicians to achieve physician and clinical integration by communicating in a secure private environment, improving patient care. As a leader in the healthcare industry of outsourced IT solutions and remote management services, Bluegate provides hospitals and physicians with a single source solution for all clinical integration and IT needs. Additionally Bluegate provides IT consulting through its professional services division and HIPAA-compliant, turnkey managed security services and interoperability solutions across its Medical Grade Network® for hospitals, physicians and other healthcare facilities.

Our Web site is www.bluegate.com. In this Form 10-KSB, we refer to ourselves as "Bluegate", "We", Us", “the Company”, and "Our." References to our common stock herein give effect to our 20:1 reverse stock split which occurred in 2004. In 2004, we took corporate action to increase the number of our authorized shares of common stock to be 50,000,000 shares of common stock.

Our executive offices are located at: Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024, tel. voice: 713-686-1100, fax: 713-682-7402. Our Web site is www.bluegate.com.

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar. Our independent auditors issued a going concern qualification in their report dated March 12, 2007, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the OTCBB. Our trading symbol is "BGAT."

CORPORATE HISTORY

In 2001, Mr. Manfred Sternberg acquired effective control of the company and during 2002 and 2003 under his leadership, the company commenced development and completion of the necessary systems to offer integrated HIPAA compliant Medical Grade Network® to the health care community to provide electronic systems required by increasing U.S. public policy mandates to accelerate the movement to secure electronic health records.

To accelerate our movement into the field, in 2004, we sold our Internet Service Provider ("ISP") customer base effective June 21, 2004 to concentrate on our health care IT solutions model and its Medical Grade Network®. Under the terms of this sale, we received an aggregate of $1,150,000.

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

In 2003, a minority amount of our revenue was related to our HIPAA business. In 2004, a majority of our revenue was related to our HIPAA business. In 2005, all of our revenues were related to our health care service model.

In 2004, we contracted with the largest healthcare system in Texas to provide physicians with Internet bandwidth and managed security services using our Medical Grade Network®.

In March 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of TEKMedia Communications, Inc. in exchange for 132,000 shares of the Company’s common stock valued at $116,160.

In September 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition strengthened Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 258,308 shares of Bluegate's common stock valued at $180,816. The asset sale and purchase agreement provides for additional consideration up to 827,160 common shares depending on the acquired business' revenue through September 2008 and royalty payments based on sales through September 2008 of certain software acquired. Effective September 30, 2006, in accordance with the asset sale and purchase agreement, 407,407 shares of Bluegate’s common stock valued at $301,481 was issued as additional consideration based upon the acquired business’ revenue calculation after the first year. As of December 31, 2006, additional consideration up to 419,753 common shares may be issued, depending on the acquired business revenue pertaining to the second year.

OUR BUSINESS

Bluegate provides the nation's only Medical Grade Network® that allows hospitals and physicians to achieve physician and clinical integration by communicating in a secure private environment, improving patient care. As a leader in the healthcare industry of outsourced IT solutions and remote management services, Bluegate provides hospitals and physicians with a single source solution for all clinical integration and IT needs. Additionally Bluegate provides IT consulting through its professional services division and HIPAA-compliant, turnkey managed security services and interoperability solutions across its Medical Grade Network® for hospitals, physicians and other healthcare facilities.

Consulting Practice
Health care institutions have very unique requirements not found in a typical commercial environment. Our consulting practice works with medium to large medical facilities and systems on evaluation, procurement and implementation of voice, data, video, infrastructure and applications for the health care environment. Our applications group also performs specific applications development, enhancement, coding and integration work for these projects when requested by our customers.

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

Systems Integration and Managed Security Solutions
Our systems integration and managed security group enables secure, HIPAA-compliant data communication between hospitals, medical facilities and physician practices from all locations via our Bluegate Medical Grade Network® - ultimately enhancing patient care. We also provide affordable access to compatible medical-focused content and applications over the infrastructure to improve practice efficiency and service. We extend IT best practices to the edge of the health care network ensuring every access point for the physician and health care location is as secure as the hospital itself.

Two-fold Market Opportunity

HIPAA compliance for physician practices
The Administrative Simplification provisions of Title II of HIPAA require the United States Department of Health and Human Services to establish national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data. Adopting these standards will improve the efficiency and effectiveness of the nation's health care system by encouraging the widespread use of electronic data interchange in health care. There is rapidly increasing demand for our networks, technologies, remote management and professional IT services, largely as the result of increasing pressure for health care providers to adopt electronic health records and the favorable health care IT environment created by the Stark Law exceptions.

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

In order to access and use the NHIN, individual physicians must have the appropriate information technology environment at their offices, and the hospitals where they admit patients. Further, the hospital’s credentialed physicians must be on a common HIPAA compliant network. Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the “last mile” of connectivity, the figurative distance from the telecommunication provider’s switch to an end user (i.e. the physician), still presents a major challenge. In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians’ existing IT equipment and resources. Adequate training and technical support is necessary to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

Today, Bluegate’s offering singularly solves a particularly vexing piece of the HIPAA requirement and the “last mile” challenges of a NHIN by connecting the individual physician's practice to this secured network. As a result, Bluegate is positioning itself, through it’s Medical Grade Network®, to provide HIPAA compliant connectivity to the NHIN linking physician practices, hospitals and insurance companies to a secure network. As a result, Bluegate, has acquired and deployed significant resources towards this national opportunity. Bluegate began its business installing Medical Grade Networks® in Houston, Texas in late 2004 and 2005. We are in active contract negotiations with health care entities in Texas and around the country to design, develop and deploy networks that are based upon the success of those deployed in Houston, Texas.

Bluegate Strategy
Our current short term strategies are to: (1) increase our market penetration and dominance of the Houston hospital, centralized health care and physician markets; (2) commence systems in other Texas cities; and, (3) commence systems in other cities in the U.S. Our long term strategy is fourfold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2) sell our services to the physicians that join our Medical Grade Network®, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be “THE” IT solutions resource to medical institutions, health care facilities, regional health information organizations (RHIOs) and centralized health care organizations (HCOs) for all their information technology needs; and, (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefits and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices.

COMPETITION

We are not aware of any completely direct competitors at this time. However, competition may include vendors of HIPAA software and Internet Protocol ("IP") networks whose security may or may not comply with the terms of the HIPAA confidentiality compliance requirements.

The Internet, VPN and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet and VPN usage among customers. Other competitors may be:

-	Access and content providers, such as AOL, Microsoft, EarthLink and Time Warner;

-	Local, regional and national Internet service providers, such as Megapath, EarthLink, XO Communications and Mindspring;

-	Regional, national and international telecommunications companies, such as AT&T, MCI and Allegiance Telecom;

-	On-line services offered by incumbent cable providers such as Time Warner;

-	DSL providers such as Covad.

Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

OUR BUSINESS - CUSTOMERS AND VENDORS

Major Customers. During 2006, our top five major customers all located in Houston, accounted for 43% of our sales. No single customer accounted for more than 13% of sales.

Major Vendors. During 2006, five major vendors accounted for 92% of our purchases. No single vendor accounted for more than 26% of purchases.

EMPLOYEES

We currently have 35 employees of whom 33 are full time employees.

AVAILABLE INFORMATION ABOUT US

Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549, tel. 1-800-SEC-0330, or through SEC's e-mail address: publicinfo@sec.gov. In most cases, this information is also available on the SEC's Web site: www.sec.gov. Our web site is www.bluegate.com.

ITEM 2.	DESCRIPTION OF PROPERTY.

We lease approximately 7,290 square feet of office space located at 701 North Post Oak Road, Suite 600, Houston, Texas 77024, for a monthly lease payment of approximately $9,000. The lease expires in November 2013. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed. During 2006 we subleased a portion of this space to other companies.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved with litigation in the normal course of business. At the time of this filing, we were not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders for a vote in 2006.

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

COMMON STOCK PRICE RANGE

YEAR AND QUARTER	HIGH	LOW

2005:

First Quarter	$3.00	$0.51
Second Quarter	$2.00	$0.70
Third Quarter	$2.00	$0.70
Fourth Quarter	$1.05	$0.54

2006:

First Quarter	$0.85	$0.40
Second Quarter	$0.70	$0.45
Third Quarter	$0.90	$0.60
Fourth Quarter	$1.10	$0.70

COMMON STOCK.

On March 2, 2007, we had outstanding 13,078,437 shares of Common Stock, $0.001 par value per share.

On March 2, 2007, the closing bid price of our stock was $0.70 per share.

On March 2, 2007 we had approximately 482 shareholders of record. One of our record stockholders is a nominee located offshore with record ownership (not beneficial ownership) of approximately 10% of our shares of common stock. Our transfer agent is American Stock Transfer and Trust Company.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES

(1)  During the fourth quarter ended December 31, 2006, we issued 1,200,000 shares of common stock, warrants for 1,200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 600,000 shares of our common stock at an exercise price of $1.00 per share, for $600,000 in connection with a private placement of our securities. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investors were knowledgeable about our operations and financial condition. The investors were accredited investors as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(2)  During the fourth quarter ended December 31, 2006, we issued warrants to purchase 28,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 21,000 shares of our common stock at an exercise price of $1.00 per share to two vendors. The warrants had a market value of $48,366 on the date of grant and expire in November 2011. We expensed $48,366 during the quarter ended December 31, 2006 related to these warrants. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(3)  During the fourth quarter ended December 31, 2006, we issued 66,000 shares of common stock for the conversion of a note payable plus accrued interest amounting to $33,000. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

(4)  During the fourth quarter ended December 31, 2006 we issued 422,000 shares of stock, warrants for 422,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 211,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of two individuals totaling $211,000. The warrants vest immediately and expire in November 2011. The excess of the fair value of the stock and warrants issued over the debt converted totaled $831,607 and was recorded as compensation expense. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investors were knowledgeable about our operations and financial condition. The investors were accredited investors as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(5)  During the fourth quarter ended December 31, 2006 we issued 240,000 shares of stock, warrants for 240,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 120,000 shares of our common stock at an exercise price of $1.00 per share, for the extinguishment of outstanding debt to a consultant totaling $120,000. The warrants vest immediately and expire in November 2011. The excess of the fair value of the stock and warrants issued over the debt extinguished was $472,952 and was recorded as a loss on debt extinguishment. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

(6)  During the fourth quarter ended December 31, 2006 we issued an option to purchase 170,000 shares of our common stock at an exercise price of $0.74 per share to an employee. The option had a market value of $150,856 on the date of grant, vests through April 2009 and expires in November 2011. We expensed $10,058 in the quarter ending December 31, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(7)  During the fourth quarter ended December 31, 2006 we issued an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.99 per share to an employee. The option had a market value of $1,480,220 on the date of grant, vested immediately and expires in November 2011. We expensed $1,480,220 in the quarter ending December 31, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(8)  During the fourth quarter ended December 31, 2006 we issued an option to purchase 600,000 shares of our common stock at an exercise price of $0.99 per share to an employee. The option had a market value of $592,088 on the date of grant, vests through May 2007 and expires in November 2011. We expensed $98,681 in the quarter ending December 31, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(9)  During the fourth quarter ended December 31, 2006 we issued an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.95 per share to an employee. The option had a market value of $1,136,330 on the date of grant, vests through December 2008 and expires in December 2011. We expensed $568,165 in the quarter ending December 31, 2006 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(10)  In January 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant, vests through December 2008 and expires in January 2012. We expensed $4,984 in the quarter ending March 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(11)  In February 2007, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $74,759 on the date of grant, vested immediately and expires in January 2012. We expensed $74,759 in the quarter ending March 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(12)  In February 2007, we issued an option to purchase 75,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $56,069 on the date of grant, vests through January 2008 and expires in February 2012. We expensed $9,345 in the quarter ending March 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(13)  In February 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.86 per share to an employee. The option had a market value of $42,862 on the date of grant, vested immediately and expires in February 2012. We expensed $42,862 in the quarter ending March 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(14)  In February 2007, we issued 7,416 shares of our common stock valued at $6,600 as payment to a consultant for services rendered. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(15)  In February 2007, we issued 400,000 shares of common stock, warrants for 400,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 200,000 shares of our common stock at an exercise price of $1.00 per share, for $200,000 in connection with a private placement of our securities. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investors were knowledgeable about our operations and financial condition. The investors were accredited investors as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

(16)  In February 2007 we issued 90,000 shares of stock, warrants for 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 45,000 shares of our common stock at an exercise price of $1.00 per share, for the extinguishment of outstanding debt to a consultant totaling $45,000. The warrants vest immediately and expire in February 2012. The excess of the fair value of the stock and warrants issued over the debt extinguished was $177,357 and was recorded as consulting expense. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans approved by security holders	10,660,613	$0.88	2,198,336	(1)
(1) These shares are the remaining unissued shares under our 2005 Stock and Stock Option Plan (the 2005 Plan)

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

REVENUE RECOGNITION. Revenue, which includes licensing revenue, is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2006, total deferred service revenue was $1,189,236.

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

GOING CONCERN.
We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors issued a going concern qualification in their report dated March 12, 2007, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2006 and 2005, we have been unable to generate cash flows sufficient to support our operations and has been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

	2006	2005
Net loss	$(9,191,559)	$(4,165,391)
Negative cash flow from operations	(1,039,364)	(973,911)
Negative working capital	(1,165,572)	(926,317)
Stockholders' deficit	(1,061,238)	(711,046)

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

During the year ended December 31, 2006, our service revenue was $3,707,908 compared to $2,493,343 for the year ended December 31, 2005. This represents an increase of $1,214,565 and is primarily attributable to our acquisition of the assets and customers of Trilliant Corporation, an increase in engineering services and our efforts to market Medical Grade Network®, our core business.

Our cost of services for the year ended December 31, 2006 was $1,742,420 compared to $1,110,382 for the year ended December 31, 2005. The increase in cost of services of $632,038 is due to higher interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

Our gross profit for the year ended December 31, 2006 was $1,965,488 compared to $1,382,961 for the year ended December 31, 2005. Our gross profit as a percentage of sales decreased to 53% in 2006 from 55% in 2005 due to higher interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

We incurred selling, general and administrative (SG&A) expenses of $3,902,681 for the year ended December 31, 2006 compared to $3,328,259 for the year December 31, 2005. The increase in SG&A of $574,422 is primarily attributable to an increase in payroll and payroll related expenses. During 2006 we increased our sales, marketing and administrative staff in an effort to expand our Medical Grade Network® business.

We incurred an increase in compensation expense of $4,694,190 from $1,216,368 in 2005 to $5,910,558 in 2006. The increase was due primarily to (i) recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006 totaling $5,078,951 and (ii) the recording of $831,607 excess of the fair value of the stock and warrants issued over the related party debt converted.

Our bad debt expense decreased $203,105 in 2006 from 2005 as we continued to strengthen our collection efforts. Based upon an evaluation performed by a third party, an impairment write-down of goodwill totaling $113,021 was recorded at December 31, 2006 compared to no write-down at December 31, 2005.

At December 31, 2006 we recorded a loss of $472,952 on debt extinguishment which represented the excess of the fair value of the stock and warrants issued over the debt extinguished compared to a gain for the year ended December 31, 2005 of $490,786, or an overall increase in the loss on extinguishment of debt of $963,738.

For the year ended December 31, 2006 we did not incur a loss on the conversion of notes payable to common stock compared to the loss of $892,882 incurred for the year ended December 31, 2005.

Interest expense increased $390,693 in 2006 to $771,916 from $381,223 in 2005 as a result of issuing common stock warrants for the extension of repayments of the convertible notes payable.

We incurred a net loss of $9,191,559 for the year ended December 31, 2006 compared to a net loss of $4,165,391 for the year ended December 31, 2005, or an overall increase of $5,026,168. The increase is primarily attributable to the following:

(1)  We incurred selling, general and administrative (SG&A) expenses of $3,902,681 for the year ended December 31, 2006 compared to $3,328,259 for the year December 31, 2005. The increase in SG&A of $574,422 is primarily attributable to an increase in payroll and payroll related expenses. During 2006 we increased our sales, marketing and administrative staff in an effort to expand our Medical Grade Network® business.

(2)  We incurred an increase in compensation expense of $4,694,190 from $1,216,368 in 2005 to $5,910,558 in 2006. The increase was due primarily to (i) recording stock option and warrant related expenses as a result of our adoption of SFAS No. 123R in 2006 totaling $5,078,951 and (ii) the recording of $831,607 excess of the fair value of the stock and warrants issued over the related party debt converted.

(3)  Based upon an evaluation performed by a third party, an impairment write-down of goodwill totaling $113,021 was recorded at December 31, 2006 compared to no write-down at December 31, 2005.

(4)  At December 31, 2006 we recorded a loss of $472,952 on debt extinguishment which represented the excess of the fair value of the stock and warrants issued over the debt extinguished compared to a gain for the year ended December 31, 2005 of $490,786, or an overall increase in the loss on extinguishment of debt of $963,738.

(5)  Interest expense increased $390,693 in 2006 to $771,916 from $381,223 in 2005 as a result of issuing common stock warrants for the extension of repayments of the convertible notes payable.

FORECAST OF GROWTH IN OUR MEDICAL GRADE NETWORK® CUSTOMER BASE

At December 31, 2006, we had 1,062 Medical Grade Network® customers. We are forecasting an increase in the number of Medical Grade Network® customers through 2007.

We expect the continued expansion of the company in serving Memorial Hermann, other health care institutions and physicians in the Houston market place. As 2006 was the commencement of our national marketing efforts to hospital systems outside of Texas, we expect to announce some of those successes in the near future. As a result, we believe that our revenue growth will accelerate in 2007.

The exceptions to the Stark Law that were made in the latter part of 2006 are creating an ideal business environment for Bluegate in 2007 and beyond, and are contributing to the continued expansion of our sales pipeline for our Medical Grade Network® and health care IT services and solutions to healthcare systems and physician practices.

As projected in early 2006, we made our first expansion outside the state of Texas in 2006 and we continued our growth within Texas with the addition of several clients. Our operational focus for 2007 continues to be the build out of the Houston market and strategic expansion to additional markets in Texas and other regions of the country. There is rapidly increasing demand for our networks, technologies, remote management and professional IT services, largely as the result of increasing pressure for health care providers to adopt electronic health records and the favorable health care IT environment created by the Stark Law exceptions.

LIQUIDITY AND CAPITAL RESOURCES

Our operations for the year ended December 31, 2006 were partly funded by our issuance of common stock for cash in private transactions, and the proceeds from the sale of our traditional connectivity business. We have continued to take steps to reduce operating expenses relating to our core business. We have expanded efforts to creating a market for the healthcare industry. Because of the uncertainty associated with this new market, breakeven cash flow is not expected until late 2007.

As of December 31, 2006, our cash on hand was $256,121; total current assets were $585,421, total current liabilities were $1,750,993 and total stockholders’ deficit was $20,700,527.

In March 2005 we negotiated an agreement with Memorial Hermann Health Network Physician Providers (MHHNP) whereby MHHNP would pay certain ongoing costs of managing the physicians in our network who are also members of MHHNP. Effective July 2006, we finalized an agreement with MHHNP covering the period through December 2010.

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

3.
We provided the necessary disclosure to the former accountant. We have asked the former accountant to provide a letter addressed to the Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree. The letter was attached as Exhibit 16.1 in our Form 10-KSB for the year ended December 31, 2005.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the valuation of discounts for convertible debt with detachable warrants, expense recognition and issuances of our stock and stock options. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Since being appointed on June 1, 2006, our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)	Changes in internal control over financial reporting.

During the year under report, our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff.

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

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2006, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Manfred Sternberg	47	Director and Chief Executive Officer

William Koehler	41	Director and President

Charles Leibold	57	Chief Financial Officer

Stephen Sperco	53	Chief Operating Officer

Richard Yee	56	Senior VP of Operations

Gilbert Gertner (a)	82	Director

(a)	Mr. Gertner, an independent director, serves on our audit committee.

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

Charles Leibold became Bluegate's Controller in January 2006 and effective June 1, 2006 he was appointed our Chief Financial Officer. Mr. Leibold began his career with the Big Four accounting firm of Deloitte and Touche. Subsequently, he became Director of International and Domestic Field Audit for the Avis Rent a Car System and Vice President of Finance and Treasurer of AIM Group, Inc., the holding company for Budget Rent a Car franchises. From January 1998 through May 1999, as Manager of AquaSource Inc., he was aggressively involved in the development of a start-up venture experiencing rapid growth through acquisitions. Specifically he was responsible for the successful transition of all of the seller's business into AquaSource. From June 1999 through May 2003, as Vice President and Director of Acquisition Partners, Inc., he directed the strategic planning and staffing of a start-up venture providing acquisitions and divestiture services to its clients. From June 2003 through mid-January 2006, Mr. Leibold provided consulting, accounting and tax services to clients in a wide variety of industries. In addition to having served in key financial management roles for both large and small companies, Mr. Leibold is a Certified Public Accountant and a Member of the Institute of Certified Public Accountants and Texas State Board of Public Accountancy. Mr. Leibold graduated from Pace University with a BBA in Accounting.

Stephen Sperco was appointed the Company’s Chief Operating Officer on December 31, 2006. Mr. Sperco is the founder and President of Sperco Associates, Inc. and Sperco Technology Group, L.L.C. Sperco Associates was founded in 1986 and is headquartered in Chicago, Illinois. Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology (IT) systems. The organizations provide independent, third party consulting, planning, and facilities management services. The consulting personnel provide services in the area of Telecommunications to support the voice, data, and image requirements of clients. Support in the area of IT systems is provided for the Desktop Computing, Local Area Network (LAN), and Wide Area Network (WAN) requirements of clients. The organizations also provide Management Support, Staff Augmentation, Quality Assurance, and operational functions related to Facilities Management and Outsourcing engagements. The firm has conducted consulting engagements in North America, the United Kingdom, and Europe. The industry focus of Sperco Associates has been in the Private Sector with Financial Services, Insurance, Health Care, and Fortune 1000 organizations. The focus of Sperco Technology Group has been in the Public Sector with Education and Health Care organizations. For IT Infrastructure, Telecommunications, and IT Physical Infrastructure the firms have developed significant expertise in Strategic Planning, Optimization, Design, Procurement, Contract Negotiations, Quality Assurance, and Implementation Project Management. In the areas of Facilities Management and Outsourcing, the firms have developed significant expertise in Organization Management and Planning, Project Management, Strategic Planning, Contract Negotiations, and the management of day-to-day department operations. The firms have extensive experience in the specialty areas of Financial Trading Floors, Call Center Applications, Structured Wiring Systems, Voice Recording/Logging Applications, Interactive Voice Response (IVR) applications, IP Telephony, and Network Optimization. Mr. Sperco is responsible for both the executive management of the consulting firms and the direction of consulting engagements. Mr. Sperco has been a consultant since 1975 and in this capacity has extensive experience with the planning and management of complex engagements. Before founding Sperco Associates, Inc., Mr. Sperco was a principal and Regional Vice President for Marketing and Systems Development Corporation. Marketing and Systems Development Corporation was a telecommunications consulting firm that was subsequently purchased by EDS. Mr. Sperco was with Marketing and Systems Development Corporation for ten years. Mr. Sperco earned a Bachelor of Arts degree in Economics from Middlebury College, Middlebury, Vermont in 1975.

Rick Yee, became our Senior Vice President - Operations in January 2006. Mr. Yee is responsible for all technical operations and client-facing activities. Prior to joining Bluegate, he served as Vice President, Network Planning and Engineering for Wiltel Communications in Tulsa, Oklahoma from 2004 to 2005, where he had nationwide responsibility for directing the long-term planning and integration of strategic network functions for voice, data, IP, international, local, traffic, and transport. From 2002 to 2004 Mr. Yee was a self employed telecommunications consultant. From 2000 to 2002 Mr. Yee served as the Vice President of Solutions Consulting for Marconi Corporation, plc. In this capacity Mr. Yee oversaw Marconi's efforts to provide tailored telecommunications equipment solutions to the utility, cable TV and CLEC industries. Mr. Yee has over 30 years of experience in technology/telecommunications industries, serving in various technical and managerial positions with Marconi, Reliant Energy, Verizon, and Sprint. He holds a Bachelor of Science in Mechanical Engineering from Carnegie-Mellon University in Pittsburgh, Pennsylvania, an MBA from Gannon University in Erie, Pennsylvania, and is a registered Professional Engineer.

Gilbert Gertner has been a Director since May, 2003. Mr. Gertner is a private investor and co-founder of a number of industrial, real estate development and high-tech companies. Mr. Gertner is known for his philanthropic endeavors including the construction of schools and medical facilities in developing countries. Mr. Gertner served as Chairman of the Board and CEO of Worldwide Petromoly, Inc., a company with which he has been associated since 1993. During the period from 1994 to 1997 Mr. Gertner served as a Director of Citadel Computer Systems.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have any nominating, or compensation committees of the Board, or committees performing similar functions. Shareholders may recommend nominees for Director by notifying the Chairman of the Board, Manfred Sternberg, in writing that is mailed to us.

In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. The Board of Directors has selected Gilbert Gertner, an independent Director, to be on the Audit Committee. Mr. Gertner is not a financial expert. We have determined Mr. Gertner's independence using the definition of independence set forth in NASD Rule 4200-(14). We are currently pursuing the recruitment of an independent director who is also a financial expert. At the present time, Mr. Gertner is the sole member of our Audit Committee. We have no other committees of the Board.

The Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the year ending December 31, 2006 with our management and our independent auditors. The Audit Committee received the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1 and the Audit Committee discussed with the independent accountant the independent accountant's independence.

BOARD OF DIRECTORS

We currently have three members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. During 2006, the following reporting persons did not file Forms 3 and 4, as required under Section 16(a) of the Exchange Act on a timely basis, noting the number of times their filings were not timely: Manfred Sternberg (1), William Koehler (2), Gilbert Gertner (1), Robert Davis (1), Larry Walker (2), Stephen Sperco (1). We are not aware of any instances in which a person required to file reports under Section 16(a) of the Exchange Act have not done so.

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

Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth certain information as to our highest paid officers and directors for our fiscal years ended December 31, 2006 and 2005. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Total ($)
Manfred Sternberg,	2006		178,836			1,902,985			12,448	2,094,269
CEO	2005		172,500			447,820			8,500	628,820

William Koehler,	2006	(1)	156,479			649,585			11,000	817,064
President	2005	(1)	43,750			100,931			2,500	147,181

Stephen Sperco,	2006	(2)				568,165				568,165
COO	2005	(2)

Charles Leibold,	2006	(3)	122,407	20,000		109,585			5,250	257,242
CFO	2005	(3)

Larry Walker,	2006		120,755			233,483				354,238
President of Trilliant Technology Group, Inc. (100% owned subsidiary)	2005		36,458			41,939				78,397

Richard Yee,	2006	(4)	122,216			166,116			8,250	296,582
Senior VP of Operations	2005	(4)

(1)	Mr. Koehler commenced working for the Company in September 2005.
(2)	Mr. Sperco commenced working for the Company on December 31, 2006.
(3)	Mr. Leibold commenced working for the Company in January 2006.
(4)	Mr. Yee commenced working for the Company in February 2006.
(5)
The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan. The assumtion used in calculating these amounts, as well as a description of our stock option plan, are set forth in Note 10 to our Financial Statements for the year ended December 31, 2006, which is located on pages F-17 through F-24 of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

(6)	The amounts in this column reflect the automobile allowance given to Executive Officers as part of their compensation plan.

EMPLOYMENT AGREEMENTS

In February 2005 we entered into an employment agreement with Manfred Sternberg (the 2005 Sternberg Agreement) for a period of two years at an annual salary of $180,000 per year. The 2005 Sternberg Agreement replaced the previous agreement with Mr. Sternberg. The 2005 Sternberg agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 (which was increased to $1,500 during 2006) and reimbursement for up to $1,000 per month in discretionary business related expenses. In addition, the 2005 Sternberg agreement provides for four (4) weeks of vacation per year. Under the 2005 Sternberg Agreement, the Company issued to Mr. Sternberg the option to purchase the 275,000 shares of our common stock that had vested under his previous agreement at a revised exercise price of $2.00 per share. We also agreed to issue an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share. The option vests as follows: 50,000 shares on the date of grant, and 50,000 shares every month thereafter until fully vested. The option expires on January 31, 2010. Effective November 28, 2006, we granted Mr. Sternberg 2,100,000 options to purchase common stock at an exercise price of $0.99 per share expiring on November 28, 2011. 1,500,000 of these options are immediately exercisable and the remaining 600,000 options vest at the rate of 100,000 options per month beginning December 1, 2006. These options have piggy-back registration rights.

In September 2005 we entered into an employment agreement with William Koehler (the Koehler Agreement) for a period of two years at an annual salary of $150,000 per year to serve as President and Chief Operating Officer. The Koehler Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 (which was increased to $1,250 during 2006) and reimbursement for up to $1,000 per month in discretionary business related expenses. In addition, the Koehler Agreement provides for four (4) weeks of vacation per year. Under the Koehler Agreement, the Company issued to Mr. Koehler an option to purchase 340,000 shares of our common stock at an exercise price of $1.08 per share. The option vests as follows: 50,000 shares on the date of grant, September 1, 2005 and 290,000 shares on September 1, 2006. The option expires on August 31, 2010. Effective August 1, 2006, we granted Mr. Koehler 1,200,000 options to purchase common stock at an exercise price of $0.60 per share expiring on August 1, 2011. 600,000 of these options are immediately exercisable and the remaining 600,000 options vest at the rate of 50,000 options per month beginning September 1, 2006. These options have piggy-back registration rights.

Effective December 31, 2006, we entered into an employment agreement with Stephen Sperco (the Sperco Agreement) for a period of two years at an annual salary of $150,000 per year to serve as our Chief Operating Officer. We also granted Mr. Sperco 1,200,000 options to purchase common stock at an exercise price of $0.95 per share expiring on December 31, 2011. 600,000 of these options are immediately exercisable and the remaining 600,000 options vest at the rate of 25,000 options per month beginning January 1, 2007. These options have piggy-back registration rights. Mr. Sperco will also be entitled to receive bonuses, in amounts to be determined, in connection with major transactions or milestones that we may enter into in the future. Mr. Sperco is also entitled to receive fringe benefits, such as medical insurance, as any company executive and a monthly transportation allowance of $750 and reimbursement for up to $1,000 per month in discretionary business related expenses.

In January 2006 we hired Charles Leibold as the Company’s Controller. On June 1, 2006, we entered into an employment agreement with Charles Leibold (the Leibold Agreement) for a period of two years at an annual salary of $140,000 per year to serve as our Chief Financial Officer. Effective January 1, 2007, the annual salary increased to $147,000. In addition, we have granted Mr. Leibold options to purchase up to 600,000 shares of Bluegate common stock at an exercise price of $0.75 per share, with 50,000 options vesting as of June 1, 2006, and vesting as to 25,000 options per each 30 days thereafter. The shares underlying the options have piggy back registration rights. The options expire on June 1, 2011. Mr. Leibold will also be entitled to receive bonuses, in amounts to be determined, in connection with major transactions that we may enter into in the future. Mr. Leibold also received a deferred signing bonus of $20,000 which was paid $5,000 on the last day of September, October, November and December 2006. Mr. Leibold is also entitled to receive fringe benefits, such as medical insurance, as any other company executive and a monthly automobile allowance of $750.

In January 2006 we entered into an employment agreement with Richard Yee (the Yee Agreement) for a period of two years at an annual salary of $140,000 per year to serve as Senior Vice President - Operations. Effective January 1, 2007, the annual salary increased to $147,000. The Yee Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 and reimbursement for up to $1,000 per month in discretionary business related expenses. In addition, the Yee Agreement provides for four (4) weeks of vacation per year. The Company will also pay Mr. Yee a bonus of $10,000 payable in cash or the equivalent amount of common stock of the Company at the time that he moves into a home located in metropolitan Houston, Texas and pay the costs of his relocation to Houston, Texas and the income tax effect of any relocation expenses that are not considered to be qualified moving expenses as defined in the Internal Revenue Code. Under the Yee Agreement, the Company issued to Mr. Yee an option to purchase 546,600 shares of our common stock at an exercise price of $0.75 per share. The option vests as follows: 50,000 shares on March 1, 2006 and 46,600 shares on September 1, 2006, 225,000 shares on March 1, 2007, and 225,000 shares on March 1, 2008. The option expires on January 29, 2011.

In September 2005 we entered into an employment agreement with Larry Walker (the Walker Agreement) for a period of two years at an annual salary of $125,000 per year to serve as President of Trilliant Technology Group, Inc. a subsidiary of Bluegate. The Walker Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees and Mr. Walker is entitled to discretionary bonuses based on criteria to be established in the future. Under the Walker Agreement, the Company issued to Mr. Walker an option to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share. The option vests 10,416 shares every thirty days. The option expires on August 31, 2010. Effective August 1, 2006, we granted Mr. Walker 340,000 options to purchase common stock at an exercise price of $0.60 per share expiring on August 1, 2011. 100,000 of these options are immediately exercisable and the remaining 240,000 options vest at the rate of 20,000 options per month beginning September 1, 2006. These options have piggy-back registration rights.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Vest Date	Option Expiration Date
Manfred Sternberg	275,000			2.00	2/1/2005	1/31/2010
	50,000			0.50	2/1/2005	1/31/2010
	50,000			0.50	3/1/2005	1/31/2010
	50,000			0.50	4/1/2005	1/31/2010
	50,000			0.50	5/1/2005	1/31/2010
	50,000			0.50	6/1/2005	1/31/2010
	50,000			0.50	7/1/2005	1/31/2010
	50,000			0.50	8/1/2005	1/31/2010
	50,000			0.50	9/1/2005	1/31/2010
	50,000			0.50	10/1/2005	1/31/2010
	50,000			0.50	11/1/2005	1/31/2010
	50,000			0.50	12/1/2005	1/31/2010
	50,000			0.50	1/1/2006	1/31/2010
	50,000			0.50	2/1/2006	1/31/2010
	50,000			0.50	3/1/2006	1/31/2010
	50,000			0.50	4/1/2006	1/31/2010
	50,000			0.50	5/1/2006	1/31/2010
	50,000			0.50	6/1/2006	1/31/2010
	50,000			0.50	7/1/2006	1/31/2010
	50,000			0.50	8/1/2006	1/31/2010
	50,000			0.50	9/1/2006	1/31/2010
	1,500,000			0.99	11/28/2006	11/28/2011
	100,000			0.99	12/1/2006	11/28/2011
		100,000		0.99	1/1/2007	11/28/2011
		100,000		0.99	2/1/2007	11/28/2011
		100,000		0.99	3/1/2007	11/28/2011
		100,000		0.99	4/1/2007	11/28/2011
		100,000		0.99	5/1/2007	11/28/2011

William Koehler	12,500			3.80	7/22/2003	7/22/2008
	50,000			0.50	2/23/2005	2/22/2010
	50,000			1.08	9/1/2005	9/1/2010
	290,000			1.08	9/1/2006	9/1/2010
	600,000			0.60	8/1/2006	8/1/2011
	50,000			0.60	9/1/2006	8/1/2011
	50,000			0.60	10/1/2006	8/1/2011
	50,000			0.60	11/1/2006	8/1/2011
	50,000			0.60	12/1/2006	8/1/2011
		50,000		0.60	1/1/2007	8/1/2011
		50,000		0.60	2/1/2007	8/1/2011
		50,000		0.60	3/1/2007	8/1/2011
		50,000		0.60	4/1/2007	8/1/2011
		50,000		0.60	5/1/2007	8/1/2011
		50,000		0.60	6/1/2007	8/1/2011
		50,000		0.60	7/1/2007	8/1/2011
		50,000		0.60	8/1/2007	8/1/2011

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Vest Date	Option Expiration Date
Stephen Sperco	600,000			0.95	12/31/2006	12/31/2011
		25,000		0.95	1/1/2007	12/31/2011
		25,000		0.95	2/1/2007	12/31/2011
		25,000		0.95	3/1/2007	12/31/2011
		25,000		0.95	4/1/2007	12/31/2011
		25,000		0.95	5/1/2007	12/31/2011
		25,000		0.95	6/1/2007	12/31/2011
		25,000		0.95	7/1/2007	12/31/2011
		25,000		0.95	8/1/2007	12/31/2011
		25,000		0.95	9/1/2007	12/31/2011
		25,000		0.95	10/1/2007	12/31/2011
		25,000		0.95	11/1/2007	12/31/2011
		25,000		0.95	12/1/2007	12/31/2011
		25,000		0.95	1/1/2008	12/31/2011
		25,000		0.95	2/1/2008	12/31/2011
		25,000		0.95	3/1/2008	12/31/2011
		25,000		0.95	4/1/2008	12/31/2011
		25,000		0.95	5/1/2008	12/31/2011
		25,000		0.95	6/1/2008	12/31/2011
		25,000		0.95	7/1/2008	12/31/2011
		25,000		0.95	8/1/2008	12/31/2011
		25,000		0.95	9/1/2008	12/31/2011
		25,000		0.95	10/1/2008	12/31/2011
		25,000		0.95	11/1/2008	12/31/2011
		25,000		0.95	12/1/2008	12/31/2011

Charles Leibold	50,000			0.75	6/1/2006	6/1/2011
	25,000			0.75	7/1/2006	6/1/2011
	25,000			0.75	8/1/2006	6/1/2011
	25,000			0.75	9/1/2006	6/1/2011
	25,000			0.75	10/1/2006	6/1/2011
	25,000			0.75	11/1/2006	6/1/2011
	25,000			0.75	12/1/2006	6/1/2011
		25,000		0.75	1/1/2007	6/1/2011
		25,000		0.75	2/1/2007	6/1/2011
		25,000		0.75	3/1/2007	6/1/2011
		25,000		0.75	4/1/2007	6/1/2011
		25,000		0.75	5/1/2007	6/1/2011
		25,000		0.75	6/1/2007	6/1/2011
		25,000		0.75	7/1/2007	6/1/2011
		25,000		0.75	8/1/2007	6/1/2011
		25,000		0.75	9/1/2007	6/1/2011
		25,000		0.75	10/1/2007	6/1/2011
		25,000		0.75	11/1/2007	6/1/2011
		25,000		0.75	12/1/2007	6/1/2011
		25,000		0.75	1/1/2008	6/1/2011
		25,000		0.75	2/1/2008	6/1/2011
		25,000		0.75	3/1/2008	6/1/2011
		25,000		0.75	4/1/2008	6/1/2011

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Vest Date	Option Expiration Date
Richard Yee	50,000			0.75	3/1/2006	1/30/2011
	46,600			0.75	9/1/2006	1/30/2011
		225,000		0.75	3/1/2007	1/30/2011
		225,000		0.75	3/1/2008	1/30/2011

Larry Walker	10,417			1.50	9/1/2005	9/1/2010
	10,417			1.50	10/1/2005	9/1/2010
	10,417			1.50	11/1/2005	9/1/2010
	10,417			1.50	12/1/2005	9/1/2010
	10,417			1.50	1/1/2006	9/1/2010
	10,417			1.50	2/1/2006	9/1/2010
	10,417			1.50	3/1/2006	9/1/2010
	10,417			1.50	4/1/2006	9/1/2010
	10,417			1.50	5/1/2006	9/1/2010
	10,417			1.50	6/1/2006	9/1/2010
	10,417			1.50	7/1/2006	9/1/2010
	10,417			1.50	8/1/2006	9/1/2010
	10,417			1.50	9/1/2006	9/1/2010
	10,417			1.50	10/1/2006	9/1/2010
	10,417			1.50	11/1/2006	9/1/2010
	10,417			1.50	12/1/2006	9/1/2010
	100,000			0.60	8/1/2006	8/1/2011
	20,000			0.60	9/1/2006	8/1/2011
	20,000			0.60	10/1/2006	8/1/2011
	20,000			0.60	11/1/2006	8/1/2011
	20,000			0.60	12/1/2006	8/1/2011
		10,417		1.50	1/1/2007	9/1/2010
		10,417		1.50	2/1/2007	9/1/2010
		10,417		1.50	3/1/2007	9/1/2010
		10,417		1.50	4/1/2007	9/1/2010
		10,417		1.50	5/1/2007	9/1/2010
		10,417		1.50	6/1/2007	9/1/2010
		10,417		1.50	7/1/2007	9/1/2010
		10,413		1.50	8/1/2007	9/1/2010
		20,000		0.60	1/1/2007	8/1/2011
		20,000		0.60	2/1/2007	8/1/2011
		20,000		0.60	3/1/2007	8/1/2011
		20,000		0.60	4/1/2007	8/1/2011
		20,000		0.60	5/1/2007	8/1/2011
		20,000		0.60	6/1/2007	8/1/2011
		20,000		0.60	7/1/2007	8/1/2011
		20,000		0.60	8/1/2007	8/1/2011

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2006. Except as listed below, no other compensation was paid to our Directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gilbert Gertner	-	-	92,701	-	-		92,701

COMPENSATION OF DIRECTORS

We do not currently pay any cash Directors' fees. On February 23, 2005, Gilbert Gertner and William Koehler, two Directors, were each granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.50. These warrants expire on February 22, 2010. On August 17, 2006, Gilbert Gertner was granted options to purchase 150,000 shares of our common stock at an exercise price of $0.62 which equates to the $92,701 option award in the above table. These options expire on August 17, 2011.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. In 2002, we adopted the 2002 Stock and Stock Option Plan (the "2002 Plan"). The purpose of the 2002 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2002 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2002 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2002 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2002 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the 2002 Plan is 450,000 shares. As of December 31, 2006, 450,000 shares of common stock have been granted pursuant to the 2002 Plan.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2006, 801,664 shares of common stock have been granted pursuant to the 2005 Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 2, 2007 which was 13,078,437 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	Manfred Sternberg	5,268,275	(2)	30.5%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	William Koehler	2,341,136	(3)	15.6%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Gilbert Gertner	212,500	(4)	1.6%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Stephen Sperco	2,100,000	(5)	14.2%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Charles Leibold	600,000	(6)	4.4%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Richard Yee	546,600	(7)	4.0%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Robert Davis	2,781,408	(8)	19.5%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	The Chase Family Trust	1,298,000	(9)	9.4%
	1842 Baldwin Way
	Marietta, Georgia 30068

Common Stock	Greg J. Micek	950,000	(10)	6.9%
	6339 Buffalo Speedway
	Houston, Texas 77005

All executive officers and directors - 6 persons		11,068,511	(11)	49.8%

(1)
The percentage of beneficial ownership of Common Stock is based on 13,078,437 shares of Common Stock outstanding as of March 2, 2007 and includes all shares of Common Stock issuable upon the exercise of outstanding options or warrants to purchase Common Stock.

(2)
Of the 5,268,275 shares benefically owned by Mr. Sternberg: (i) 412,786 are common shares owned directly by Mr. Sternberg, (ii) 683,589 are common shares owned indirectly by Mr. Sternberg, and (iii) 4,171,900 are common shares issuable upon the exercise of options and warrants.

(3)
Of the 2,341,136 shares benefically owned by Mr. Koehler: (i) 438,636 are common shares owned directly by Mr. Koehler, and (ii) 1,902,500 are common shares issuable upon the exercise of options and warrants.

(4)	Of the 212,500 shares beneficially owned by Mr. Gertner, all are common shares issuable upon the exercise of options and warrants.

(5)
Of the 2,100,000 shares benefically owned by Mr. Sperco: (i) 200,000 are common shares owned directly by Mr. Sperco, (ii) 200,000 are common shares owned indirectly by Mr. Sperco, and (iii) 1,700,000 are common shares issuable upon the exercise of options and warrants.

(6)	Of the 600,000 shares benefically owned by Mr. Leibold, all are common shares issuable upon the exercise of options.

(7)	Of the 546,600 shares benefically owned by Mr. Yee, all are common shares issuable upon the exercise of options.

(8)
Of the 2,781,408 shares benefically owned by Mr. Davis: (i) 35,023 are common shares owned directly by Mr. Davis, (ii) 1,546,205 are common shares owned indirectly by Mr. Davis, and (iii) 1,200,180 are common shares issuable upon the exercise of options and warrants.

(9)
Of the 1,298,000 shares benefically owned by The Chase Family Trust: (i) 603,000 are common shares owned directly by The Chase Family Trust, and (ii) 695,000 are common shares issuable upon the exercise of warrants.

(10)
Of the 950,000 shares benefically owned by Mr. Micek: (i) 200,000 are common shares owned directly by Mr. Micek, (ii) 100,000 are common shares owned indirectly by Mr. Micek, and (iii) 650,000 are common shares issuable upon the exercise of options and warrants.

(11)	Includes shares, options and warrants owned by these persons.

We are not aware of any arrangements that could result in a change of control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2006, the Company entered into a line of credit agreement with each of two related parties, our CEO Manfred Sternberg and our President William Koehler, for Bluegate to borrow up to $500,000 each. The notes are due upon demand. The largest amount of principal outstanding during 2006 payable to the CEO and President was $277,075 and $238,162, respectively. The amount of principal payments during 2006 to the CEO and President was $538,619 and $223,971, respectively. As of December 31, 2006, the Company had an outstanding balance payable of $80,264 and $41,910 to our CEO and President, respectively. As of March 2, 2007, the Company had an outstanding balance payable of $132,000 and $91,000 to our CEO and President, respectively. During the year ended December 31, 2006, the Company incurred interest expense on the above related party debt of $34,581. During 2006, the interest rates on the underlying credit cards used for the business ranged from 7.35% to 29.99%.

In November 2006 we issued 222,000 shares of stock, warrants for 222,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 111,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of our CEO Manfred Sternberg totaling $111,000. The warrants vest immediately and expire in November 2011.

In November 2006 we issued 200,000 shares of stock, warrants for 200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 100,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of our President William Koehler totaling $100,000. The warrants vest immediately and expire in November 2011.

During 2006, the Company incurred $40,000 of consulting services from Sperco Associates, Inc. relating to Telecommunications and Information Technology (IT) systems. Effective December 31, 2006 Stephen Sperco, the founder and President of Sperco Associates, Inc., was appointed Bluegate’s Chief Operations Officer.

DIRECTOR INDEPENDENCE.

The Company has three members of the Board of Directors. They are Manfred Sternberg, William Koehler and Gilbert Gertner. Manfred Sternberg is the Company’s Chief Executive Officer and William Koehler is the Company’s President. Gilbert Gertner is an independent director.

In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. The Board of Directors selected Gilbert Gertner, an independent Director, to be on the Audit Committee. We have determined Mr. Gertner’s independence using the definition of independence set forth in NASD Rule 4200-(14). At the present time, Mr. Gertner is the sole member of our Audit Committee. We have no other committees of the Board.

ITEM 13.	EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO
__________________________

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2006 and 2005.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2006 and 2005 were as follows:

2006	2005
$62,077	$64,915

2. TAX FEES.

Our tax return fees for the years ended December 31, 2006 and 2005 were as follows:

2006	2005
$6,844	$-

3. ALL OTHER FEES.

2006	2005
$23,115	$5,075

For the years ended December 31, 2006 and 2005, we were billed for work performed regarding the audit of the acquisition of Trilliant Corporation and preliminary review of our SB-2 registration statement expected to be filed during 2007.

5 (I). PRE-APPROVAL POLICIES.

Our Audit Committee does not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement. The work of our Audit Committee commenced on June 1, 2005.

5 (II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

There were no services performed by our independent auditor of the type described in Item 9(e)(2) of Schedule 14A. Our Audit Committee considers that the work done for us by MB is compatible with maintaining MB's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

BLUEGATE CORPORATION

March 12, 2007
By: /s/ Manfred Sternberg
Manfred Sternberg
Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2007	By: /s/ Manfred Sternberg
Manfred Sternberg
Director and Chief Executive Officer

March 12, 2007	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Chief Financial Officer

March 12, 2007	By: /s/ Gilbert Gertner
Gilbert Gertner
Director

March 12, 2007	By: /s/ William Koehler
William Koehler
Director and President

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCONTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

BLUEGATE CORPORATION

__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	the Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation, (“Bluegate”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Bluegate will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Bluegate has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2007

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$256,121	$27,791
Accounts receivable, net	280,353	365,131
Inventory	15,652	-
Prepaid expenses and other	33,295	46,809
Total current assets	585,421	439,731
Property and equipment, net	92,033	106,157
Goodwill	-	83,202
Intangibles, net	12,301	25,912
Total assets	$689,755	$655,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable, net of unamortized discount of -0- and $242,316 at December 31, 2006 and 2005, respectively	$-	$257,684
Note payable	12,800	12,800
Notes payable to related parties	122,174	25,000
Bank line of credit payable	44,590	-
Accounts payable	296,567	491,337
Accrued liabilities	85,626	174,674
Deferred revenue	1,189,236	404,553
Total current liabilities	1,750,993	1,366,048
Commitments and contingencies	-	-

Stockholders’ deficit:

Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and 110.242 issued and outstanding at December 31, 2006 and 2005, respectively; $5,000 per share liquidation preference ($551,210 aggregate liquidation preference at December 31, 2005)	-	-

Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $.001 par value, 50,000,000 shares authorized, 12,130,311 and 6,332,376 shares issued and outstanding at December 31, 2006 and 2005, respectively	12,130	6,332
Additional paid-in capital	19,627,159	10,841,189
Subscription receivable	-	(15,007)
Deferred compensation	-	(34,592)
Accumulated deficit	(20,700,527)	(11,508,968)
Total stockholders’ deficit	(1,061,238)	(711,046)
Total liabilities and stockholders’ deficit	$689,755	$655,002

The accompanying notes are an integral part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

	2006	2005

Service revenue	$3,707,908	$2,493,343

Cost of services	1,742,420	1,110,382
Gross profit	1,965,488	1,382,961

Selling, general and administrative expenses	3,902,681	3,328,259
Compensation expense	5,910,558	1,216,368
Bad debt expense	-	203,105

Goodwill impairment	113,021	-
Loss from operations	(7,960,772)	(3,364,771)

Gain (loss) on debt extinguishment	(472,952)	490,786
Loss on conversion of notes payable to common stock	-	(892,882)
Interest expense	(771,916)	(381,223)

Other income (expense)	14,081	(17,301)

Net loss	$(9,191,559)	$(4,165,391)

Basic and diluted loss per common share:	$(1.04)	$(0.90)

Weighted average shares outstanding	8,829,250	4,608,938

The accompanying notes are an integral part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	COMMON STOCK		PREFERRED STOCK		ADDITIONL PAID-IN	SUBSCRIPTION	DEFERRED	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	RECEIVABLE	COMPENSATION	DEFICIT	TOTAL

Balance at December 31, 2004	2,548,809	$2,549	111	$-	$6,184,450	$(11,141)	$-	$(7,343,577)	$(1,167,719)

Issuance of common stock for cash	1,492,067	1,492	-	-	704,852	(8,000)	-	-	698,344

Conversion of notes payable and accrued interest for common stock and stock warrants	1,208,618	1,209	-	-	1,569,879	-	-	-	1,571,088

Issuance of common stock for services	824,574	824	-	-	637,908	-	-	-	638,732

Issuance of common stock for acquisition	258,308	258	-	-	180,558	-	-	-	180,816

Receipt of cash for subscription receivable	-	-	-	-	-	4,134	-	-	4,134

Stock options and warrants issued for services	-	-	-	-	1,037,254	-	(34,592)	-	1,002,662

Discount upon issuance of convertible notes payable	-	-	-	-	526,288	-	-	-	526,288

Net loss	-	-	-	-	-	-	-	(4,165,391)	(4,165,391)

Balance at December 31, 2005	6,332,376	6,332	111	-	10,841,189	(15,007)	(34,592)	(11,508,968)	(711,046)

Issuance of common stock and warrants for cash	2,673,333	2,673	-	-	1,467,327	-	-	-	1,470,000

Conversion of preferred stock for common stock	1,418,681	1,419	(111)	-	(1,419)	-	-	-	-

Issuance of common stock for services	353,847	354	-	-	202,556	-	-	-	202,910

Contingent shares issued for Trilliant acquisition accounted for as:
-goodwill	40,296	40	-	-	29,779	-	-	-	29,819
-compensation	367,111	367	-	-	271,295	-	-	-	271,662

Write off of subscription receivable	-	-	-	-	-	15,007	-	-	15,007

Stock options and warrants issued for services	-	-	-	-	4,376,528	-	34,592	-	4,411,120

Conversion of note payable and accrued interest for common stock	66,000	66	-	-	32,934	-	-	-	33,000

Conversion of related party debt for common stock and warrants	422,000	422	-	-	1,042,185	-	-	-	1,042,607

Issuance of common stock and warrants for the extinguishment of debt	240,000	240			592,712	-	-	-	592,952

Debt discount from warrants issued with note payable	-	-	-	-	29,484	-	-	-	29,484

Issuance of common stock warrants for extension of repayment	-	-	-	-	392,063	-	-	-	392,063

Issuance of common stock and warrants for registration rights extension	216,667	217	-	-	350,526	-	-	-	350,743

Net loss	-	-	-	-	-	-	-	(9,191,559)	(9,191,559)

Balance at December 31, 2006	12,130,311	$12,130	-	$-	$19,627,159	$-	$-	$(20,700,527)	$(1,061,238)

The accompanying notes are an integral part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(9,191,559)	$(4,165,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	271,800	357,684
Depreciation and amortization	86,142	81,141

Common stock and warrants issued for registration rights extension	350,743	-
Bad debt expense	-	203,105
Common stock issued for services	202,910	638,733
Common stock options and warrants issued for services	4,411,120	1,002,661

Common stock warrants issued for extension of note repayment	392,063	-
Contingent shares issued for Trilliant acquisition accounted for as compensation	271,662	-
Common stock and warrants issued for settlement of related party debt	831,607	-

Goodwill impairment loss	113,021	-
Write-off of subscription receivable	15,007	-
Loss on conversion of notes payable	-	892,882
Loss (gain) on debt extinguishment	472,952	(490,786)
Changes in operating assets and liabilities:
Accounts receivable	84,777	(204,789)
Prepaid expenses and other current assets	(34,138)	5,876
Accounts payable and accrued liabilities	(102,154)	519,651
Deferred revenue	784,683	187,480
Other assets	-	(2,158)

Net cash used in operating activities	(1,039,364)	(973,911)

Cash flows from investing activities:
Acquisition of Trilliant Corporation assets	-	(161,034)
Payment received on note receivable	32,000	20,768
Purchase of shares for long term investment	-	(30,000)
Purchase of property and equipment	(58,409)	(51,886)

Net cash used in investing activities	(26,409)	(222,152)

Cash flows from financing activities:
Change in bank overdraft	-	(9,620)
Proceeds from related party short term debt	1,006,102	25,000
Payments on related party short term debt	(759,589)	(34,000)
Net change in bank line of credit	44,590	-
Proceeds from note payable	100,000	536,288
Repayment of note payable	(100,000)	-
Payments of convertible notes payable	(467,000)	-
Proceeds from subscription receivable	-	4,134
Common stock and warrants issued for cash	1,470,000	698,344
Net cash provided by financing activities	1,294,103	1,220,146
Net increase in cash and cash equivalents	228,330	24,083
Cash and cash equivalents at beginning of period	27,791	3,708
Cash and cash equivalents at end of period	$256,121	$27,791

The accompanying notes are an integral part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Non Cash Transactions:

Conversion of preferred stock for common stock	$1,419	$-
Contingent shares issued for Trilliant acquisition accounted for as goodwill	29,819	-
Debt discount from warrants issued with note payable	29,484	-

Issuance of common stock for conversion of notes payable and accrued interest	33,000	100,000
Issuance of common stock and common stock equivalents for conversion of related party notes payable	211,000	355,018
Issuance of common stock and common stock equivalents for the extinguishment of debt	120,000	-
Issuance of common stock and common stock equivalents for conversion of accrued interest	-	68,891
Issuance of common stock and common stock equivalents for conversion of related party accounts payable	-	154,297
Issuance of common stock for acquisition	-	180,816

Discount upon issuance of convertible notes payable	-	526,288
Nationwide settlement:
Accounts receivable	-	122,429
Accounts payable	-	151,949
Notes receivable	-	128,230

Supplemental information:
Cash paid for interest	137,538	106,705
Cash paid for taxes	-	-

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bluegate Corporation (the "Company") is a Nevada Corporation that provides IT consulting, outsourcing, systems integration, applications development and managed security solutions for the health care industry. Our systems integration and managed security group enables secure, Health Insurance Portability and Accountability Act of 1996 compliant data communication between hospitals, medical facilities and physician practices from all locations via our Bluegate Medical Grade Network®.

The Company was originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary Trilliant Technology Group, Inc., after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not collateralized.

INVENTORY

Inventory is valued at the lower of cost or market. The cost is determined by using the actual amount paid to acquire the items.

PROPERTY AND EQUIPMENT

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

INTANGIBLES

Intangibles are recorded at cost and amortized on the straight-line method over an estimated useful life of three years. Goodwill is reviewed annually and based upon an evaluation performed by a third party, an impairment write-down of goodwill totaling $113,021 was recorded at December 31, 2006.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

During 2005, Bluegate applied APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Bluegate’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if Bluegate had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during 2005.

Year Ended
December 31, 2005

Net loss attributable to common shareholders as reported	$(4,165,391)
Stock based employee compensation included in reported net loss	268,407
Total stock-based employee compensation expense determined under fair value based method for all options	(1,268,276)
Pro forma net loss	$(5,165,260)

Basic and diluted loss per share
As reported:

Net loss	$(0.90)
Pro forma:
Net loss	(1.12)

Weighted average shares outstanding:	4,608,938

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Additionally, SFAS 123R requires expensing the fair value of unvested stock options previously deferred under APB 25 at the adoption of SFAS 123R. The transitional effect of this provision of SFAS 123R resulted in the expensing of $34,592 of deferred compensation which represented the unvested portion of the intrinsic value of options granted in 2005 and the expensing of the remaining fair value of the unvested portion of stock options as they vest, of $874,452 and $361,040 of compensation expense in 2006 and 2007, respectively. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. Prior periods were not restated as a result of this accounting change.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenue from services are recognized based upon contractually determined monthly service charges to individual customers and as work is performed. Telecommunications services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2006 and 2005, deferred service revenue was $1,189,236 and $404,553, respectively.

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2006 and 2005 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2006 and 2005.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Bluegate does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Bluegate’s results of operations, financial position or cash flow.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

2.	GOING CONCERN CONSIDERATIONS

During 2006 and 2005, the Company was unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. The Company experienced negative financial results as follows:

	2006	2005
Net loss	$(9,191,559)	$(4,165,391)
Negative cash flow from operations	(1,039,364)	(973,911)
Negative working capital	(1,165,572)	(926,317)
Stockholders’ deficit	(1,061,238)	(711,046)

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

3.	ACQUISITION OF TRILLIANT CORPORATION ASSETS

On September 15, 2005, Bluegate acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition strengthened Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 in cash and 258,308 shares of Bluegate’s common stock valued at $180,816. The asset sale and purchase agreement provides for additional consideration of up to 827,160 common shares depending on the acquired business’ revenue over the next two years and royalty payments based on sales over the next two years of certain software acquired. The estimated fair values of the assets acquired at September 15, 2005 were as follows:

Property and equipment	$17,270
Computer software	41,893
Customer list	28,702
Accounts receivable	170,782
Goodwill	83,202
Total	$341,849

Effective September 30, 2006, in accordance with the asset sale and purchase agreement, 407,407 shares of Bluegate’s common stock valued at $301,481 was issued as additional consideration based upon the acquired business’ revenue calculation after the first year. According to EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” whether the contingent shares are accounted for as an adjustment to the purchase price or as compensation for services depends on the agreement. Because the agreement required certain shareholders to remain employees for the term of the earnout, all shares associated with those employees were recorded as compensation expense. Shares issued to non-employees were accounted for as an adjustment to the purchase price. As a result, $29,819 was allocated to goodwill and $271,662 was recorded as an expense.

A third party performed a “Goodwill and Other Intangible Asset” assessment and evaluation as of December 31, 2006, and as a result, an impairment write-down of goodwill totaling $113,021 was recorded at December 31, 2006.

Additional consideration, if any, may be allocated to goodwill upon payment and will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and other Intangible Assets.”

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited proforma operating results for Bluegate, assuming the acquisition occurred on January 1, 2005, are as follows:

	2006	2005
Service revenue	$3,707,908	$3,269,078

Net loss	(9,191,559)	(4,006,236)

Net loss per common share	(1.04)	(0.87)

The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved by combining the operations.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2006 and 2005:

	2006	2005
Accounts receivable	$360,055	$483,417
Less allowance for bad debts	79,702	118,286

	$280,353	$365,131

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2006 and 2005 respectively:

	2006	2005
Computer equipment	$146,872	$96,013
Software	186,078	210,878
Office furniture	60,734	60,734
	393,684	367,625
Less accumulated depreciation	(301,651)	(261,468)
	$92,033	$106,157

Depreciation expense for the years ended December 31, 2006 and 2005 was $52,402 and $78,351, respectively. Depreciation expense is presented in the accompanying statement of operations as cost of services.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following at December 31, 2006 and 2005 respectively:

	2006	2005
Customer list	$28,702	$28,702
LTMS & eCast software	32,350	-
	61,052	28,702
Less accumulated amortization	(48,751)	(2,790)
	$12,301	$25,912

Amortization expense for the years ended December 31, 2006 and 2005 was $33,740 and $2,790, respectively. Amortization expense is presented in the accompanying statement of operations as cost of services.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

7.	NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 are summarized below:

	2006	2005
Unsecured Convertible notes payable

10% convertible notes payable, dated October 31, 2005, net of discount of -0- and $242,316 at December 31, 2006 and 2005, respectively	$-	$257,684
Total convertible notes payable	$-	$257,684
The carrying value of the convertible notes payable is as follows:

Proceeds from debt issuance	$-	$500,000
Less: Discount related to warrants	-	(236,540)
Discount related to conversion feature	-	(189,748)
Financing costs	-	(73,712)
Add: Discount amortization	-	257,684
	$-	$257,684

Unsecured Notes payable
10% note payable due upon demand	$12,800	$12,800
	$12,800	$12,800

Unsecured Notes payable to related parties
During 2006, the Company entered into a line of credit agreement with each of two related parties, our CEO Manfred Sternberg and our President William Koehler, for Bluegate to borrow up to $500,000 each. The notes are due upon demand. The largest amount of principal outstanding during 2006 payable to the CEO and President was $277,075 and $238,162, respectively. The amount of principal payments during 2006 to the CEO and President was $538,619 and $223,971, respectively. As of December 31, 2006, the Company had an outstanding balance payable of $80,264 and $41,910 to our CEO and President, respectively. As of March 2, 2007, the Company had an outstanding balance payable of $132,000 and $91,000 to our CEO and President, respectively. During the year ended December 31, 2006, the Company incurred interest expense on the above related party debt of $34,581. During 2006, the interest rates on the underlying credit cards used for the business ranged from 7.35% to 29.99%.

Notes payable to William Koehler due on demand	$41,910	$25,000
Notes payable to Manfred Sternberg due on demand	80,264	-
Total notes payable to related parties	$122,174	$25,000

Unsecured Bank line of credit
The Company has a bank line of credit to borrow up to $50,000. As of December 31, 2006 the Company had an outstanding balance payable of $44,590 and an available balance to borrow of $5,410. The interest rate was 10.75% as of December 31, 2006.	$44,590	$-
	$44,590	$-

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Accrued insurance liability	$2,045	$-
Accrued Koehler salary	-	6,003
Accrued Sternberg salary	-	7,750
Accrued J. Oliveras salary	7,500	7,500
Accrued payroll tax and related penalties	59	82,223
Accrued medical insurance	27,842	6,188
Accrued sales taxes	11,965	7,209
Accrued interest expense	22,269	22,158
Investor commission payable	3,960	3,500
Trilliant Corp. payable	-	32,143
Other expenses	9,986	-
	$85,626	$174,674

9.	INCOME TAXES

The composition of deferred tax assets at December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets
Benefit from carryforward of net operating loss	$4,647,273	$3,945,000
Less: valuation allowance	(4,647,273)	(3,945,000)
Net deferred tax asset	$-	$-

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2006 and 2005 is attributable to the valuation allowance.

At December 31, 2006, for federal income tax and alternative minimum tax reporting purposes, the Company has $13,600,000 in unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2026.

10.	STOCKHOLDERS’ DEFICIT

SERIES A PREFERRED STOCK

During 2001, Bluegate issued 110 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $5,000 per share. In February 2006, the preferred stock was converted into 1,418,681 common shares, leaving no shares outstanding.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SERIES B PREFERRED STOCK

During 2002, Bluegate authorized 100 shares of Series B convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $200 per share. On October 11, 2002, Bluegate issued 23 shares of such stock to retire certain liabilities totaling $72,768 and to obtain indemnification from certain contingencies assumed in the reverse acquisition of Berens Industries, Inc. All Series B Preferred Stock was converted to common stock in 2003, leaving no shares outstanding.

STOCK OPTION PLANS

The Company has adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 450,000 common shares that may be awarded to officers, directors and key employees. The plan is designed to attract and reward key executive personnel. As of December 31, 2006, Bluegate has granted 450,000 options.

Stock options granted pursuant to the 2002 plan expire as determined by the board of directors. All of the options granted by the Company are to be granted at an option price equal to the fair market value of the common stock at the date of grant.

In 2005 we adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2006, 801,664 shares of common stock have been granted.

During 2006 and 2005, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility of 260%; risk-free interest rates of 5.0%; and option terms as set forth in the options agreements.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	348,540	$2.64
Granted	3,436,500	0.90
Exercised	(30,000)	0.50
Forfeited	(183,750)	1.82
Outstanding at January 1, 2006	3,571,290	1.04
Granted	7,545,850	0.81
Forfeited	(456,527)	0.93
Outstanding at December 31, 2006	10,660,613	0.41	4.17	$746,243

Options exercisable at December 31, 2006	7,108,956	0.91	4.08	$284,358

The weighted average grant date fair value of options granted during the years 2006 and 2005 was $0.78 and $0.88, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was -0- and $37,500, respectively.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

38,500	38,500	1	2.00	July 2002
12,500	12,500	1	2.00	November 2002
12,500	12,500	2	2.00	January 2003
33,000	33,000	2	2.00	February 2003
8,333	8,333	2	2.00	April 2003
8,333	8,333	2	2.00	July 2003
8,333	8,333	2	2.00	October 2003
12,500	12,500	2	2.00	December 2003
5,000	5,000	3	6.00	January 2004
79,600	79,600	3	4.00	October 2004
425,000	425,000	4	0.50 - 2.00	February 2005
50,000	50,000	4	0.50	March 2005
50,000	50,000	4	0.50	April 2005
50,000	50,000	4	0.50	May 2005
200,000	200,000	4	0.50	June 2005
130,417	130,417	4	1.50	July 2005
60,417	60,417	4	0.50 - 1.50	August 2005
120,834	120,834	4	0.50 - 1.50	September 2005
435,417	435,417	4	0.50 - 1.50	October 2005
85,417	85,417	4	0.50 - 1.50	November 2005
111,917	111,917	4	0.50 - 1.50	December 2005
85,417	85,417	4	0.50 - 1.50	January 2006
85,417	85,417	4	0.50 - 1.50	February 2006
135,417	135,417	4 - 5	0.50 - 1.50	March 2006
85,417	85,417	4 - 5	0.50 - 1.50	April 2006
90,417	90,417	4 - 5	0.50 - 1.50	May 2006
120,834	120,834	4 - 5	0.50 - 1.50	June 2006
145,834	145,834	4 - 5	0.50 - 1.50	July 2006
995,834	995,834	4 - 5	0.50 - 1.50	August 2006
755,100	755,100	4 - 5	0.50 - 1.50	September 2006
190,417	190,417	4 - 5	0.60 - 1.50	October 2006
1,640,417	1,640,417	4 - 5	0.60 - 1.50	November 2006
840,417	840,417	4 - 5	0.60 - 1.50	December 2006
315,417		4 - 5	0.60 - 1.50	January 2007
265,417		4 - 5	0.60 - 1.50	February 2007
490,417		4 - 5	0.60 - 1.50	March 2007
385,417		4 - 5	0.60 - 1.50	April 2007
269,584		4 - 5	0.60 - 1.50	May 2007
169,576		4 - 5	0.60 - 1.50	June 2007
209,167		4 - 5	0.60 - 1.50	July 2007
159,159		4 - 5	0.60 - 1.50	August 2007
68,750		5	0.71 - 1.50	September 2007
118,750		5	0.71 - 1.50	October 2007
68,750		5	0.71 - 0.99	November 2007
68,750		5	0.71 - 0.99	December 2007
118,750		5	0.71 - 0.95	January 2008
68,750		5	0.71 - 0.95	February 2008
293,750		5	0.71 - 0.95	March 2008
118,750		5	0.71 - 0.95	April 2008
43,750		5	0.71 - 0.95	May 2008
43,750		5	0.71 - 0.95	June 2008
93,750		5	0.71 - 0.95	July 2008
43,766		5	0.71 - 0.95	August 2008
33,326		5	0.71 - 0.95	September 2008
29,167		5	0.74 - 0.95	October 2008
29,167		5	0.74 - 0.95	November 2008
29,167		5	0.74 - 0.95	December 2008
4,167		5	0.74	January 2009
4,167		5	0.74	February 2009
4,167		5	0.74	March 2009
4,159		5	0.74	April 2009
10,660,613	7,108,956

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	116,540	2.00 - 10.00	6.60
Granted	3,780,297	0.50 - 1.25	0.98
Exercised	(30,000)	1.00	1.00
Forfeited	(193,500)	0.50 - 10.00	3.45
Outstanding at December 31, 2005	3,673,337	0.50 - 5.00	1.01
Granted	6,182,131	0.50 - 1.00	0.79
Exercised	(50,000)	1.00	1.00
Forfeited	(56,250)	0.75 - 1.00	0.85
Outstanding and Exercisable at December 31, 2006	9,749,218	0.50 - 5.00	0.83	3.72	$1,169,906

The weighted average grant date fair value of warrants granted during the years 2006 and 2005 was $0.78 and $0.92, respectively. The was no intrinsic value of the warrants that were exercised during the two years ended December 31, 2006.

NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)

5,000	5,000	February 2007	1	2.00
11,000	11,000	July 2007	1	2.00
100,000	100,000	July 2007	1	0.50
100,000	100,000	February 2008	2	1.00
15,000	15,000	March 2008	2	4.00
1,408,630	1,408,630	March 2008	2	1.00
300,000	300,000	June 2008	2	1.25
300,000	300,000	June 2008	2	1.00
25,000	25,000	July 2008	2	3.80
75,000	75,000	July 2008	2	1.25
75,000	75,000	July 2008	2	1.00
5,000	5,000	November 2008	2	5.00
2,500	2,500	November 2008	2	2.00
540	540	November 2008	2	0.20
83,750	83,750	March 2009	3	1.00
1,176,667	1,176,667	October 2010	4	0.50
20,000	20,000	December 2010	4	1.00
193,333	193,333	February 2011	5	0.75
96,667	96,667	February 2011	5	1.00
80,000	80,000	March 2011	5	0.75
40,000	40,000	March 2011	5	1.00
349,866	349,866	May 2011	5	0.50
160,000	160,000	May 2011	5	0.50
80,000	80,000	May 2011	5	1.00
216,667	216,667	June 2011	5	0.75
108,333	108,333	June 2011	5	1.00
120,000	120,000	July 2011	5	0.75
60,000	60,000	July 2011	5	1.00
358,265	358,265	July 2011	5	0.50
410,000	410,000	August 2011	5	0.75
205,000	205,000	August 2011	5	1.00
460,000	460,000	September 2011	5	0.75
230,000	230,000	September 2011	5	1.00
420,000	420,000	October 2011	5	0.75
210,000	210,000	October 2011	5	1.00
1,374,000	1,374,000	November 2011	5	0.75
694,000	694,000	November 2011	5	1.00
120,000	120,000	December 2011	5	0.75
60,000	60,000	December 2011	5	1.00

9,749,218	9,749,218

EQUITY TRANSACTIONS

During 2006, Bluegate completed the following equity transactions:

Issuance of common stock and warrants for cash:

(1)  In February 2006, we issued 50,000 shares of common stock for $50,000 proceeds from the exercise of a warrant.

(2)  In February and March 2006, we issued 273,333 shares of common stock, warrants for 273,333 shares of our common stock at an exercise price of $0.75 per share and warrants for 136,667 shares of our common stock at an exercise price of $1.00 per share, for $205,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

(3)  In May 2006 we issued 160,000 shares of stock, warrants for 160,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 80,000 shares of our common stock at an exercise price of $1.00 per share, for cash consideration of $120,000 in connection with a private placement. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(4)  During the quarter ended September 30, 2006, we issued 990,000 shares of common stock, warrants for 990,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 495,000 shares of our common stock at an exercise price of $1.00 per share, for $495,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(5)  During the quarter ended December 31, 2006, we issued 1,200,000 shares of common stock, warrants for 1,200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 600,000 shares of our common stock at an exercise price of $1.00 per share, for $600,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Conversion of preferred stock for common stock:

(6)  In March 2006, we issued 1,418,681 shares of our common stock for conversion of 110.242 shares of our Series A Convertible Non-Redeemable Preferred stock. As a result of this transaction, there are no remaining shares of our Series A Convertible Non-Redeemable Preferred stock outstanding.

Issuance of common stock for services:

(7)  In February 2006, we issued 200,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $104,000 on the date of issuance. We expensed $104,000 during the quarter ended March 31, 2006.

(8)  In March 2006 a consultant returned, and Bluegate cancelled, 133,000 shares of common stock that was previously issued to the consultant as compensation. The fair value of the stock cancelled was $87,779.

(9)  In May and June 2006, we issued 105,883 shares of common stock valued at $68,000 for consulting services.

(10)    In September 2006, we issued 138,683 shares of common stock valued at $82,500 as payment to a vendor for services rendered.

(11)   During the quarter ended December 31, 2006, we issued 42,281 shares of common stock valued at $36,190 as payment to two consultants and a vendor for services rendered.

Contingent shares issued for Trilliant acquisition:

(12)   Effective September 30, 2006, we recorded the issuance of 407,407 shares of common stock valued at $301,481 to Trilliant Corporation in accordance with the asset sale and purchase agreement pertaining to the acquired business’ revenue after the first year. (See footnote 3 - Acquisition of Trilliant Corporation Assets). As a result of this transaction, $29,819 was allocated to goodwill and $271,662 was recorded as an expense.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Stock options and warrants issued for services:

(13)   In March 2006 a consultant agreed to forfeit an option to purchase 41,250 shares of our common stock at $1.00 per share. Bluegate reversed $26,290 of compensation expense related to the option which was previously recorded.

(14)   In May 2006, the employment contract of an employee expired and an option to purchase 233,336 shares of our common stock at $1.00 per share was forfeited. Bluegate reversed $35,307 of compensation expense related to the option which was previously recorded during the quarter ended March 31, 2006.

(15)   In June 2006, we issued warrants to purchase 48,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 24,000 shares of our common stock at an exercise price of $1.00 per share to two vendors. The warrants had a market value of $43,756 on the date of grant and expire in June 2011. We expensed $43,756 during the quarter ended June 30, 2006 related to these warrants. In November 2006, in conjunction with a settlement of debt, a vendor agreed to forfeit warrants to purchase 24,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 12,000 shares of our common stock at an exercise price of $1.00 per share. Additionally, the compensation expense recorded relating to the issuance of the warrants to the other vendor was revised based upon the actual date of the issuance of the warrants. The effort of these two transactions was a reduction of $8,220 of compensation expense that was previously recorded during the quarter ended June 30, 2006.

(16)   In November 2006, we issued warrants to purchase 28,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 21,000 shares of our common stock at an exercise price of $1.00 per share to two vendors. The warrants had a market value of $48,366 on the date of grant and expire in November 2011. We expensed $48,366 during the quarter ended December 31, 2006 related to these warrants.

(17)   During the year ended December 31, 2006, Bluegate expensed $909,044 related to previously issued stock options that vested during the period.

(18)   The following table summarizes stock options issued to employees during the year ended December 31, 2006:

		Exercise	Market	Expiration	Vesting	2006
Grant Date	Options	Price	Value	Date	Period	Expense
1/30/2006	546,600	$0.75	$332,235	1/30/2011	Through 3/08	$166,116
5/1/2006	5,000	0.75	2,540	5/1/2011	Immediately	2,540
6/1/2006	600,000	0.75	328,759	6/1/2011	Through 06/08	109,585
7/24/2006	550,000	0.75	328,811	7/24/2011	Through 09/08	73,068
8/1/2006	1,710,000	0.60	1,022,697	8/1/2011	Through 08/07	639,932
8/17/2006	150,000	0.62	92,701	8/17/2011	Immediately	92,701
9/14/2006	200,000	0.71	141,543	9/14/2011	Through 08/08	23,592
9/21/2006	232,250	0.62	208,469	9/21/2011	Immediately	208,469
9/26/2006	50,000	0.80	39,871	9/26/2011	Through 08/08	6,644
11/1/2006	170,000	0.74	150,856	11/1/2011	Through 04/09	10,058
11/28/2006	1,500,000	0.99	1,480,220	11/28/2011	Immediately	1,480,220
11/28/2006	600,000	0.99	592,088	11/28/2011	Through 05/07	98,681
12/31/2006	1,200,000	0.95	1,136,330	12/31/2011	Through 12/08	568,165
	7,513,850		$5,857,120			$3,479,771

Warrants issued with note payable:

(19)   On July 3, 2006, for consideration of receiving a $100,000 loan from an individual, we issued a note payable and warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share expiring in July 2007.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Issuance of common stock warrants for extension of note repayment:

(20)   In April 2006 we exercised our option to extend the due date of our convertible notes payable by 90 days to July 31, 2006. As a result, we issued warrants to purchase 349,866 shares of our common stock at $0.75 per share to the note holders, as required by the note agreement. We recorded interest expense of $177,735 in connection with this transaction.

(21)   In July 2006, we exercised our option to extend the due date of the aforementioned convertible notes payable by 90 days to October 31, 2006. As a result, we issued warrants to purchase 358,265 shares of our common stock at $0.50 per share to the note holders, as required by the note agreement. We recorded interest expense of $214,328 in connection with this transaction.

Issuance of common stock and warrants for registration rights extension:

(22)   On March 31, 2006 certain adjustment provisions contained in Bluegate's convertible notes payable warrants issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares of our common stock at $1.00 per share was reduced to $0.75 per share (See item 24 below).

(23)   On June 30, 2006, we issued 216,667 shares of our common stock, warrants for 216,667 shares of our common stock at an exercise price of $0.75 per share and warrants for 108,333 of our common stock at an exercise price of $1.00 per share, for consideration of the investors agreement to extend Bluegate’s obligations pursuant to the Registration Rights Agreement until November 30, 2006. The fair value of the stock and warrants issued was $350,743. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

(24)   On June 30, 2006, in conjunction with the transaction to extend Bluegate’s obligations pursuant to the Registration Rights Agreement(see item 23 above), certain adjustment provisions in Bluegate’s convertible note agreements and warrant agreements issued in September 2005 were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 666,667 shares (see item 22 above) and 349,866 shares (see item 20 above) of our common stock at $0.75 per share was reduced to $0.50 per share.

Conversion of note payable for common stock:

(25)   On October 31, 2006, we issued 66,000 shares of common stock for the conversion of a note payable plus accrued interest amounting to $33,000.

Conversion of related party debt for common stock and warrants:

(26)   In November 2006 we issued 422,000 shares of stock, warrants for 422,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 211,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of two individuals totaling $211,000. The warrants vest immediately and expire in November 2011. The excess of the fair value of the stock and warrants issued over the debt converted totaled $831,607 and was recorded as compensation expense.

Issuance of common stock and warrants for extinguishment of debt:

(27)   In November 2006 we issued 240,000 shares of stock, warrants for 240,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 120,000 shares of our common stock at an exercise price of $1.00 per share, for the extinguishment of outstanding debt to a consultant totaling $120,000. The warrants vest immediately and expire in November 2011. The excess of the fair value of the stock and warrants issued over the debt extinguished was $472,952 and was recorded as a loss on debt extinguishment.

During the year ended December 31, 2005, Bluegate:

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

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

•	Issued 656,563 shares of common stock valued at $491,312 for services provided by consultants and an officer of Bluegate. The officer received 100,000 shares valued at $101,000.

•	Granted 100,000 warrants in connection with a $100,000 convertible note.

•	Received cash totaling $4,134 for subscriptions receivable.

•
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

•
In July 2005 the Company granted 10,000 stock options each to four individuals who have agreed to server on an advisory panel of Bluegate. The fair value of the options was $56,616 on the date of the grant. The options have an exercise price of $1.50 per share and expire five years from the date of the grant. The options vest immediately.

•	Issued 150,000 shares of common stock to an investor for conversion of $75,000 of its convertible note payable.

•	Issued two investors an aggregate of 150,000 shares at $.50 per share. Each investor also received warrants to purchase 50,000 shares at $1.00 and warrants to purchase 25,000 shares at $1.25.

•	Issued 258,308 shares of common stock valued at $180,816 in connection with the acquisition of Trilliant Corp. assets.

•	Issued 174,445 shares of common stock valued at $150,845 for services rendered by consultants.

•
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

•	Granted 330,000 stock options to two consultants. The fair value of the options was $276,933. The options have an exercise price of $.50 to $1.50, expire in five years and have various vesting terms.

•
During the 4th quarter of 2005, we sold 530,000 shares of common stock to two related parties for cash consideration of $265,000. Each investor also received warrants to purchase 265,000 shares of commons stock at $1.00 per share and 265,000 shares of common stock at $1.25 per share.

•	During the 4th quarter of 2005, we issued 10,809 shares of common stock valued at $8,647 as payment to a vendor for services rendered.

•	During the 4th quarter of 2005, we issued 50,000 shares of common stock to one investor upon the conversion of the investors’ promissory note.

•	During the 4th quarter of 2005, we issued 90,000 shares of common stock valued at $63,000 as payment to a vendor for services rendered.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

11.	LEASE COMMITMENT

The Company operates from leased office space under an operating lease that expires in November 2013, however, the Company has the option to terminate the lease on May 1, 2011 upon giving appropriate notice. The lease includes provisions for increases to rental payments should certain costs of the landlord increase. Future base annual lease payments due under the lease are as follows:

Year	Payments
2007 through 2012	$105,705
2013	96,896

Rent expense incurred under operating leases for years ended December 31, 2006 and 2005 was $130,275 and $94,085, respectively. During the years ended December 31, 2006 and 2005, the Company received sublease income of $11,090 and $32,360, respectively.

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company engaged in related party transactions as follows:

-
During 2005, the Company entered into a note payable agreement with our President for $25,000. During 2006, the Company entered into a line of credit agreement with each of the two related parties, our CEO and our President, for Bluegate to borrow up to $500,000 each. The notes are due upon demand. As of December 31, 2006, the Company had borrowed $80,264 and $41,910 from our CEO and President, respectively. These notes are described in Note 7.

-	During the years ended December 31, 2006 and 2005, the Company incurred interest expense on related party debt of approximately $34,581 and $8,415, respectively.

-
In November 2006 we issued 222,000 shares of stock, warrants for 222,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 111,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of our CEO Manfred Sternberg totaling $111,000. The warrants vest immediately and expire in November 2011.

-
In November 2006 we issued 200,000 shares of stock, warrants for 200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 100,000 shares of our common stock at an exercise price of $1.00 per share, for conversion of related party debt of our President William Koehler totaling $100,000. The warrants vest immediately and expire in November 2011.

-
During 2006, the Company incurred $40,000 of consulting services from Sperco Associates, Inc. relating to Telecommunications and Information Technology (IT) systems. Effective December 31, 2006 Stephen Sperco, the founder and President of Sperco Associates, Inc., was appointed Bluegate’s Chief Operations Officer.

13.	MAJOR CUSTOMERS AND MAJOR VENDORS

During 2006, five major customers accounted for 43% of our sales. No single customer accounted for more than 13% of sales.

During 2006, five major vendors accounted for 92% of our purchases. No single vendor accounted for more than 26% of purchases.

14.	SUBSEQUENT EVENTS

(1)  In January 2007, we issued 150,000 shares of common stock to an employee for compensation. The common stock had a market value of $142,500 on the date of issuance. We expensed $142,500 in January 2007.

(2)  In January 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant, vests through December 2008 and expires in January 2012. We expensed $4,984 in the quarter ending March 31, 2007 related to this option.

(3)  In January 2007, we issued 300,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $225,000 on the date of issuance. We expensed $225,000 in January 2007.

(4)  In February 2007, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $74,759 on the date of grant, vested immediately and expires in January 2012. We expensed $74,759 in the quarter ending March 31, 2007 related to this option.

(5)  In February 2007, we issued an option to purchase 75,000 shares of our common stock at an exercise price of $0.75 per share to an employee. The option had a market value of $56,069 on the date of grant, vests through January 2008 and expires in February 2012. We expensed $9,345 in the quarter ending March 31, 2007 related to this option.

(6)  In February 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.86 per share to an employee. The option had a market value of $42,862 on the date of grant, vested immediately and expires in February 2012. We expensed $42,862 in the quarter ending March 31, 2007 related to this option.

(7)  In February 2007, we issued 8,126 shares of our common stock valued at $7,275 as payment to a consultant for services rendered.

(8)  In February 2007, we issued 400,000 shares of common stock, warrants for 400,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 200,000 shares of our common stock at an exercise price of $1.00 per share, for $200,000 in connection with a private placement of our securities.

(9)  In February 2007 we issued 90,000 shares of stock, warrants for 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 45,000 shares of our common stock at an exercise price of $1.00 per share, for the extinguishment of outstanding debt to a consultant totaling $45,000. The warrants vest immediately and expire in February 2012. The excess of the fair value of the stock and warrants issued over the debt extinguished was $177,357 and was recorded as consulting expense.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a-14(b) of CEO

32.2	Certification pursuant to Rule 13a-14(b) of CFO
__________________