Form 10QSB
period 2007-03-31
BLUEGATE CORP
filed 2007-04-26
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 13,592,084 common shares outstanding as of April 24, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐   No  ☒

BLUEGATE CORPORATION

__________

PART I.   FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$209,058	$256,121
Accounts receivable, net	448,977	280,353
Inventory	6,297	15,652
Prepaid expenses and other	26,034	33,295
Total current assets	690,366	585,421
Property and equipment, net	93,749	92,033
Intangibles, net	13,953	12,301
Total assets	$798,068	$689,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$210,780	$296,567
Accrued liabilities	117,986	85,626
Note payable to individual	315,000	-
Note payable	12,800	12,800
Notes payable to related parties	150,481	122,174
Bank line of credit payable	44,546	44,590
Deferred revenue	1,054,593	1,189,236
Total current liabilities	1,906,186	1,750,993

Commitments and contingencies

Stockholders’ deficit:
Series A Convertible Non-Redeemable Preferred stock, $.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Series B Convertible Non-Redeemable Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 13,592,084 and 12,130,311 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	13,592	12,130
Additional paid-in capital	21,655,023	19,627,159
Accumulated deficit	(22,776,733)	(20,700,527)
Total stockholders’ deficit	(1,108,118)	(1,061,238)
Total liabilities and stockholders’ deficit	$798,068	$689,755

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	March 31,
	2007	2006
Service revenue	$1,361,067	$935,649
Cost of services	733,512	422,740
Gross profit	627,555	512,909
Selling, general and administrative expenses	867,459	477,899
Compensation expense	1,797,125	788,374
Loss from operations	(2,037,029)	(753,364)
Interest expense	(39,177)	(263,385)
Other income	-	4,213
Net loss	$(2,076,206)	$(1,012,536)

Basic and diluted loss per common share:	$(0.16)	$(0.15)

Weighted average shares outstanding	12,708,063	6,889,515

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	12,130,311	$12,130	$19,627,159	$(20,700,527)	$(1,061,238)
Issuance of common stock and warrants for cash	800,000	800	399,200		400,000
Issuance of common stock for compensation	150,000	150	142,350		142,500
Issuance of common stock for services	421,773	422	329,103		329,525
Common stock options issued for services			1,011,156		1,011,156
Issuance of common stock and warrants accounted for:
- accounts payable	30,000	30	14,970		15,000
- services	60,000	60	131,085		131,145
Net loss				(2,076,206)	(2,076,206)
Balance at March 31, 2007	13,592,084	$13,592	$21,655,023	$(22,776,733)	$(1,108,118)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,076,206)	$(1,012,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	242,316
Depreciation and amortization	13,918	20,151
Common stock issued for services	329,525	16,220
Common stock options issued for services	1,011,156	294,926
Common stock issued for compensation	142,500	-
Common stock and warrants issued for services	131,145	-
Accounts receivable	(168,623)	85,118
Prepaid expenses and other current assets	16,615	(2,741)
Accounts payable and accrued liabilities	(38,426)	(25,311)
Deferred revenue	(134,644)	151,948
Net cash used in operating activities	(773,040)	(229,909)

Cash flows from investing activities:
Proceeds from note receivable	-	32,000
Purchase of property and equipment	(17,287)	(1,457)

Net cash (used in) provided by investing activities	(17,287)	30,543

Cash flows from financing activities:
Change in bank overdraft	-	68,365
Proceeds from related party short term debt	241,753	375,394
Payments on related party short term debt	(213,445)	(111,099)
Net change in bank line of credit	(44)	-
Proceeds from note payable	315,000	-
Common stock and warrants issued for cash	400,000	195,000

Net cash provided by financing activities	743,264	527,660

Net (decrease) increase in cash and cash equivalents	(47,063)	328,294

Cash and cash equivalents at beginning of period	256,121	27,791
Cash and cash equivalents at end of period	$209,058	$356,085

Non Cash Transactions:
Issuance of common stock and warrants for conversion of accounts payable	$15,000	$-
Supplemental information:
Cash paid for interest	7,677	21,069

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2007 and 2006, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 are summarized below:	3/31/2007	12/31/2006

Secured note payable: On March 8, 2007, we borrowed $315,000 and issued a note payable secured by Bluegate’s accounts receivable. The $315,000 note plus $31,500 is due on May 15, 2007. The $31,500 was recorded as interest expense.	$315,000	$-
	$315,000	$-
Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
	$12,800	$12,800
Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with each of two related parties, our CEO Manfred Sternberg and our President William Koehler, for Bluegate to borrow up to $500,000 each. During the three months ended March 31, 2007, we borrowed $241,753 from related parties, with interest rates ranging from 7.35% to 29.99% on their underlying credit cards. During the same period, we made payments of $213,445 on related party notes.

Notes payable to William Koehler due on demand	$51,587	$41,910

Notes payable to Manfred Sternberg due on demand	98,894	80,264
	$150,481	$122,174
Unsecured bank line of credit: The Company has a bank line of credit to borrow up to $50,000. As of March 31, 2007, the Company had an outstanding payable balance of $44,546 and an available balance to borrow of $5,454. The interest rate was 11% as of March 31, 2007.	$44,546	$44,590
	$44,546	$44,590

4.	EQUITY TRANSACTIONS

During the quarter ended March 31, 2007, Bluegate completed the following equity transactions:

Issuance of common stock and warrants for cash:

(1) During the quarter ended March 31, 2007, we issued 800,000 shares of common stock, warrants for 800,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 400,000 shares of our common stock at an exercise price of $1.00 per share, for $400,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in these transactions were $108,576 and $291,424, respectively.

Issuance of common stock for compensation:

(2) In January 2007, we issued 150,000 shares of common stock to an employee for compensation. The common stock had a market value of $142,500 on the date of issuance. We expensed $142,500 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock for services:

(3) In January 2007, we issued 300,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $225,000 on the date of issuance. We expensed $225,000 in the quarter ending March 31, 2007 related to this transaction.

(4) In February and March 2007, we issued 21,773 shares of common stock valued at $19,525 as payment to a consultant and two vendors for services rendered. We expensed $19,525 in the quarter ending March 31, 2007 related to this transaction.

(5) In March 2007, we issued 100,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $85,000 on the date of issuance. We expensed $85,000 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock and warrants for services and accounts payable:

(6) In February 2007, we issued 90,000 shares of our common stock, warrants to purchase 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 45,000 shares of our common stock at an exercise price of $1.00 per share, for prior year accounts payable of $15,000 and current year services of $131,145 to a consultant. The warrants vest immediately and expire in February 2012.

Stock options issued for services:

(7) During the quarter ended March 31, 2007, Bluegate expensed $838,340 related to previously issued stock options that vested during the period.

(8) The following table summarizes stock options issued to employees during the quarter ended March 31, 2007:

Options	Exercise Price	Fair Value	Expiration Date	Vesting Period	2007 Expense
50,000	$0.80	$39,871	1/15/2012	Through 12/08	$4,983
75,000	0.75	56,069	2/2/2012	Through 1/08	9,344
100,000	0.75	74,759	2/5/2012	Immediately	74,759
50,000	0.86	42,862	2/19/2012	Immediately	42,862
50,000	0.82	40,868	3/19/2012	Immediately	40,868
325,000		$254,429			$172,816

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 260%; risk-free interest rates of 5.0%; and option terms as set forth in the options agreements.

5.	SUBSEQUENT EVENT

In April 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant, vests through January 2008 and expires in April 2012. We expensed $3,987 during the month of April 2007 related to this option.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2006.

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

ABOUT US
Bluegate provides the nation's only Medical Grade Network® that allows hospitals and physicians to achieve physician and clinical integration by communicating in a secure private environment, improving patient care. As a leader in the healthcare industry of outsourced IT solutions and remote management services, Bluegate provides hospitals and physicians with a single source solution for all clinical integration and IT needs. Additionally Bluegate provides IT consulting through its professional services division and HIPAA-compliant, turnkey managed security services and interoperability solutions across its network to healthcare and other industries.

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

In order to access and use the NHIN, individual physicians must have the appropriate information technology environment at their offices, and the hospitals where they admit patients. Further, the hospitals credentialed physicians must be on a common HIPAA compliant network. Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge. In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources. Adequate training and technical support is necessary to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

Today, Bluegate’s offering singularly solves a particularly vexing piece of the HIPAA requirement and the “last mile” challenges of a NHIN by connecting the individual physician's practice to this secured network. As a result, Bluegate is positioning itself, through its Medical Grade Network®, to provide HIPAA compliant connectivity to the NHIN linking physician practices, hospitals and insurance companies to a secure network. As a result, Bluegate, has acquired and deployed significant resources towards this national opportunity. Bluegate began its business installing Medical Grade Networks® in Houston, Texas in late 2004 and 2005. We are in active contract negotiations with health care entities in Texas and around the country to design, develop and deploy networks that are based upon the success of those deployed in Houston, Texas.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 12, 2007 (included in our annual report on Form 10-KSB for the year ended December 31, 2006), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2007, and the year ended December 31, 2006, we have been unable to generate cash flows sufficient to support  our operations and have been dependent on debt and equity raised from qualified individual investors.

During the three months ended March 31, 2007 and 2006, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2007	2006

Net loss	$(2,076,206)	$(1,012,536)
Negative cash flow from operations	(773,040)	(229,909)
Negative working capital	(1,215,820)	(1,414,013)
Stockholders' deficit	(1,108,118)	(1,217,435)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our common stock, (2) selling convertible debt and common stock to certain key stockholders and (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debt Securities and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

Our operations are located in Houston, Texas. Our business consists of the sales and marketing of our HIPAA compliant VPN and HIPAA application software and related services and providing IT consulting and HIPAA compliant, turnkey managed security and interoperability solutions across our network to healthcare and other industries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

During the three months ended March 31, 2007 our revenue was $1,361,067 versus $935,649 for the three month period ended March 31, 2006. This represents an increase of $425,418 and is primarily attributable to our acquisition of the assets of Trilliant Corp. and our efforts to market Medical Grade Network®, our core business.

Our cost of services for the three months ended March 31, 2007 was $733,512 compared to $422,740 for the three months ended March 31, 2006. The increase in cost of services of $310,772 is due to higher interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

Our gross profit for the three months ended March 31, 2007 was $627,555 compared to $512,909 for the three months ended March 31, 2006. Our gross profit as a percentage of sales decreased to 46% for the three months ended March 31, 2007 from 55% for the three months ended March 31, 2006 due to higher interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

We incurred selling, general and administrative expenses (SG&A) of $867,459 for the three months ended March 31, 2007 compared to $477,899 for the three months ended March 31, 2006. The increase in SG&A of $389,560 is primarily attributable to the expansion of our sales and marketing efforts.

We incurred compensation expense of $1,797,125 for the three months ended March 31, 2007 compared to $788,374 for the three months ended March 31, 2006. The increase in compensation expense of $1,008,751 is primarily due to the expansion of our sales and marketing efforts and recording stock option expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $2,076,206 for the three months ended March 31, 2007 compared to a net loss of $1,012,536 for the three months ended March 31, 2006. The increase of $1,063,670 is due primarily to the expansion of our sales and marketing efforts and an increase in stock option expenses as a result of our adoption of SFAS No. 123R in 2006.

FORECAST OF GROWTH IN OUR MEDICAL GRADE NETWORK® CUSTOMER BASE

At March 31, 2007, we had approximately 1,075 Medical Grade Network® customers. We are forecasting an increase in the number of Medical Grade Network® customers through 2007.

During 2006 we commenced our national marketing efforts to hospital systems and recently have been successful in securing two initial projects for hospitals outside of Texas. We expect to announce additional successes in the near future and, as a result, we believe that our revenue growth will accelerate in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the three months ended March 31, 2007 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for the health care industry.

As of March 31, 2007, our cash on hand was $209,058; total current assets were $690,366, total current liabilities were $1,906,186 and total stockholders’ deficit was $1,108,118.

We are seeking additional capital to fund expected operating costs. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

If we are unable to raise additional funding, we may have to limit our operations to an extent that we cannot presently determine. The effect of this on our business may include the sale of certain assets, reduction in the scope of current operations or the cessation of business operations.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of certain adjustments required by our auditors, predominantly in the area of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the term and volatility components included in the calculation of the expense pertaining to warrants and options. Appropriate adjustments have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)	Changes in internal control over financial reporting.

During the quarter under report, our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he continues to address tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share to an employee. The option had a market value of $39,871 on the date of grant, vests through January 2008 and expires in April 2012. We expensed $3,987 during the month of April 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Number	Name

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

II-1

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: April 24, 2007	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: April 24, 2007	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer

II-2