Form 10QSB
period 2007-06-30
BLUEGATE CORP
filed 2007-08-01
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 14,288,669 common shares outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No ☒

BLUEGATE CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,378	$256,121
Accounts receivable, net	459,387	280,353
Inventory	-	15,652
Prepaid expenses and other	18,902	33,295
Total current assets	497,667	585,421
Property and equipment, net	89,853	92,033
Intangibles, net	11,561	12,301
Total assets	$599,081	$689,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$403,860	$256,567
Accounts payable to related party	111,525	40,000
Accrued liabilities	136,960	85,626
Notes payable	327,800	12,800
Notes payable to related parties	172,857	122,174
Bank line of credit payable	44,723	44,590
Deferred revenue	669,179	1,189,236
Total current liabilities	1,866,904	1,750,993

Commitments and contingencies

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, 48 and -0- shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2007)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 13,688,669 and 12,130,311 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	13,689	12,130
Additional paid-in capital	23,082,255	19,627,159
Subscription receivable	(500,000)	-
Accumulated deficit	(23,863,767)	(20,700,527)
Total stockholders’ deficit	(1,267,823)	(1,061,238)
Total liabilities and stockholders’ deficit	$599,081	$689,755

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service revenue	$1,807,255	$814,846	$3,168,322	$1,750,495
Cost of services	1,009,975	344,151	1,743,487	766,891
Gross profit	797,280	470,695	1,424,835	983,604
Selling, general and administrative expenses	413,685	393,870	1,281,144	871,769
Compensation expense	1,462,358	1,236,168	3,259,483	2,024,542
Loss from operations	(1,078,763)	(1,159,343)	(3,115,792)	(1,912,707)
Interest expense	(8,337)	(217,863)	(47,514)	(481,248)
Other income	66	3,369	66	7,582
Net loss	(1,087,034)	(1,373,837)	(3,163,240)	(2,386,373)

Deemed dividend on preferred stock	(600,000)	-	(600,000)	-
Net loss attributable to common shareholders	$(1,687,034)	$(1,373,837)	$(3,763,240)	$(2,386,373)

Net loss attributable to common shareholders per common share - basic and diluted	$(0.12)	$(0.17)	$(0.29)	$(0.32)

Basic and diluted weighted average shares outstanding	13,650,035	8,226,115	13,181,331	7,561,039

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	RECEIVABLE	DEFICIT	TOTAL

Balance at December 31, 2006	12,130,311	$12,130	-	$-	$19,627,159	$-	$(20,700,527)	$(1,061,238)
Issuance of common stock and warrants for cash	800,000	800			399,200			400,000
Issuance of common stock for employee compensation	150,000	150			142,350			142,500
Issuance of common stock for outside services	421,773	422			329,103			329,525
Issuance of preferred stock and common stock warrants for cash			48	-	600,000	(500,000)		100,000
Beneficial conversion feature embedded in preferred stock					600,000			600,000
Deemed dividend on preferred stock					(600,000)			(600,000)
Common stock options issued for employee services					1,767,530			1,767,530
Issuance of common stock for delay in filing a registration statement	36,585	37			29,213			29,250
Issuance of common stock and warrants for:								-
- accounts payable	30,000	30			14,970			15,000
- services	120,000	120			172,730			172,850
Net loss							(3,163,240)	(3,163,240)
Balance at June 30, 2007	13,688,669	$13,689	48	$-	$23,082,255	$(500,000)	$(23,863,767)	$(1,267,823)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,163,240)	$(2,386,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	242,316
Depreciation and amortization	32,019	42,959
Common stock and warrants issued for registration rights extension	-	350,743
Common stock issued for services	329,525	84,220
Common stock options issued for services	1,767,530	-
Issuance of common stock for delay in filing a registration statement	29,250	-
Common stock warrants issued for extension of note repayment	-	177,735
Impairment of subscription receivable	-	15,007
Common stock issued for compensation	142,500	-
Common stock and warrants issued for services	172,850	570,927
Changes in operating assets and liabilities:
Accounts receivable	(179,034)	58,865
Prepaid expenses and other current assets	30,045	(3,041)
Accounts payable and accrued liabilities	213,627	(21,029)
Accounts payable to related party	71,525	-
Deferred revenue	(520,055)	(15,959)
Net cash used in operating activities	(1,073,458)	(883,630)

Cash flows from investing activities:
Payment received on note receivable	-	32,000
Purchase of property and equipment	(29,101)	(8,978)

Net cash (used in) provided by investing activities	(29,101)	23,022

Cash flows from financing activities:
Change in bank overdraft	-	35,177
Proceeds from related party short term debt	428,934	730,330
Payments on related party short term debt	(378,250)	(331,611)
Net change in bank line of credit	132	45,507
Proceeds from note payable from individual	315,000	-
Common stock and warrants issued for cash	400,000	375,000
Preferred stock and common stock warrants issued for cash	100,000	-

Net cash provided by financing activities	865,816	854,403

Net (decrease) in cash and cash equivalents	(236,743)	(6,205)

Cash and cash equivalents at beginning of period	256,121	27,791
Cash and cash equivalents at end of period	$19,378	$21,586

Non Cash Transactions:
Deemed dividend from beneficial conversion feature on preferred stock	$600,000	$-
Subscription receivable	500,000	-
Issuance of common stock and warrants for conversion of accounts payable	15,000	-
Conversion of preferred stock for common stock	-	1,419
Supplemental information:
Cash paid for interest	47,514	40,228

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

EMBEDDED CONVERSION FEATURES

Bluegate evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00-19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2007 and 2006, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about Bluegate’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 are summarized below:	6/30/2007	12/31/2006

Secured note payable: On March 8, 2007, we borrowed $315,000 and issued a note payable secured by Bluegate’s accounts receivable. The $315,000 note plus $31,500 was due on May 15, 2007 and the $31,500 was recorded as interest expense for the quarter ending March 31, 2007. On May 15, 2007 we paid the $31,500 and extended the payment of the $315,000 plus an additional $4,025 interest amount until June 30, 2007. The $4,025 was recorded as interest expense for the quarter ending June 30, 2007. On July 2, 2007 the note and accrued interest totaling $319,025 was paid in full.	$315,000	$-

Unsecured notes payable: 10% note payable due upon demand	12,800	12,800
	$327,800	$12,800
Unsecured notes payable to related parties:
During 2006, the Company entered into a line of credit agreement with each of two related parties, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO, for Bluegate to borrow up to $500,000 each. During the six months ended June 30, 2007, we borrowed $428,934 from related parties, with interest rates ranging from 7.35% to 29.99% on their underlying credit cards. During the same period, we made payments of $378,250 on related party notes.

Notes payable to William Koehler due on demand	$51,470	$41,910
Notes payable to Manfred Sternberg due on demand	121,387	80,264
	$172,857	$122,174
Unsecured bank line of credit: The Company has a bank line of credit to borrow up to $50,000. As of June 30, 2007, the Company had an outstanding payable balance of $44,723 and an available balance to borrow of $5,277. The interest rate was 11% as of June 30, 2007. In July 2007, the line of credit balance and accrued interest totaling $44,723 was paid in full.	$44,723	$44,590

4.	EQUITY TRANSACTIONS

During the six months ended June 30, 2007, Bluegate completed the following equity transactions:

PREFERRED STOCK:

In June 2007 Bluegate's board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes.

Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation ("SAI"), a corporation controlled by Stephen Sperco ("Sperco"). We also granted to SAI warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Sperco. We also granted to Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. Mr. Sperco is our CEO and a director.

Based upon the $600,000 investment in Series C preferred stock, we allocated the relative fair value of $100,000 to preferred stock and $500,000 to the warrants.

In accordance with EITF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Bluegate has determined that the Series C shares issued had an aggregate beneficial conversion feature of $600,000 as of the date of issuance. Bluegate recorded this beneficial conversion feature as a deemed dividend upon issuance.

Bluegate analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Bluegate determined the conversion feature met the criteria for classification in equity and did not require derivative treatment under SFAS 133 and EITF 00-19.

The warrants issued in this transaction are subject to a registration rights agreement which requires Bluegate to register the underlying shares by September 28, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares are not registered. As of June 30, 2007 there is no liability related to the registration rights agreements. As of June 30, 2007 if the shares remain unregistered for the remainder of the months applicable to these investments, Bluegate may be required pay total liquidated damages of $189,000 in the form of common stock.

As a result of this transaction, net operating losses accumulated up through the change in control will be limited by Internal Revenue Code Section 382 due to the change in control.

COMMON STOCK:

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

The warrants issued in the transactions recorded in the period from July 1, 2006 through March 31, 2007 are subject to a registration rights agreement which required Bluegate to register the underlying shares by June 30, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares are not registered. As of June 30, 2007 there is no liability related to the registration rights agreements recorded in the period July 1, 2006 through March 31, 2007. As of June 30, 2007 if the shares remain unregistered for the remainder of the months applicable to these investments, Bluegate may be required pay total liquidated damages of $464,655 in the form of common stock.

Issuance of common stock for compensation:

(2) In January 2007, we issued 150,000 shares of common stock to an employee for compensation. The common stock had a market value of $142,500 based on the closing price of the stock on the date of grant. We expensed $142,500 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock for services:

(3) In January 2007, we issued 300,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $225,000 based on the closing price of the stock on the date of grant. We expensed $225,000 in the quarter ending March 31, 2007 related to this transaction.

(4) In February and March 2007, we issued 21,773 shares of common stock valued at $19,525 based on the closing price of the stock on the date of grant as payment to a consultant and two vendors for services rendered. We expensed $19,525 in the quarter ending March 31, 2007 related to this transaction.

(5) In March 2007, we issued 100,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $85,000 based on the closing price of the stock on the date of grant. We expensed $85,000 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock for delay in filing a registration statement:

(6) The warrants issued in the transactions recorded in the period January 1, 2006 through June 30, 2006 are subject to registration rights agreements which required Bluegate to register the underlying shares by November 30, 2006 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares are not registered. In May 2007, we paid liquidated damages of $29,250 ($325,000 investment x 1.5% x 6 months) by issuing 36,585 restricted shares of common stock covering the period from December 1, 2006 through May 31, 2007 as consideration for the delay in filing the registration statement beyond the November 30, 2006 date.

As of June 30, 2007 the liability related to the registration rights agreements covering the period from January 1, 2006 through June 30, 2006 was $4,875 ($325,000 x 1.5% x 1 month) and recorded in these financial statements. As of June 30, 2007 if the shares remain unregistered for the remainder of the months applicable to these investments, Bluegate may be required pay total liquidated damages of $44,250 in the form of common stock.

Issuance of common stock and warrants for services and accounts payable:

(7) In February 2007, we issued 90,000 shares of our common stock, warrants to purchase 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 45,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $146,145 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. $15,000 of common stock and warrants was issued to settle prior year accounts payable and $131,145 was expensed in the current year. The warrants vest immediately and expire in February 2012.

(8) In May 2007, we issued 60,000 shares of our common stock, warrants to purchase 60,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 30,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $41,705 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. The warrants vest immediately and expire in May 2012.

Stock options issued for services:

(9) During the six months ended June 30, 2007, Bluegate expensed $1,505,821 related to previously issued stock options that vested during the period.

(10) The following table summarizes stock options issued to employees during the six months ended June 30, 2007:

	Exercise	Market	Expiration	Vesting	2007
Options	Price	Value	Date	Period	Expense
50,000	$0.80	$35,858	1/15/2012	Through 12/08	$8,964
75,000	0.75	50,426	2/2/2012	Through 1/08	21,010
100,000	0.75	67,234	2/5/2012	Immediately	67,234
50,000	0.86	38,548	2/19/2012	Immediately	38,548
50,000	0.82	36,755	3/19/2012	Immediately	36,755
50,000	0.80	35,858	4/16/2012	Through 1/08	10,758
150,000	0.50	67,234	6/25/2012	Immediately	67,234
25,000	0.50	11,206	6/29/2012	Immediately	11,206
550,000		$343,119			$261,709

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 202%; risk-free interest rates of 5.0%; and the average of the option terms as set forth in the options agreements.

5.	SUBSEQUENT EVENT

In July 2007, we issued 600,000 shares of common stock and warrants for 1,500,000 shares of our common stock at an exercise price of $0.17 per share for $300,000 in connection with a private sale of our securities to two officers of Bluegate, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO and one other investor. The fair value of the warrants was $553,805 on the date of issuance. Because the warrants were granted to related parties and the exercise price on the grant date was below the market price of our stock, we expensed $553,805 in July 2007 related to these transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations  as of June 30, 2007 and for the six months then ended, should be read in conjunction  with the audited financial statements and notes thereto set forth in our annual report on  Form 10-KSB for 2006.

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

During the six months ended June 30, 2007, and the year ended December 31, 2006, we have been unable to generate cash flows sufficient to support  our operations and have been dependent on debt and equity raised from qualified individual investors.

During the six months ended June 30, 2007 and 2006, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2007	2006

Net loss attributable to common shareholders	$(3,763,240)	$(2,386,373)
Negative cash flow from operations	(1,073,458)	(883,630)
Negative working capital	(1,369,237)	(1,705,074)
Stockholders' deficit	(1,267,823)	(1,523,785)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED  JUNE 30, 2006

During the three months ended June 30, 2007, our revenue was $1,807,255  versus $814,846 for the three month period ended June 30, 2006. This  represents an increase of $992,409 and is primarily attributable to our  professional service business and our efforts to market our Medical Grade Network® business.

Our cost of services for the three months ended June 30, 2007 was $1,009,975  compared to $344,151 for the three months ended June 30,2006. The increase  in cost of services of $665,824 is due to the increase in the costs  associated with the increase in our professional service business and  interconnect fees and costs associated with the expansion of our Medical  Grade Network® services.

Our gross margin for the three months ended June 30, 2007 was $797,280  compared to $470,695 for the three months ended June 30, 2006. Our gross  margin as a percentage of sales decreased to 44% for the three months ended  June 30, 2007 from 58% for the three months ended June 30, 2006 due to an  increase in the cost of products and services purchased in the second quarter  of 2007.

We incurred selling, general and administrative expenses (SG&A) of $413,685  for the three months ended June 30, 2007 compared to $393,870 for the three  months ended June 30, 2006. The increase in SG&A of $19,815 was negligible.

We incurred compensation expense of $1,462,358 for the three months ended  June 30, 2007 compared to $1,236,168 for the three months ended June 30, 2006.  The increase in compensation expense of $226,190 is primarily due to the  expansion of our sales and marketing efforts and recording stock option  expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $1,087,034 for the three months ended June 30, 2007  compared to a net loss of $1,373,837 for the three months ended June 30, 2006.  The decrease of $286,803 is primarily attributable to a decrease in interest  expense.

The net loss attributable to common shareholders was $1,687,034 for the three  months ended June 30, 2007 due to a deemed dividend of $600,000 on preferred  shares and common stock warrants issued.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

During the six months ended June 30, 2007 our revenue was $3,168,322 versus $1,750,495 for the six month period ended June 30, 2006. This represents an increase of $1,417,827 and is and is primarily attributable to our  professional service business and our efforts to market our Medical Grade  Network® business.

Our cost of services for the six months ended June 30, 2007 was $1,743,487  compared to $766,891 for the six months ended June 30, 2006. The increase  in cost of services of $976,596 is due to the increase in the costs  associated with the increase in our professional service business and  interconnect fees and costs associated with the expansion of our Medical  Grade Network® services.

Our gross profit for the six months ended June 30, 2007 was $1,424,835 compared to $983,604 for the six months ended June 30, 2006. Our gross profit as a percentage of sales decreased to 45% for the six months ended June 30, 2007 from 56% for the six months ended June 30, 2006 due to an  increase in the cost of products and services purchased in the second quarter  of 2007.

We incurred SG&A of $1,281,144 for the six months ended June 30, 2007 compared  to $871,769 for the six months ended June 30, 2006. The increase in SG&A of $409,375  is primarily attributable to the expansion of our sales and marketing efforts.

We incurred compensation expense of $3,259,483 for the six months ended  June 30, 2007 compared to $2,024,542 for the six months ended June 30, 2006.  The increase in compensation expense of $1,234,941 is primarily due to the  expansion of our sales and marketing efforts and recording stock option  expenses as a result of our adoption of SFAS No. 123R in 2006.

We incurred a net loss of $3,163,240 for the six months ended June 30, 2007  compared to a net loss of $2,386,373 for the six months ended June 30, 2006.   The increase of $776,867 is due to a decrease in interest expense and to the  expansion of our sales and marketing efforts and an increase in stock option  expenses as a result of our adoption of SFAS No. 123R in 2006.

The net loss attributable to common shareholders was $3,763,240 for the six  months ended June 30, 2007 due to a deemed dividend of $600,000 on preferred  shares and common stock warrants issued.

FORECAST OF GROWTH IN OUR MEDICAL GRADE NETWORK® CUSTOMER BASE

At June 30, 2007, we had approximately 1,100 Medical Grade Network® customers.   We are forecasting an increase in the number of Medical Grade Network® customers  through 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the three months ended June 30, 2007 have been funded by the   issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its  monthly operating expenses relating to its core business and has expanded its  efforts in creating a market for the health care industry.

As of June 30, 2007, our cash on hand was $19,378; total current assets were  $497,667, total current liabilities were $1,866,904 and total stockholders’ deficit  was $1,267,823.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

In July 2007, Manfred Sternberg, a Director, gave us $200,000 in cash for the purchase of 400,000 shares of common stock at a purchase price of $0.50 per share and for the purchase of 1,000,000 warrants to purchase common stock at an exercise price of $0.17 per share expiring in July 2012.  We issued these securities in reliance on Section 4(2) of the Securities Act. This transaction did not involve a public offering.  The investors were knowledgeable about our operations and financial condition. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions.

In July 2007, William Koehler, a Director, gave us $50,000 in cash for the purchase of 100,000 shares of common stock at a purchase price of $0.50 per share and for the purchase of 250,000 warrants to purchase common stock at an exercise price of $0.17 per share expiring in July 2012.  We issued these securities in reliance on Section 4(2) of the Securities Act. This transaction did not involve a public offering.  The investors were knowledgeable about our operations and financial condition. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions.

In July 2007, Albert Koehler, the brother of William Koehler, gave us $50,000 in cash for the purchase of 100,000 shares of common stock at a purchase price of $0.50 per share and for the purchase of 250,000 warrants to purchase common stock at an exercise price of $0.17 per share expiring in July 2012.  We issued these securities in reliance on Section 4(2) of the Securities Act. This transaction did not involve a public offering.  The investors were knowledgeable about our operations and financial condition. The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit
Number	Name

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

II-1

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: July 31, 2007	/s/	Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: July 31, 2007	/s/	Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer

II-2