Form 10KSB/A
period 2006-12-31
BLUEGATE CORP
filed 2007-08-24
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
AMENDMENT NUMBER 1

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

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
________________________________

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-KSB/A to its annual report on Form 10-KSB for the year ended December 31, 2006, originally filed March 15, 2007, for the new Exhibits 31.1 and 31.2.

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

August 23, 2007
By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 23, 2007	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

August 23, 2007	By: /s/ Manfred Sternberg
Manfred Sternberg
Director and Chief Strategy Officer

August 23, 2007	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Chief Financial Officer

August 23, 2007	By: /s/ Dale Geary
Dale Geary
Director

August 23, 2007	By: /s/ William Koehler
William Koehler
Director, President and COO

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