Form 10QSB/A
period 2007-03-31
BLUEGATE CORP
filed 2007-08-24
CIK 768216

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-QSB/A to its first quarter report on Form 10-QSB for the period ended March 31, 2007, originally filed April 26, 2007, for the new Exhibits 31.1 and 31.2.

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

II-1

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: August 23, 2007	/s/	Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: August 23, 2007	/s/	Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer

II-2