Form 10QSB/A
period 2007-06-30
BLUEGATE CORP
filed 2007-08-24
CIK 768216

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-QSB/A to its second quarter report on Form 10-QSB for the period ended June 30, 2007, originally filed August 1, 2007 for the new Exhibits 31.1 and 31.2.

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