Form 10QSB
period 2007-09-30
BLUEGATE CORP
filed 2007-11-09
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 14,963,565 common shares outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

BLUEGATE CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS
BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,018	$256,121
Accounts receivable, net	358,802	280,353
Inventory	-	15,652
Prepaid expenses and other	14,133	33,295
Total current assets	402,953	585,421
Property and equipment, net	73,935	92,033
Intangibles, net	9,169	12,301
Total assets	$486,057	$689,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$199,949	$256,567
Accounts payable to related party	127,118	40,000
Accrued liabilities	190,780	85,626
Notes payable	12,800	12,800
Notes payable to related parties	161,836	122,174
Bank line of credit payable	-	44,590
Deferred revenue	473,405	1,189,236
Total current liabilities	1,165,888	1,750,993

Commitments and contingencies

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, 48 and -0- shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2007)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 14,963,565 and 12,130,311 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	14,964	12,130
Additional paid-in capital	24,420,264	19,627,159
Accumulated deficit	(25,115,059)	(20,700,527)
Total stockholders’ deficit	(679,831)	(1,061,238)
Total liabilities and stockholders’ deficit	$486,057	$689,755

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenue	$1,280,525	$944,537	$4,448,847	$2,695,032
Cost of services	717,873	408,596	2,461,360	1,175,487
Gross profit	562,652	535,941	1,987,487	1,519,545
Selling, general and administrative expenses	154,816	309,918	1,435,960	1,186,606
Compensation expense	1,646,903	1,623,425	4,906,386	3,643,048
Loss from operations	(1,239,067)	(1,397,402)	(4,354,859)	(3,310,109)
Interest expense	(11,267)	(262,014)	(58,781)	(743,262)
Other income (expense)	(958)	2,947	(892)	10,529
Net loss	(1,251,292)	(1,656,469)	(4,414,532)	(4,042,842)

Deemed dividend on preferred stock	-	-	(600,000)	-
Net loss attributable to common shareholders	$(1,251,292)	$(1,656,469)	$(5,014,532)	$(4,042,842)
Net loss attributable to common shareholders per common share - basic and diluted	$(0.09)	$(0.18)	$(0.37)	$(0.50)

Basic and diluted weighted average shares outstanding	14,333,705	9,046,291	13,567,314	8,060,017

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	12,130,311	$12,130	-	$-	$19,627,159	$(20,700,527)	$(1,061,238)
Issuance of common stock and warrants for cash	1,400,000	1,400			698,600		700,000
Issuance of common stock for employee compensation	150,000	150			142,350		142,500
Issuance of common stock for outside services	421,773	422			329,103		329,525
Issuance of preferred stock and common stock warrants for cash			48	-	600,000		600,000
Beneficial conversion feature embedded in preferred stock					600,000		600,000
Deemed dividend on preferred stock					(600,000)		(600,000)
Common stock options issued for employee services					2,678,827		2,678,827
Issuance of common stock for delay in filing a registration statement	191,728	192			98,463		98,655
Issuance of common stock and warrants for:
- accounts payable	130,000	130			39,872		40,002
- services	120,000	120			172,730		172,850
Contingent shares issued for Trilliant acquisition accounted for as compensation	419,753	420			33,160		33,580
Net loss						(4,414,532)	(4,414,532)
Balance at September 30, 2007	14,963,565	$14,964	48	$-	$24,420,264	$(25,115,059)	$(679,831)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,414,532)	$(4,042,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	271,800
Depreciation and amortization	50,331	64,726
Common stock and warrants issued for registration rights extension	-	350,743
Common stock issued for outside services	329,525	166,721
Common stock options issued for services	2,678,827	1,394,659
Issuance of common stock for delay in filing a registration statement	98,655	-
Common stock warrants issued for extension of note repayment	-	392,063
Impairment of subscription receivable	-	15,007
Contingent shares issued for Trilliant acquisition accounted for as compensation	33,580	271,662
Common stock issued for employee compensation	142,500	-
Common stock and warrants issued for services	172,850	-
Changes in operating assets and liabilities:
Accounts receivable	(78,449)	85,175
Prepaid expenses and other current assets	34,814	(5,089)
Accounts payable and accrued liabilities	48,539	(164,597)
Accounts payable to related party	127,118	-
Deferred revenue	(715,831)	(59,095)
Net cash used in operating activities	(1,492,073)	(1,259,067)

Cash flows from investing activities:
Payment received on note receivable	-	32,000
Purchase of property and equipment	(29,102)	(28,361)

Net cash provided by (used in) investing activities	(29,102)	3,639

Cash flows from financing activities:
Change in bank overdraft	-	(9,620)
Proceeds from related party short term debt	595,117	885,412
Payments on related party short term debt	(555,455)	(471,047)
Net change in bank line of credit	(44,590)	45,218
Proceeds from note payable from individual	315,000	100,000
Repayment of note payable from individual	(315,000)	-
Common stock and warrants issued for cash	700,000	870,000
Preferred stock and common stock warrants issued for cash	600,000	-

Net cash provided by financing activities	1,295,072	1,419,963

Net increase (decrease) in cash and cash equivalents	(226,103)	164,535

Cash and cash equivalents at beginning of period	256,121	27,791
Cash and cash equivalents at end of period	$30,018	$192,326

Non Cash Transactions:
Deemed dividend from beneficial conversion feature on preferred stock	$600,000	$-
Issuance of common stock and warrants for conversion of accounts payable	40,002	-
Conversion of preferred stock for common stock	-	1,419
Contingent shares issued for Trilliant acquisition accounted for as goodwill	-	29,819
Debt discount from warrants issued with note payable	-	29,484
Supplemental information:
Cash paid for interest	58,781	58,430

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

2.   GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2007 and 2006, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about Bluegate’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.   NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 are summarized below:	9/30/2007	12/31/2006

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
Unsecured notes payable to related parties:
During 2006, the Company entered into a line of credit agreement with each of two related parties, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO, for Bluegate to borrow up to $500,000 each. During the nine months ended September 30, 2007, we borrowed $595,117 from related parties, with interest rates ranging from 7.35% to 29.99% on their underlying credit cards. During the same period, we made payments of $555,455 on related party notes.

Notes payable to William Koehler due on demand	$39,682	$41,910
Notes payable to Manfred Sternberg due on demand	122,154	80,264
	$161,836	$122,174
Unsecured bank line of credit: The Company has a bank line of credit to borrow up to $50,000 and as of September 30, 2007 the interest rate was 11%. In July 2007, the line of credit balance and accrued interest totaling $44,923 was paid in full.	$-	$44,590

4.   EQUITY TRANSACTIONS

During the nine months ended September 30, 2007, Bluegate completed the following equity transactions:

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

In accordance with EITF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Bluegate has determined that the Series C shares issued had an aggregate beneficial conversion feature of $500,000 as of the date of issuance, resulting in a total discount of $600,000. Bluegate recorded this beneficial conversion feature as a deemed dividend upon issuance.

The warrants issued in this transaction were subject to a registration rights agreement which required Bluegate to register the underlying shares by September 28, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. We filed with the Securities and Exchange Commission a Registration Statement which was effective as of August 30, 2007 with respect to these securities. As of September 30, 2007 there is no liability related to the registration rights agreements.

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

(2)    In July 2007, we issued 600,000 shares of common stock and warrants for 1,500,000 shares of our common stock at an exercise price of $0.17 per share for $300,000 in connection with a private sale of our securities to two officers of Bluegate, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO and one other investor. The fair value of the warrants was $553,805 on the date of issuance. Because the warrants were granted to related parties and the exercise price on the grant date was below the market price of our stock, we expensed $553,805 in July 2007 related to these transactions.

(3)    In September 2007, as a result of the preferred stock transaction described above, certain adjustment provisions in Bluegate’s previous convertible note agreements and warrant agreements issued in September 2005 and subsequently, were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.50 per share was reduced to $0.17 per share.

Issuance of common stock for employee compensation:

(4)    In January 2007, we issued 150,000 shares of common stock to an employee for compensation. The common stock had a market value of $142,500 based on the closing price of the stock on the date of grant. We expensed $142,500 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock for outside services:

(5)    In January 2007, we issued 300,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $225,000 based on the closing price of the stock on the date of grant. We expensed $225,000 in the quarter ending March 31, 2007 related to this transaction.

(6)    In February and March 2007, we issued 21,773 shares of common stock valued at $19,525 based on the closing price of the stock on the date of grant as payment to a consultant and two vendors for services rendered. We expensed $19,525 in the quarter ending March 31, 2007 related to this transaction.

(7)    In March 2007, we issued 100,000 shares of common stock to a consultant for services rendered. The common stock had a market value of $85,000 based on the closing price of the stock on the date of grant. We expensed $85,000 in quarter ending March 31, 2007 related to this transaction.

Issuance of common stock for delay in filing a registration statement:

(8)    The warrants issued in the transactions recorded in the period January 1, 2006 through June 30, 2006 were subject to registration rights agreements which required Bluegate to register the underlying shares by November 30, 2006 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. In May 2007, we paid liquidated damages of $29,250 by issuing 36,585 restricted shares of common stock covering the period from December 1, 2006 through May 31, 2007. In August 2007, we paid liquidated damages of $4,875 by issuing 10,031 restricted shares of common stock covering the period from June 1, 2006 through August 31, 2007. The amount of liquidated damages totaling $34,125 was recorded as compensation expense.

(9)    The warrants issued in the transactions recorded in the period from July 1, 2006 through March 31, 2007 were subject to a registration rights agreement which required Bluegate to register the underlying shares by June 30, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. In August 2007, we paid liquidated damages of $64,530 by issuing 145,112 restricted shares of common stock covering the period from July 1, 2006 through August 31, 2007. Among those investors were four affiliates who received the following amounts of stock as liquidated damages: 13,500 shares to SAI Corporation; 6,750 shares to Stephen Sperco; 7,493 shares to Manfred Sternberg; 6,750 shares to William Koehler. The liquidated damages of $64,530 were recorded as compensation expense.

We filed with the Securities and Exchange Commission a Registration Statement which was effective as of August 30, 2007 with respect to these securities. As of September 30, 2007 there is no liability related to the registration rights agreements.

Issuance of common stock and warrants for services and accounts payable:

(10)  In February 2007, we issued 90,000 shares of our common stock, warrants to purchase 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 45,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $146,145 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. $15,000 of common stock and warrants was issued to settle prior year accounts payable and $131,145 was expensed in the current year. The warrants vest immediately and expire in February 2012.

(11)  In May 2007, we issued 60,000 shares of our common stock, warrants to purchase 60,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 30,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $41,705 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. The warrants vest immediately and expire in May 2012.

(12)  In September 2007, we issued 100,000 shares of our common stock to a consultant to settle a prior year accounts payable. The common stock had a market value of $25,002 based on the closing price of the stock on the date of grant.

Contingent shares issued for Trilliant acquisition:

(13)  Effective September 30, 2007, we recorded the issuance of 419,753 shares of common stock valued at $33,580 to Trilliant Corporation in accordance with the asset sale and purchase agreement dated September 15, 2005, pertaining to the acquired business’ revenue after the second year. As a result of this transaction, $33,580 was recorded as an expense.

Stock options issued for services:

(14)  During the nine months ended September 30, 2007, Bluegate expensed $1,824,949 related to previously issued stock options that vested during the period.

(15)  The following table summarizes stock options issued to employees during the nine months ended September 30, 2007:

	Exercise	Fair	Expiration	Vesting	2007
Options	Price	Value	Date	Period	Expense
50,000	$ 0.80	$ 35,858	1/15/2012	Through 12/08	$ 13,446
75,000	0.75	50,426	2/2/2012	Through 1/08	33,616
100,000	0.75	67,234	2/5/2012	Immediately	67,234
50,000	0.86	38,548	2/19/2012	Immediately	38,548
50,000	0.82	36,755	3/19/2012	Immediately	36,755
50,000	0.80	35,858	4/16/2012	Through 1/08	21,516
10,000	0.50	4,482	5/15/2012	Immediately	4,482
150,000	0.50	67,234	6/25/2012	Immediately	67,234
25,000	0.50	11,206	6/29/2012	Immediately	11,206
10,000	0.39	3,496	7/15/2012	Immediately	3,496
10,000	0.19	1,703	9/17/2012	Immediately	1,703
5,000	0.25	837	9/24/2012	Through 12/08	837

585,000		$353,637			$ 300,073

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 202%; risk-free interest rates of 5.0%; and the average of the option terms as set forth in the options agreements.

5.  SUBSEQUENT EVENT

During October 2007, the Company entered into a line of credit agreement with SAI Corporation for Bluegate to borrow up to $150,000 at a 12% annual interest rate. SAI Corporation is a corporation controlled by Stephen Sperco our CEO. On October 12, 2007 Bluegate borrowed $75,000 from SAI Corporation for working capital purposes.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2006.

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

ABOUT US
Bluegate provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT and telecommunications consulting through its professional services organization.

CONSULTING PRACTICE
Healthcare institutions have very unique requirements not found in a typical commercial environment.  Our Healthcare consulting practice works with medical facilities and systems on evaluation, procurement and implementation of healthcare related voice, data, video, infrastructure and applications for the healthcare environment with a particular emphasis on the deployment of Electronic Medical Record applications. Our IT/Telecommunications consulting practice works in various industry verticals providing evaluation, procurement and implementation of IT/Telecommunications solutions for our clients.  Our Applications consulting practice provides specific applications development, enhancement, coding and integration work for various industry verticals.

OUTSOURCING
Our outsourcing offering includes help desk support and break-fix operations as well as acquisition and special financing of equipment and services.  It also can include provisions for technology refresh, change management, and level of service agreements.  Our target market for such services consists of private-practice physicians whose office staffs typically lack the in-house technical expertise to support mission-critical computer systems and associated hardware.  In many cases, these private-practice physicians are affiliated with our larger medical facility clients, creating a logical foundation for Bluegate to establish and maintain long-term business relationships.

SYSTEMS INTEGRATION AND MANAGED SECURITY SOLUTIONS
Our systems integration and managed security group enables secure, HIPAA-compliant data communication between hospitals, medical facilities and physician practices from all locations via the services of our Bluegate Medical Grade Network® - ultimately enhancing patient care. We also provide affordable access to compatible medical-focused content and applications over a secure IT infrastructure to improve practice efficiency and service. We extend IT Best Practices to the edge of the healthcare network ensuring every access point for the physician and healthcare location is as secure as the hospital itself.

MARKET OPPORTUNITY IN HEALTHCARE
Electronic data communication networks have vast potential for enhancing the quality of patient care, mitigating the soaring costs of healthcare, and protecting patient privacy.  To harness this potential, the current administration, Congress, and administrative agencies are advocating that all physicians get connected to the NHIN, the proposed national health information system.  A NHIN is expected to enable physicians to write electronic prescriptions (eRx) and securely share patient electronic health records (EHR), including medical images, with other healthcare providers at hospitals, clinics, and individual physician offices.

In order to access and use the NHIN, individual physicians must have the appropriate IT environment at their offices, and the hospitals where they admit patients.  Further, the hospitals credentialed physicians must be on a common HIPAA compliant network.  Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge.  In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources.  Adequate training and technical support is necessary to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

The Administrative Simplification provisions of Title II of HIPAA require the United States Department of Health and Human Services to establish national standards for electronic healthcare transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data.  Adopting these standards will improve the efficiency and effectiveness of the nation's healthcare system by encouraging the widespread use of electronic data interchange in healthcare.  As the result of increasing pressure for healthcare providers to adopt electronic health records and the favorable healthcare IT environment created by the Stark Law exceptions there is rapidly increasing demand for Bluegate’s networks, technologies, remote management, and professional IT services.

BLUEGATE STRATEGY
Healthcare
Our current short term strategies are to: (1) increase our market penetration and dominance of the Houston hospital, centralized healthcare, and physician markets; (2) increase our market penetration of the Chicago hospital, centralized healthcare, and physician markets; (3) commence deployment of services in other Texas cities; and, (4) commence deployment of services in other cities in the U.S.  Our long term strategy is fivefold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2)  sell our services to the physicians that join our  Medical Grade Network®, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to medical institutions,  healthcare facilities, regional health information organizations (RHIOs), and centralized healthcare organizations (HCOs) for all their IT needs; (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefits, and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices; and (5) become the premier “boutique” consulting practice supporting the deployment of Electronic Medical Record systems and services.

Professional Services
In addition to the Professional Services initiatives in Healthcare, Bluegate intends to continue to grow in the following three areas through its Trilliant Technology Group organization:  (1) Further establish its reputation as one of the top Telecommunications consulting organizations in the U.S.; (2) expand its IT Infrastructure consulting base; and (3) increase the scope and depth of its Applications Development practice.

COMPETITION
We are not aware of any completely direct competitors at this time. However, competition may include vendors of HIPAA software and Internet Protocol ("IP") networks whose security may or may not comply with the terms of the HIPAA confidentiality compliance requirements.

The IT services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and rapidly changing applications and technology.  Other competitors may be:
-	Access and content providers, such as AOL, Microsoft, EarthLink and Time Warner;
-	Professional Service organizations, such as IBM, CSC, Perot Systems, and EDS;
-	Regional, national and international telecommunications companies, such as AT&T, Verizon, Qwest, and Sprint;
-	On-line services offered by incumbent cable providers such as Comcast and Cox;
-	DSL providers such as the RBOC’s and CLEC’s.

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

During the nine months ended September 30, 2007, and the year ended December 31, 2006, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the nine months ended September 30, 2007 and 2006, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2007	2006

Net loss attributable to common shareholders	$(5,014,532)	$(4,042,842)
Negative cash flow from operations	(1,492,073)	(1,259,067)
Negative working capital	(762,935)	(1,442,454)
Stockholders' deficit	(679,831)	(1,233,730)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) selling convertible debt and common stock to certain key stockholders and (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

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

Our operations are located in Houston, Texas. Bluegate provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT and telecommunications consulting through its professional services organization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

During the three months ended September 30, 2007, our revenue was $1,280,525 versus $944,537 for the three month period ended September 30, 2006. This represents an increase of $335,988 and is primarily attributable to our professional service business and our efforts to market our Medical Grade Network® business.

Our cost of services for the three months ended September 30, 2007 was $717,873 compared to $408,596 for the three months ended September 30, 2006. The increases in cost of services of $309,277 is due to the increase in the costs associated with the increase in our professional service business and interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

Our gross profit for the three months ended September 30, 2007 was $562,652 compared to $535,941 for the three months ended September 30, 2006. Our gross profit as a percentage of sales decreased to 44% for the three months ended September 30, 2007 from 57% for the three months ended September 30, 2006 due to an increase in the cost of products and services purchased in the third quarter of 2007.

We incurred selling, general and administrative expenses (SG&A) of $154,816 for the three months ended September 30, 2007 compared to $309,918 for the three months ended September 30, 2006. The decrease in SG&A of $155,102 was due primarily as a result of implementing our cost reduction measures during the third quarter of 2007.

We incurred compensation expense of $1,646,903 for the three months ended September 30, 2007 compared to $1,623,425 for the three months ended September 30, 2006. The increase in compensation expense of $23,478 is primarily due to recording the fair value of warrants granted where the market price of our stock was greater than the exercise price partially offset by the effects of a reduction in options granted to employees.

We incurred a net loss of $1,251,292 for the three months ended September 30, 2007 compared to a net loss of $1,656,469 for the three months ended September 30, 2006. The decrease of $405,177 is attributable to a reduction in interest expense and implementation of our cost reduction measures during the third quarter of 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

During the nine months ended September 30, 2007 our revenue was $4,448,847 versus $2,695,032 for the nine month period ended September 30, 2006. This represents an increase of $1,753,815 and is primarily attributable to our professional service business and our efforts to market our Medical Grade Network® business.

Our cost of services for the nine months ended September 30, 2007 was $2,461,360 compared to $1,175,487 for the nine months ended September 30, 2006. The increases in cost of services of $1,285,873 is due to the increase in the costs associated with the increase in our professional service business and interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

Our gross profit for the nine months ended September 30, 2007 was $1,987,487 compared to $1,519,545 for the nine months ended September 30, 2006. Our gross profit as a percentage of sales decreased to 45% for the nine months ended September 30, 2007 from 56% for the nine months ended September 30, 2006 due to an increase in the cost of products and services purchased during the nine months ending September 30, 2007.

We incurred SG&A of $1,435,960 for the nine months ended September 30, 2007 compared to $1,186,606 for the nine months ended September 30, 2006. The increase in SG&A of $249,354 was due primarily to the expansion of our sales and marketing efforts partially offset by the implementation of our cost reduction measures during the third quarter of 2007.

We incurred compensation expense of $4,906,386 for the nine months ended September 30, 2007 compared to $3,643,048 for the nine months ended September 30, 2006. The increase in compensation expense of $1,263,338 is primarily due to recording the fair value of warrants granted where the market price of our stock was greater than the exercise price, as well as additional personnel costs associated with the expansion of our Medical Grade Network® and professional services.

We incurred a net loss of $4,414,532 for the nine months ended September 30, 2007 compared to a net loss of $4,042,842 for the nine months ended September 30, 2006. The increase of $371,690 is due to the expansion of our sales and marketing efforts, an increase in stock option expenses and partially offset by the decrease in interest expense and the implementation our cost reduction measures during the third quarter of 2007.

The net loss attributable to common shareholders was $5,014,532 for the nine months ended September 30, 2007 due to a deemed dividend of $600,000 on preferred shares and common stock warrants issued during the second quarter of 2007.

FORECAST FOR OUR CUSTOMER BASE
The increased reliance on IT and Telecommunications to manage costs and deploy enhanced business solutions has created an ideal business environment for Bluegate in 2007 and beyond.  This trend is particularly evident in Healthcare where the roll-out of Electronic Medical Records and cost control initiatives are National priorities.

Medical Grade Network®
During 2006 we commenced our national marketing efforts to hospital systems and were successful in securing two initial projects for hospitals outside of Texas. We expect additional successes in the near future and, as a result, we believe that our revenue growth will increase in 2008.

At September 30, 2007, we had approximately 1,100 Medical Grade Network® customers which we forecast will remain constant through the remainder of 2007. In October 2007, one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs. Through a joint effort with that healthcare system, we are in the process of contacting those physicians and offering uninterrupted service for their practices. We anticipate the effects of this effort will not be known until the first quarter of 2008.

Professional Services
Our Professional Services organization has been growing in both Healthcare and other industry verticals.  We have put particular focus on the delivery of Implementation Project Management service.

LIQUIDITY AND CAPITAL RESOURCES
Operations for the nine months ended September 30, 2007 have been funded by the issuance of preferred and common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of September 30, 2007, our cash on hand was $30,018; total current assets were $402,953, total current liabilities were $1,165,888 and total stockholders’ deficit was $679,831. Until the company achieves a net positive cash flow from operations, three of the company’s executive officers have agreed not to cash their payroll or expense reimbursement checks issued to them since July 1, 2007. As of September 30, 2007 approximately $117,000 of payroll and expense reimbursement checks have not been cashed and is included under the caption accrued liabilities totaling $190,780 on the balance sheet.

We intend to use debt to cover the anticipated negative cash flow during the Fourth Quarter of 2007.  By March 2008 we project to be operating in a positive cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

Our ability to achieve profitability will depend upon our ability to execute and deliver high quality, reliable connectivity services, expand participation in our Medical Grade Network® and grow our Professional Service organization.

Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing.  There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our future capital requirements will depend upon many factors, including the following:
-	The cost of operating delivering the Medical Grade Network® services
-	The cost of sales and marketing
-	The rate at which we expand our operations
-	Attractive acquisition opportunities
-	The response of competitors
-	Capital expenditures

ITEM  3.  CONTROLS AND PROCEDURES

a)    Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of certain adjustments required by our auditors in the area of equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to recording stock-based compensation expense. Appropriate adjustments have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

NONE.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1) During the third quarter of 2006, we issued an option to purchase 10,000 shares of our common stock at an exercise price of $0.39 per share to an employee. The option had a market value of $3,496 on the date of grant, vested immediately and expires in July 2012. We expensed $3,496 during the quarter ended September 30, 2006 related to this option.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(2) During the third quarter of 2006, we issued an option to purchase 5,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $837 on the date of grant, vests through December 2008 and expires in September 2012. We expensed $837 during the quarter ended September 30, 2006 related to this option.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(3) Warrants to purchase shares of our common stock issued in certain transactions recorded in the period from January 1, 2006 through March 31, 2007 were subject to a registration rights agreement which required Bluegate to register the underlying shares by certain dates or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. During the third quarter of 2006, we paid liquidated damages of $69,405 by issuing 155,143 restricted shares of common stock covering the period from June 1, 2006 through August 31, 2007. Among those investors were four affiliates who received the following amounts of stock as liquidated damages: 13,500 shares to SAI Corporation; 6,750 shares to Stephen Sperco; 7,493 shares to Manfred Sternberg; 6,750 shares to William Koehler. The liquidated damages of $69,405 were recorded as compensation expense. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions  on thetransferability and the sale of the securities.

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

II-1

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Bluegate Corporation

Date: November 6, 2007	/s/	Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: November 6, 2007	/s/	Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer and
Principal Accounting Officer

II-2