Form 10KSB
period 2007-12-31
BLUEGATE CORP
filed 2008-03-07
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2007.

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from --- to ---

Commission file number: 000-22711

BLUEGATE CORPORATION
(Name of small business issuer in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 600, Houston,Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
Issuer's telephone number

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Name of exchange on which registered:
None.	None.

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  x      o No

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  o Yes    x  No

Registrant's revenues for its most recent fiscal year: $5,835,075.

     The aggregate market value of the common stock held by non-affiliates of the registrant on February 28, 2008 based on the last price (which was $0.11 per share) was $1,157,427.  On February 28, 2008 the closing bid price of our common stock on the OTCBB was $0.11 per share.

     On February 28, 2008, the registrant had outstanding 24,783,565 shares of Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format:     Yes o   No x

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

In this Form 10-KSB, we refer to ourselves as "Bluegate", "We", "Us", “the Company”, and "Our."

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

Our functional currency is the U.S. dollar.  Our independent auditors issued a going concern qualification in their report dated March 5, 2008, which raises substantial doubt about our ability to continue as a going concern.

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

In 2004, to accelerate our movement into the electronic health record business, we sold our Internet Service Provider ("ISP") customer base effective June 21, 2004 to concentrate on our health care IT solutions model and its Medical Grade Network®.

In 2004, we contracted with the largest healthcare system in Texas to provide physicians with Internet bandwidth and managed security services using our Medical Grade Network®.

In March 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of TEKMedia Communications, Inc., a company that provided traditional IT consulting services, in exchange for 132,000 shares of the Company’s common stock valued at $116,160.

In September 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena. The acquisition strengthened Bluegate as a competitor in the technology management industry. The purchase price consisted of $161,033 cash and 258,308 shares of Bluegate's common stock valued at $180,816. The asset sale and purchase agreement provided for additional consideration up to 827,160 common shares depending on the acquired business’ revenue through September 2007 and royalty payments based on sales through September 2007 of certain software acquired. In accordance with the asset sale and purchase agreement, 407,407 shares of Bluegate’s common stock valued at $301,481 was issued in 2006 as additional consideration based upon the acquired business’ revenue calculation after the first year and 419,753 shares of Bluegate’s common stock valued at $33,580 was issued in 2007 as additional consideration based upon the acquired business’ revenue calculation after the second year.

Effective June 28, 2007, we sold 8 shares of Series C Preferred Stock for $100,000 in cash to SAI Corporation, a corporation controlled by Stephen Sperco who is our CEO and a Director. We also granted to SAI Corporation warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012.  On the same day we sold 40 shares of Series C Preferred Stock for $500,000 in cash to Stephen Sperco.  We also granted to Mr. Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012.  Each share of Preferred Stock is convertible into 25,000 shares of common stock. Each share of Preferred Stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of Preferred Stock.  The 48 shares of Preferred Stock will have an aggregate of 18 million votes.  The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us.

As a result of his purchase of Series C Preferred Stock described above, and his previously acquired stock and warrants, and most recent conversion of certain debt to equity and additional warrants received in 2008, Mr. Sperco beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred stock, and 62% when taking into account the super voting power of the Preferred Stock. One of the conditions of Mr. Sperco’s purchase of the Preferred Stock was that both he and Dale Geary be appointed as Directors.  Continuing as Directors are Manfred Sternberg, and William Koehler.  We have increased the size of our Board of Directors to consist of five Directors, one of which positions is now vacant.

OUR BUSINESS
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

OUR BUSINESS - CUSTOMERS AND VENDORS

Major Customers.  During 2007, our top five customers accounted for 37% of our service revenue and no single customer accounted for more than 13% of service revenue.

Major Vendors. During 2007, our top five vendors accounted for 66% of our purchases and no single vendor accounted for more than 18% of purchases.

EMPLOYEES

We currently have 37 employees of whom 34 are full time employees.

AVAILABLE INFORMATION ABOUT US

Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549, tel. 1-800-SEC-0330, or through SEC's e-mail address: publicinfo@sec.gov.  In most cases, this information is also available on the SEC's Web site: www.sec.gov. Our web site is www.bluegate.com.

ITEM 2.     DESCRIPTION OF PROPERTY.

We lease approximately 7,290 square feet of office space located at 701 North Post Oak Road, Suite 600, Houston, Texas 77024, for a monthly lease payment of approximately $9,000.  The lease expires in November 2013. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed. During a few months of 2006 we subleased a portion of this space to another company.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders for a vote in 2007.

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

COMMON STOCK PRICE RANGE

YEAR AND QUARTER	HIGH	LOW

2006:

First Quarter	$ 0.85	$ 0.40
Second Quarter	0.70	0.45
Third Quarter	0.90	0.60
Fourth Quarter	1.10	0.70

2007:

First Quarter	$ 1.05	$ 0.70
Second Quarter	0.92	0.40
Third Quarter	0.55	0.08
Fourth Quarter	0.24	0.06

COMMON STOCK.

On February 28, 2008, we had outstanding 24,783,565 shares of Common Stock, $0.001 par value per share.

On February 28, 2008, the closing bid price of our stock was $0.11 per share.

On February 28, 2008 we had approximately 496 shareholders of record.

One of our record stockholders is a nominee located offshore with record ownership (not beneficial ownership) of approximately 5% of our shares of common stock.  Our transfer agent is American Stock Transfer and Trust Company.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future.  Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES

(1)           During the fourth quarter ended December 31, 2007, we issued 200,000 shares of our common stock valued at $26,000 as payment to four consultants for services rendered. We expensed $26,000 in 2007 related to this transaction. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(2)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 10,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $1,208 on the date of grant, vests through October 2009 and expires in November 2012. We expensed $100 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(3)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 37,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $4,125 on the date of grant, vested immediately and expires in December 2012. We expensed $4,125 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(4)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to an employee. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(5)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to an employee. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(6)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to an employee. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(7)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to an employee. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(8)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to an employee. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(9)           During the fourth quarter ended December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to a director. The option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

(10)           On February 28, 2008, we issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0333334 per share to SAI Corporation, a corporation controlled by our CEO and director. The warrant had a fair value of $109,028 on the date of issuance and expires in February 2013. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $109,028 in February 2008 related to this transaction. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans approved by security holders	11,094,864	$0.42	1,938,979	(1)
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

REVENUE RECOGNITION.  Revenue, which includes licensing revenue, is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2007, total deferred service revenue was $153,579.

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

GOING CONCERN.
We remain dependent on outside sources of funding for continuation of our operations.  Our independent auditors issued a going concern qualification in their report dated March 5, 2008, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2007 and 2006, we have been unable to generate cash flows sufficient to support our operations and has been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2007	2006
Net loss attributable to common shareholders	$(5,726,080)	$(9,191,559)
Negative cash flow from operations	(1,923,684)	(1,039,364)
Negative working capital	(1,134,965)	(1,165,572)
Stockholders’ deficit	(1,064,665)	(1,061,238)

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

During the year ended December 31, 2007, our service revenue was $5,835,075 compared to $3,707,908 for the year ended December 31, 2006.  This represents an increase of $2,127,167 and is primarily attributable to our professional service business and our efforts to market our Medical Grade Network® business.

Our cost of services for the year ended December 31, 2007 was $3,140,590 compared to $1,742,420 for the year ended December 31, 2006.  The increases in cost of services of $1,398,170 is due to the increase in the costs associated with the increase in our professional service business and interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

Our gross profit for the year ended December 31, 2007 was $2,694,485 compared to $1,965,488 for the year ended December 31, 2006.  Our gross profit as a percentage of sales decreased to 46% in 2007 from 53% in 2006 due to an increase in the cost of products and services incurred during 2007.

We incurred selling, general and administrative (SG&A) expenses of $1,765,175 for the year ended December 31, 2007 compared to $1,762,379 for the year December 31, 2006.  The increase in SG&A of $2,796 was due primarily to the expansion of our sales and marketing efforts partially offset by the implementation of our cost reduction measures beginning in the third quarter of 2007.

We incurred a decrease in compensation expense of $2,074,628 from $8,050,860 in 2006 to $5,976,232 in 2007. The decrease was due primarily to the implementation of our cost reduction measures beginning in the third quarter of 2007.

For the year ended December 31, 2007 there was no goodwill impairment or loss on debt extinguishment compared to a goodwill impairment of $113,021 and loss on debt extinguishment of $472,952 in 2006.

Interest expense decreased $697,250 in 2007 from $771,916 in 2006 to $74,666 in 2007 as a result of issuing common stock warrants for the extension of repayments of the convertible notes payable in 2006.

We incurred a net loss of $5,126,080 for the year ended December 31, 2007 compared to a net loss of $9,191,559 for the year ended December 31, 2006, or an overall decrease of $4,065,479. The decrease is primarily attributable to the following:

(1)           The increases in cost of services of $1,398,170 is due to the increase in the costs associated with the increase in our professional service business and interconnect fees and costs associated with the expansion of our Medical Grade Network® services.

(2)           The increase in SG&A of $2,796 is was due primarily to the expansion of our sales and marketing efforts partially offset by the implementation of our cost reduction measures beginning in the third quarter of 2007.

(3)           We incurred a decrease in compensation expense of $2,074,628 due primarily to the implementation of our cost reduction measures beginning in the third quarter of 2007.

(4)           For the year ended December 31, 2007 there were no goodwill impairment or loss on debt extinguishment compared to a goodwill impairment of $113,021 and loss on debt extinguishment of $472,952 in 2006.

(5)           Interest expense decreased $697,250 in 2007 from $771,916 in 2006 to $74,666 in 2007 as a result of issuing common stock warrants for the extension of repayments of the convertible notes payable in 2006.

(6)           The net loss attributable to common shareholders was $5,726,080 for the year ended December 31, 2007 due to a deemed dividend of $600,000 on preferred shares and common stock warrants issued during the second quarter of 2007.

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

At December 31, 2007, we had approximately 1,100 Medical Grade Network® customers which we forecast will decrease through 2008. In October 2007, one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs. Through a joint effort with that healthcare system, we are in the process of contacting those physicians and offering uninterrupted service for their practices. We anticipate the effects of this effort will not be finalized until the second quarter of 2008.

Professional Services
Our Professional Services organization has been growing in both Healthcare and other industry verticals.  We have put particular focus on the delivery of Implementation Project Management service.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended December 31, 2007 have been funded by the issuance of preferred and common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of December 31, 2007, our cash on hand was $43,703; total current assets were $467,643, total current liabilities were $1,602,608 and total stockholders’ deficit was $1,064,665. Until the company achieves a net positive cash flow from operations, three of the company’s executive officers agreed not to cash their payroll or expense reimbursement checks issued to them since July 1, 2007. As of December 31, 2007 approximately $313,000 of payroll and expense reimbursement checks have not been cashed and is included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet. Effective January 1, 2008 the three executives reduced their annual base salaries to $100,000 each and February 1, 2008, the three executives converted a combined total of $300,000 of their related debt into equity.

We intend to use debt to cover the anticipated negative cash flow into the second quarter of 2008, at which time we project to be operating in a positive cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

ITEM 8.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                      CONTROLS AND PROCEDURES.

(a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to Bluegate Corporation is made known to the officers who certify Bluegate’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, Bluegate’s principal executive and principal financial officers have concluded that Bluegate’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934) were effective as of December 31, 2007 to ensure that information required to be disclosed by Bluegate in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

Bluegate’s management is responsible for establishing and maintaining adequate control over financial reporting for Bluegate, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Bluegate’s management, including our principal executive and principal financial officers, Bluegate conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)           Changes in Internal Control Over Financial Reporting.

There was no change in Bluegate's internal control over financial reporting that has materialy affected, or is reasonably likely to materialy affect, Bluegate's control over financial reporting.

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

ITEM 8B.    OTHER INFORMATION.

     None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2007, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Stephen Sperco	54	Director and Chief Executive Officer

Manfred Sternberg	48	Director and Chief Strategy Officer

William Koehler	42	Director and President

Charles Leibold	58	Chief Financial Officer

Dale Geary (a)	50	Director

(a)           Mr. Geary serves on our compensation committee.

Stephen Sperco was appointed the Company’s Chief Operating Officer on December 31, 2006 and then was appointed Chief Executive Officer on April 2, 2007. Mr. Sperco is the founder and President of Sperco Associates, Inc. and Sperco Technology Group, L.L.C. Sperco Associates was founded in 1986 and is headquartered in Chicago, Illinois. Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology (IT) systems. The organizations provide independent, third party consulting, planning, and facilities management services. The consulting personnel provide services in the area of Telecommunications to support the voice, data, and image requirements of clients. Support in the area of IT systems is provided for the Desktop Computing, Local Area Network (LAN), and Wide Area Network (WAN) requirements of clients. The organizations also provide Management Support, Staff Augmentation, Quality Assurance, and operational functions related to Facilities Management and Outsourcing engagements. The firm has conducted consulting engagements in North America, the United Kingdom, and Europe. The industry focus of Sperco Associates has been in the Private Sector with Financial Services, Insurance, Health Care, and Fortune 1000 organizations. The focus of Sperco Technology Group has been in the Public Sector with Education and Health Care organizations. For IT Infrastructure, Telecommunications, and IT Physical Infrastructure the firms have developed significant expertise in Strategic Planning, Optimization, Design, Procurement, Contract Negotiations, Quality Assurance, and Implementation Project Management. In the areas of Facilities Management and Outsourcing, the firms have developed significant expertise in Organization Management and Planning, Project Management, Strategic Planning, Contract Negotiations, and the management of day-to-day department operations. The firms have extensive experience in the specialty areas of Financial Trading Floors, Call Center Applications, Structured Wiring Systems, Voice Recording/Logging Applications, Interactive Voice Response (IVR) applications, IP Telephony, and Network Optimization. Mr. Sperco is responsible for both the executive management of the consulting firms and the direction of consulting engagements. Mr. Sperco has been a consultant since 1975 and in this capacity has extensive experience with the planning and management of complex engagements. Before founding Sperco Associates, Inc., Mr. Sperco was a principal and Regional Vice President for Marketing and Systems Development Corporation. Marketing and Systems Development Corporation was a telecommunications consulting firm that was subsequently purchased by EDS. Mr. Sperco was with Marketing and Systems Development Corporation for ten years. Mr. Sperco earned a Bachelor of Arts degree in Economics from Middlebury College, Middlebury, Vermont in 1975.

Manfred Sternberg has been our Chief Executive Officer and a Director since 2001. Mr. Sternberg shifted from Chief Executive Officer to Chief Strategy Officer on April 2, 2007. Prior to 2001, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas including our predecessor.  He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas and Louisiana and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization.

William Koehler has been a Director since May, 2003.  Mr. Koehler was appointed President and Chief Operating Officer in September 2005 after Bluegate acquired substantially all of the assets of Trilliant Corporation, of which Mr. Koehler was a founder and served as President/CEO from 2000 until September 2005.  From 1992 until 2000, Mr. Koehler was the Vice President of Business Development of an Electrical Engineering firm that specialized in the assessment, design and project implementation of technology efforts for their clients.  Mr. Koehler has a BBA from Texas A&M in Business Analysis, with a specialization in Production Operation Management.  Mr. Koehler has spent the last 15 years of his career working in the IT and Professional Services industry and has a broad range of skills.  His experience ranges from the design and management of the implementation of multination voice and data networks to the needs assessment and the development of a Global technology strategy for large multinational corporations.  The customers that Mr. Koehler has worked with include Pennzoil, American General Insurance, Texaco, British Petroleum, Brown and Root and many others.  At the same time he has worked with dozens of school districts by assisting in the development of more cost effective and robust systems in an attempt to help these districts move technology into the classrooms and help children learn.  Mr. Koehler has spoken at many state and local events about technology and continues to look for opportunities to continue this effort.

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

Dale Geary was appointed as a Director in June 2007.  Mr. Geary is a Managing Director of SAI Corporation (“SAIC”) which is a control person of Bluegate Corporation.  He has been with SAIC since its inception in 1996.  SAIC is involved in both the investment in, and providing resources to Telecommunications and Information Technology organizations.  At SAIC, Mr. Geary is responsible for client engagements and business development.  Mr. Geary earned a Bachelor of Science degree in Computer Science and Business Administration in 1982 from Northern Illinois University in DeKalb, Illinois.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by notifying the Chairman of the Board, Manfred Sternberg, in writing that is mailed to us.

In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. There are no current members of the audit committee and our Board of Directors serves as the audit committee. We are currently pursuing the recruitment of an independent director who is also a financial expert to be the audit committee.

Members of the Board of Directors acting in the capacity of the Audit Committee reviewed and discussed the matters required by SAS 61 and our audited financial statements for the year ending December 31, 2007 with our management and our independent auditors.  The Audit Committee received the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1 and the Audit Committee discussed with the independent accountant the independent accountant's independence.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member.

BOARD OF DIRECTORS

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have four members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. One board position is vacant. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

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

Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth certain information as to our highest paid officers and directors for our fiscal years ended December 31, 2007 and 2006. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Total ($)

Manfred Sternberg,	2007		171,679		142,500	15,240			18,000	347,419
Chief Strategy Officer	2006		178,836			1,902,985			12,448	2,094,269

William Koehler,	2007	(1)	150,354			15,240			15,000	180,594
President	2006	(1)	156,479			649,585			11,000	817,064

Stephen Sperco,	2007	(2)	150,392	100,000		15,240			9,000	274,632
CEO	2006	(2)	-	-		568,165				568,165

Charles Leibold,	2007	(3)	138,502	-		15,240			9,000	162,742
CFO	2006	(3)	122,407	20,000		109,585			5,250	257,242

Larry Walker,	2007		119,979			15,240				135,219
President of Trilliant Technology Group, Inc. (100% owned subsidiary)	2006		120,755			233,483				354,238

Richard Yee,	2007	(4)	138,502			-			9,000	147,502
Senior VP of Operations	2006	(4)	122,216			166,116			8,250	296,582

(1)	Mr. Koehler commenced working for the Company in September 2005.
(2)	Mr. Sperco commenced working for the Company on December 31, 2006 and was appointed CEO in June 2007.
(3)	Mr. Leibold commenced working for the Company in January 2006.
(4)	Mr. Yee worked for the Company from February 2006 to January 2008.
(5)
The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan. The assumption used in calculating these amounts, as well as a description of our stock option plan, are set forth in Note 9 to our Financial Statements for the year ended December 31, 2007, which is located on pages F-17 through F-25 of our Annual Report on Form 10-KSB. Compensation cost is generally recognized over the vesting period of the award.

(6)	The amounts in this column reflect the travel allowance given to Executive Officers as part of their compensation plan.

EMPLOYMENT AGREEMENTS

In February 2005 we entered into an employment agreement with Manfred Sternberg (the 2005 Sternberg Agreement) for a period of two years at an annual salary of $180,000 per year.  The 2005 Sternberg Agreement replaced the previous agreement with Mr. Sternberg.  The 2005 Sternberg agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 (which was increased to $1,500 during 2006) and reimbursement for up to $1,000 per month in discretionary business related expenses. In addition, the 2005 Sternberg agreement provides for four (4) weeks of vacation per year.  Under the 2005 Sternberg Agreement, the Company issued to Mr. Sternberg the option to purchase the 275,000 shares of our common stock that had vested under his previous agreement at a revised exercise price of $2.00 per share.  We also agreed to issue an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share.  The option vests as follows: 50,000 shares on the date of grant, and 50,000 shares every month thereafter until fully vested.  The option expires on January 31, 2010. Effective November 28, 2006, we granted Mr. Sternberg 2,100,000 options to purchase common stock at an exercise price of $0.99 per share expiring on November 28, 2011. 1,500,000 of these options vested immediately and the remaining 600,000 options vested at the rate of 100,000 options per month beginning December 1, 2006. These options have piggy-back registration rights. In January 2007, we issued 150,000 shares of common stock to Mr. Sternberg for compensation. In February 2007, Mr. Sternberg’s employment agreement expired. Mr. Sternberg shifted from Chief Executive Officer to Chief Strategy Officer on April 2, 2007. In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 3,375,000 of Mr. Sternberg’s options with exercise prices ranging from $0.50 to $2.00 were reduced to $0.34. Effective December 31, 2007, we granted Mr. Sternberg 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sternberg’s base salary and monthly auto/transport allowance were reduced to $100,000 and $750, respectively.

In September 2005 we entered into an employment agreement with William Koehler (the Koehler Agreement) for a period of two years at an annual salary of $150,000 per year to serve as President and Chief Operating Officer.  The Koehler Agreement calls for the Company to provide health, dental, vision and any other benefits that the Company may provide to its employees, a monthly automobile allowance of $750 (which was increased to $1,250 during 2006) and reimbursement for up to $1,000 per month in discretionary business related expenses.   In addition, the Koehler Agreement provides for four (4) weeks of vacation per year.  Under the Koehler Agreement, the Company issued to Mr. Koehler an option to purchase 340,000 shares of our common stock at an exercise price of $1.08 per share.  The option vests as follows: 50,000 shares on the date of grant, September 1, 2005 and 290,000 shares on September 1, 2006.  The option expires on August 31, 2010. Effective August 1, 2006, we granted Mr. Koehler 1,200,000 options to purchase common stock at an exercise price of $0.60 per share expiring on August 1, 2011. 600,000 of these options vested immediately and the remaining 600,000 options vested at the rate of 50,000 options per month beginning September 1, 2006. These options have piggy-back registration rights. In September 2007, Mr. Koehler’s employment agreement expired. In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 1,590,000 of Mr. Koehler’s options with exercise prices ranging from $0.50 to $1.08 were reduced to $0.34. Effective December 31, 2007, we granted Mr. Koehler 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Koehler’s base salary and monthly auto/transport allowance were reduced to $100,000 and $750, respectively.

Effective December 31, 2006, we entered into a two year employment agreement which expires December 31, 2008, with Stephen Sperco (the Sperco Agreement), at an annual salary of $150,000 per year to serve as our Chief Operating Officer. We also granted Mr. Sperco 1,200,000 options to purchase common stock at an exercise price of $0.95 per share expiring on December 31, 2011. 600,000 of these options vested immediately and the remaining 600,000 options vest at the rate of 25,000 options per month beginning January 1, 2007. These options have piggy-back registration rights. Mr. Sperco will also be entitled to receive bonuses, in amounts to be determined, in connection with major transactions or milestones that we may enter into in the future. Mr. Sperco is also entitled to receive fringe benefits, such as medical insurance, as any company executive and a monthly transportation allowance of $750 and reimbursement for up to $1,000 per month in discretionary business related expenses. Effective April 2, 2007, Mr. Sperco was appointed our Chief Executive Officer. In December 2007, we paid a cash bonus in the amount of $100,000 to Mr. Sperco. In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 1,200,000 of Mr. Sperco’s options with an exercise price of $0.95 were reduced to $0.34. Effective December 31, 2007, we granted Mr. Sperco 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sperco’s base salary was reduced to $100,000. On February 28, 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise price of the previously issued options to Mr. Sperco to purchase 1,200,000 shares and 100,000 shares of our common stock at $0.34 and $0.17 per share, respectively, was reduced to $0.0333334 per share.

In January 2006 we hired Charles Leibold as the Company’s Controller. On June 1, 2006, we entered into a two year employment agreement which expires May 31, 2008, with Charles Leibold (the Leibold Agreement) at an annual salary of $140,000 per year to serve as our Chief Financial Officer. Effective January 1, 2007, the annual salary increased to $147,000. In addition, we have granted Mr. Leibold options to purchase up to 600,000 shares of Bluegate common stock at an exercise price of $0.75 per share, with 50,000 options vesting as of June 1, 2006, and vesting as to 25,000 options per each 30 days thereafter. The shares underlying the options have piggy back registration rights. The options expire on June 1, 2011. Mr. Leibold will also be entitled to receive bonuses, in amounts to be determined, in connection with major transactions that we may enter into in the future. Mr. Leibold also received a deferred signing bonus of $20,000 which was paid $5,000 on the last day of September, October, November and December 2006. Mr. Leibold is also entitled to receive fringe benefits, such as medical insurance, as any other company executive and a monthly automobile allowance of $750. In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 600,000 of Mr. Leibold’s options with an exercise price of $0.75 were reduced to $0.34. Effective December 31, 2007, we granted Mr. Leibold 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of Securities	Number of Securities	Option
	Underlying	Underlying	Exercise		Option
	Unexercised Options	Unexercised Options	Price		Expiration
Name	(#) Exercisable	(#) Unexercisable	($)		Date
Manfred Sternberg	275,000		0.34		1/31/2010
	1,000,000		0.34		1/31/2010
	1,500,000		0.34		11/28/2011
	600,000		0.34		11/28/2011
	100,000		0.17		12/31/2012
	3,475,000

William Koehler	12,500		3.80		7/22/2008
	50,000		0.34		2/22/2010
	340,000		0.34		9/1/2010
	1,200,000		0.34		8/1/2011
	100,000		0.17		12/31/2012
	1,702,500

Stephen Sperco	900,000	300,000	0.34	(1)	12/31/2011
	100,000		0.17	(1)	12/31/2012
	1,000,000	300,000

Charles Leibold	500,000	100,000	0.34		6/1/2011
	100,000		0.17		12/31/2012
	600,000	100,000

(1)In February 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise prices of these options were reduced to $0.0333334.

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2007. Except as listed below, no other compensation was paid to our Directors.

DIRECTOR COMPENSATION
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Stephen Sperco	5,000	-	-	-	-		5,000
Manfred Sternberg	10,000	-	-	-	-		10,000
William Koehler	10,000	-	-	-	-		10,000
Dale Geary	6,667	-	15,240	-	-		21,907

COMPENSATION OF DIRECTORS

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have four members of our Board of Directors and one board position is vacant. In November 2007, the board voted to compensate each member of the Board of Directors and each Committee Chair with an annual payment in the amount of $10,000 and $5,000, respectively.

Effective December 31, 2007, we granted Mr. Geary 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. The $15,240 amount above reflects the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan.

EMPLOYEE STOCK OPTION PLANS

While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel.  We pay wages and salaries that we believe are competitive.  We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel.  In 2002, we adopted the 2002 Stock and Stock Option Plan (the "2002 Plan").  The purpose of the 2002 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2002 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2002 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2002 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2002 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the 2002 Plan is 450,000 shares. As of December 31, 2007, 450,000 shares of common stock have been granted pursuant to the 2002 Plan and the 2002 Plan is no longer active.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan").  The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2005 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2007, 1,016,021 shares of common stock have been granted pursuant to the 2005 Plan.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of February 28, 2008 which was 24,783,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	NAME AND ADDRESS	AMOUNT AND NATURE OF
TITLE OR CLASS	OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	Manfred Sternberg	9,175,768	(2)	30.5%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	William Koehler	4,987,617	(3)	18.4%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Stephen Sperco	15,420,250	(4)	44.0%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	SAI Corporation	4,713,500	(5)	17.1%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601

Common Stock	Dale Geary	275,000	(6)	1.1%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Charles Leibold	850,000	(7)	3.3%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Robert Davis	2,781,408	(8)	10.7%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	The Chase Family Trust	1,316,041	(9)	5.2%
	1842 Baldwin Way
	Marietta, Georgia 30068

All executive officers and directors - 5 persons		30,708,635	(10)	70.7%

(1) The percentage of beneficial ownership of Common Stock is based on 24,783,565 shares of Common Stock outstanding as of February 28, 2008 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2) Of the 9,175,768 shares beneficially owned by Mr. Sternberg: (i) 3,220,279 are common shares owned directly by Mr. Sternberg, (ii) 683,589 are common shares owned indirectly by Mr. Sternberg, and (iii) 5,271,900 are common shares issuable upon the exercise of options and warrants.

(3) Of the 4,987,617 shares beneficially owned by Mr. Koehler: (i) 2,735,117 are common shares owned directly by Mr. Koehler, and (ii) 2,252,500 are common shares issuable upon the exercise of options and warrants.

(4) Of the 15,420,250 shares beneficially owned by Mr. Sperco: (i) 3,206,750 are common shares owned directly by Mr. Sperco, (ii) 1,913,500 are common shares owned indirectly by Mr. Sperco, (iii) 9,100,000 are common shares issuable upon the exercise of options and warrants, and (iv) 1,200,000 are common shares issuable upon the conversion of preferred shares. Mr. Sperco controls SAI Corporation which is listed in item 5 below.

(5) Of the 4,713,500 shares beneficially owned by SAI Corporation: (i) 1,913,500 are common shares owned directly by SAI Corporation, (ii) 2,600,000 are common shares issuable upon the exercise of warrants, and (iii) 200,000 are common shares issuable upon the conversion of preferred shares. SAI Corporation is controlled by Mr. Sperco who is listed in item 4 above.

(6) Of the 275,000 shares beneficially owned by Mr. Geary: (i) 150,000 are common shares owned directly by Mr. Geary, and  (ii) 125,000 are common shares issuable upon the exercise of options and warrants.

(7) Of the 850,000 shares beneficially owned by Mr. Leibold: (i) 150,000 are common shares owned directly by Mr. Leibold, and (ii) 700,000 are common shares issuable upon the exercise of options.

(8) Of the 2,781,408 shares beneficially owned by Mr. Davis: (i) 35,023 are common shares owned directly by Mr. Davis, (ii) 1,546,205 are common shares owned indirectly by Mr. Davis, and (iii) 1,200,180 are common shares issuable upon the exercise of options and warrants.

(9) Of the 1,316,041 shares beneficially owned by The Chase Family Trust: (i) 621,041 are common shares owned directly by The Chase Family Trust, and (ii) 695,000 are common shares issuable upon the exercise of  warrants.

(10) Includes shares, options, warrants and preferred convertible shares owned by these persons.

We are not aware of any arrangements that could result in a change of control.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2007 and 2006, the Company engaged in related party transactions as follows:

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of December 31, 2006, the Company had borrowed $80,264 and $41,910 from MS and WK, respectively. During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco (“SS”), to borrow up to $500,000. As of December 31, 2007, the Company had borrowed $76,169, $36,569 and $500,000 from MS, WK and SAIC, respectively.

The notes are due upon demand and are described in the attached financial statements, footnote 7, notes payable. During the years ended December 31, 2007 and 2006, the Company incurred interest expense on the related party notes payable debt of $34,335 and $34,581, respectively.

Accrued liabilities to related parties: Until the company achieves a net positive cash flow from operations, MS, WK and SS have agreed not to cash their payroll or expense reimbursement checks issued to them for the period from July 1, 2007 through December 31, 2007. As of December 31, 2007, $322,926 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet.

As of December 31, 2007, $31,667 of fees accrued to Board of Director members MS ($10,000); WK ($10,000); SS ($5,000) and Dale Geary ($6,667) are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet.

Accounts payable to related party: SS is the founder and President of Sperco Associates, Inc. (“SAI”) and Sperco Technology Group, L.L.C. (“STG”). Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology systems. The organizations provide independent, third party consulting, planning, and facilities management services.

During 2006, the Company incurred $40,000 of consulting services from SAI and during 2007 the Company incurred $266,483 of consulting services from STG. At December 31, 2007 and 2006, $40,089 is payable to STG and $40,000 is payable to SAI, respectively and are included under the caption accounts payable to related party on the balance sheet.

During the years ended December 31, 2007 and 2006, the Company incurred interest expense on the related party accounts payable debt of $2,246 and -0-, respectively.

During the year ended December 31, 2007, the Company engaged in equity transactions as follows:

Issuance of preferred stock, common stock, warrants and options:

(1) In January 2007, we issued 150,000 shares of common stock to MS for compensation. The common stock had a market value of $142,500 based on the closing price of the stock on the date of grant. We expensed $142,500 in quarter ending March 31, 2007 related to this transaction.

(2) In February 2007, we issued to SS 200,000 shares of common stock, warrants for 200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 100,000 shares of our common stock at an exercise price of $1.00 per share, for $100,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in this transaction was $27,133 and $72,868, respectively. In February 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise prices of these 300,000 warrants were reduced to $0.0333334.

(3) In March 2007, we issued to SAIC 200,000 shares of common stock, warrants for 200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 100,000 shares of our common stock at an exercise price of $1.00 per share, for $100,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in this transaction was $27,133 and $72,868, respectively. In February 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise prices of these 300,000 warrants were reduced to $0.0333334.

(4) In June 2007 the board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes. Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash SAIC. We also granted to SAIC warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to SS. We also granted to SS warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. In February 2008, as a result of the transaction described in (11) below, certain adjustment provisions in these warrant agreements were triggered and pursuant to those provisions, the exercise price of the previously issued warrants to purchase 6,000,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(5) In July 2007, we issued to MS 400,000 shares of common stock and warrants for 1,000,000 shares of our common stock at an exercise price of $0.17 per share for $200,000 in connection with a private sale of our securities. The fair value of the warrants was $369,203 on the date of issuance. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $369,203 in July 2007 related to this transaction. In February 2008, as a result of the transaction described in (11) below, certain adjustment provisions in this warrant agreement was triggered and pursuant to those provisions, the exercise price of the previously issued warrants to purchase 1,000,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(6) In July 2007, we issued to WK 100,000 shares of common stock and warrants for 250,000 shares of our common stock at an exercise price of $0.17 per share for $50,000 in connection with a private sale of our securities. The fair value of the warrants was $92,301 on the date of issuance. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $92,301 in July 2007 related to this transaction. In February 2008, as a result of the transaction described in (11) below, certain adjustment provisions in this warrant agreement was triggered and pursuant to those  provisions, the exercise price of the previously issued warrant to purchase 250,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(7) Certain warrants issued in the transactions recorded in the period from July 1, 2006 through March 31, 2007 were subject to a registration rights agreement which required Bluegate to register the underlying shares by June 30, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. In August 2007, we paid liquidated damages of $64,530 by issuing 145,112 restricted shares of common stock covering the period from July 1, 2006 through August 31, 2007. Among those investors were four affiliates who received the following amounts of stock as liquidated damages: 13,500 shares to SAIC; 6,750 shares to SS; 7,493 shares to MS; 6,750 shares to WK. The liquidated damages of $64,530 were recorded as compensation expense.

(8) Effective September 30, 2007, we recorded the issuance of 419,753 shares of common stock valued at $33,580 to Trilliant Corporation in accordance with the asset sale and purchase agreement dated September 15, 2005, pertaining to the acquired business’ revenue after the second year. Of the 419,753 shares issued, WK received 89,731 shares.

(9) In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, the following had their options reduced to $0.34: SS – 1,200,000; MS – 3,375,000; WK – 1,590,000; and Charles Leibold (CFO) – 600,000. In February 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise price of SS 1,200,000 options was reduced to $0.0333334.

(10) Effective December 31, 2007 we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.17 per share to each of the following - MS, WK, SS, Dale Geary (director) and Charles Leibold (CFO). Each option had a market value of $15,240 on the date of grant, vested immediately and expires in December 2012. We expensed $15,240 in the quarter ending December 31, 2007 related to each option. In February 2008, as a result of the transaction described in the attached financial statements, footnote 13 - subsequent events, item (7), the exercise price of SS 100,000 options was reduced to $0.0333334.

(11) Subsequent event: On February 14, 2008, we finalized and consummated a transaction with a deemed effective date of February 1, 2008 whereby we issued 9,150,000 shares of stock for the conversion of related party debts of directors totaling $305,000 and we issued 300,000 shares of stock to two managers totaling $10,000 cash. The conversion and purchase price per share was $0.0333334. The excess of the fair value of the stock over the debt converted and shares purchased totaled $535,500 and was recorded as compensation expense. The following individuals or related entities converted debt and received the following shares: (i) Stephen Sperco, Director and CEO, received 3,000,000 shares; (ii) SAI Corporation, an entity controlled by Stephen Sperco, received 1,500,000 shares; (iii) Manfred Sternberg, Director and Chief Strategy Officer, received 2,400,000 shares; (iv) William Koehler, Director and President, received 2,100,000 shares; and, (v) Dale Geary, Director, received, 150,000 shares. The following members of management purchased the following shares: Charles Leibold, CFO, purchase 150,000 shares; and, Larry Walker, President of Trilliant Technology Group, Inc., our 100% owned subsidiary, purchased 150,000 shares.

As a result of the February 14, 2008 transaction: (1) certain adjustment provisions in a previous convertible note agreements and warrant agreements issued in September 2005 and subsequent, were triggered and pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share; and, (2) certain adjustment provisions in previous warrant agreements issued in June and July 2007, were triggered and pursuant to the adjustment provisions, the exercise price of previously issued warrants to purchase 7,500,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(12) Subsequent event: During 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and, as of December 31, 2007 the Company had borrowed $500,000 from SAIC. On February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes.

As condition to and as additional consideration for SAIC’s to lend the funds to the Company, the Company (i)granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum; (ii) reduced the exercise price on 2,200,000 existing warrants and options issued to SAIC and Stephen Sperco, and their assigns, from the current per share exercise prices of $0.17, $0.34, $0.75 and $1.00 to $0.0333334 per share; and (iii) granted 1,000,000 new warrants to SAIC with an exercise price of $0.0333334 per share that expire February 28, 2013. The fair value of the 1,000,000 warrants was $109,028 on the date of issuance. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $109,028 in February 2008 related to this transaction.

The company currently has outstanding: (i) 24,783,565 shares of common stock; (ii) 19,728,220 warrants; (iii) 11,219,864 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 56,931,649 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 6,931,649 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

DIRECTOR INDEPENDENCE.

The Company has four members of the Board of Directors. They are Manfred Sternberg, Stephen Sperco, William Koehler and Dale Geary. Manfred Sternberg is the Chairman of the Board of Directors and the Company’s Chief Strategy Officer, Stephen Sperco is the Company’s Chief Executive Officer and William Koehler is the Company’s President.

In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member.

ITEM 13.	EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO

31.2	Certification pursuant to Section 13a-14 of CFO

32.1	Certification pursuant to Section 1350 of CEO

32.2	Certification pursuant to Section 1350 of CFO

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the
CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our financial statements for the years ended December 31, 2007 and 2006.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$75,425	$62,077

2. TAX FEES.

Our tax return fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$3,518	$6,844

3. ALL OTHER FEES.

2007	2006
$7,175	$23,115

For the year ended December 31, 2007, we were billed for services provided regarding the review of our SB-2 registration statement which was effective August 30, 2007 and review of our response to a comment letter received from the SEC. For the year ended December 31, 2006, we were billed for work performed regarding the audit of the acquisition of Trilliant Corporation and preliminary review of our SB-2 registration statement which was filed in 2007.

5(I). PRE-APPROVAL POLICIES.

Our Audit Committee (or the members of the board of directors acting in the capacity of the Audit Committee) does not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement.  The work of our Audit Committee commenced on June 1, 2005.

5(II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

There were no services performed by our independent auditor of the type described in Item 9(e)(2) of Schedule 14A.  Our Audit Committee (or the members of the board of directors acting in the capacity of the Audit Committee) considers that the work done for us by MB is compatible with maintaining MB's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

BLUEGATE CORPORATION

February 28, 2008	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2008	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

February 28, 2008	By: /s/ Manfred Sternberg
Manfred Sternberg
Director and Chief Strategy Officer

February 28, 2008	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Chief Financial Officer and Principal Accounting Officer

February 28, 2008	By: /s/ Dale Geary
Dale Geary
Director

February 28, 2008	By: /s/ William Koehler
William Koehler
Director and President

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

BLUEGATE CORPORATION

__________

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2007 and 2006	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           The Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation, (“Bluegate”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 5, 2008

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,703	$256,121
Accounts receivable, net	400,023	280,353
Inventory	-	15,652
Prepaid expenses and other	23,917	33,295
Total current assets	467,643	585,421
Property and equipment, net	63,525	92,033
Intangibles, net	6,775	12,301
Total assets	$537,943	$689,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$289,583	$256,567
Accounts payable to related party	40,089	40,000
Accrued liabilities	149,221	85,626
Notes payable	12,800	12,800
Notes payable to related parties	612,738	122,174
Accrued liabilities to related parties	344,598	-
Bank line of credit payable	-	44,590
Deferred revenue	153,579	1,189,236
Total current liabilities	1,602,608	1,750,993

Commitments and contingencies - Note 10

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, 48 and -0- shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2007)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 15,163,565 and 12,130,311 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	15,164	12,130
Additional paid-in capital	24,746,778	19,627,159
Accumulated deficit	(25,826,607)	(20,700,527)
Total stockholders’ deficit	(1,064,665)	(1,061,238)
Total liabilities and stockholders’ deficit	$537,943	$689,755

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Service revenue	$5,835,075	$3,707,908
Cost of services	3,140,590	1,742,420
Gross profit	2,694,485	1,965,488
Selling, general and administrative expenses	1,765,175	1,762,379
Compensation expense	5,976,232	8,050,860
Goodwill impairment	-	113,021
Loss from operations	(5,046,922)	(7,960,772)
Loss on debt extinguishment	-	(472,952)
Interest expense	(74,666)	(771,916)
Other income (expense)	(4,492)	14,081
Net loss	(5,126,080)	(9,191,559)

Deemed dividend on preferred stock	(600,000)	-
Net loss attributable to common shareholders	$(5,726,080)	$(9,191,559)
Net loss attributable to common shareholders per common share - basic and diluted	$(0.41)	$(1.04)

Basic and diluted weighted average shares outstanding	13,929,109	8,829,250

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	DEFERRED	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	RECEIVABLE	COMPENSATION	DEFICIT	TOTAL

Balance at December 31, 2005	6,332,376	$6,332	111	$-	$10,841,189	$(15,007)	$(34,592)	$(11,508,968)	$(711,046)
Issuance of common stock and warrants for cash	2,673,333	2,673			1,467,327				1,470,000
Conversion of preferred stock for common stock	1,418,681	1,419	(111)	-	(1,419)				-
Issuance of common stock for services	353,847	354			202,556				202,910
Contingent shares issued for Trilliant acquisition accounted for as:
-goodwill	40,296	40			29,779				29,819
-compensation	367,111	367			271,295				271,662
Write off of subscription receivable					-	15,007	-		15,007
Stock options and warrants issued for services					4,376,528	-	34,592		4,411,120
Conversion of note payable and accrued interest for common stock	66,000	66			32,934				33,000
Conversion of related party debt for common stock and warrants	422,000	422			1,042,185				1,042,607
Issuance of common stock and warrants for the extinguishment of debt	240,000	240			592,712				592,952
Debt discount from warrants issued with note payable					29,484				29,484
Issuance of common stock warrants for extension of repayment					392,063				392,063
Issuance of common stock and warrants for registration rights extension	216,667	217			350,526				350,743
Net loss								(9,191,559)	(9,191,559)
Balance at December 31, 2006	12,130,311	12,130	-	-	19,627,159	-	-	(20,700,527)	(1,061,238)
Issuance of common stock and warrants for cash	1,400,000	1,400			698,600				700,000
Issuance of common stock for employee compensation	150,000	150			142,350				142,500
Issuance of common stock for outside services	621,773	622			354,903				355,525
Issuance of preferred stock and common stock warrants for cash			48	-	600,000				600,000
Beneficial conversion feature embedded in preferred stock					600,000				600,000
Deemed dividend on preferred stock					(600,000)				(600,000)
Common stock options issued for employee services					2,932,147				2,932,147
Employee common stock options re-priced					47,394				47,394
Issuance of common stock for delay in filing a registration statement	191,728	192			98,463				98,655
Issuance of common stock and warrants for:
- accounts payable	130,000	130			39,872				40,002
- services	120,000	120			172,730				172,850
Contingent shares issued for Trilliant acquisition accounted for as compensation	419,753	420			33,160				33,580
Net loss								(5,126,080)	(5,126,080)
Balance at December 31, 2007	15,163,565	$15,164	48	$-	$24,746,778	$-	$-	$(25,826,607)	$(1,064,665)

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(5,126,080)	$(9,191,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	271,800
Depreciation and amortization	68,741	86,142
Common stock and warrants issued for registration rights extension	-	350,743
Common stock issued for outside services	355,525	202,910
Common stock options issued for services	2,932,147	4,411,120
Employee common stock options re-priced	47,394	-
Issuance of common stock for delay in filing a registration statement	98,655	-
Common stock warrants issued for extension of note repayment	-	392,063
Impairment of subscription receivable	-	15,007
Contingent shares issued for Trilliant acquisition accounted for as compensation	33,580	271,662
Common stock and warrants issued for settlement of related party debt	-	831,607
Common stock issued for employee compensation	142,500	-
Common stock and warrants issued for services	172,850	-
Goodwill impairment loss	-	113,021
Loss on debt extinguishment	-	472,952
Changes in operating assets and liabilities:
Accounts receivable	(119,669)	84,777
Prepaid expenses and other current assets	25,030	(34,138)
Accounts payable and accrued liabilities	80,364	(102,154)
Accounts payable to related party	40,089	-
Accrued liabilities to related party	360,848	-
Deferred revenue	(1,035,658)	784,683
Net cash used in operating activities	(1,923,684)	(1,039,364)

Cash flows from investing activities:
Payment received on note receivable	-	32,000
Purchase of property and equipment	(34,708)	(58,409)

Net cash used in investing activities	(34,708)	(26,409)

Cash flows from financing activities:
Proceeds from related party short term debt	1,111,427	1,006,102
Payments on related party short term debt	(620,863)	(759,589)
Net change in bank line of credit	(44,590)	44,590
Proceeds from note payable from individual	315,000	100,000
Repayment of note payable from individual	(315,000)	(100,000)
Payment of convertible notes payable	-	(467,000)
Common stock and warrants issued for cash	700,000	1,470,000
Preferred stock and common stock warrants issued for cash	600,000	-

Net cash provided by financing activities	1,745,974	1,294,103

Net increase (decrease) in cash and cash equivalents	(212,418)	228,330

Cash and cash equivalents at beginning of period	256,121	27,791
Cash and cash equivalents at end of period	$43,703	$256,121

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Continued)

	2007	2006
Non Cash Transactions:
Deemed dividend from beneficial conversion feature on preferred stock	$600,000	$-
Issuance of common stock and warrants for conversion of accounts payable	40,002	-
Conversion of preferred stock for common stock	-	1,419
Contingent shares issued for Trilliant acquisition accounted for as goodwill	-	29,819
Debt discount from warrants issued with note payable	-	29,484
Issuance of common stock for conversion of notes payable and accrued interest	-	33,000
Issuance of common stock and common stock equivalents for conversion of related party notes payable	-	211,000
Issuance of common stock and common stock equivalents for the extinguishment of debt	-	120,000
Supplemental information:
Cash paid for interest	72,226	137,538

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bluegate Corporation (the “Company") is a Nevada Corporation that provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT and telecommunications consulting through its professional services organization.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Trilliant Technology Group, Inc., after elimination of all significant inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid short-term investments with an original  maturity  of  three  months  or  less  when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not secured. In February 2008, as a result of the transaction described in footnote 13 – subsequent events, item (7), as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

INTANGIBLES

Intangibles are recorded at cost and amortized on the straight-line method over an estimated useful life of three years. Goodwill is reviewed annually and based upon an evaluation performed by a third party; an impairment write-down of goodwill totaling $113,021 was recorded at December 31, 2006.

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

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

Bluegate accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Revenue, which includes licensing revenue, is recognized based upon contractually determined monthly service charges to individual customers. Services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2007 and 2006, deferred service revenue was $153,579 and $1,189,236, respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2007 and 2006  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2007 and 2006.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

2.           GOING CONCERN CONSIDERATIONS

During 2007 and 2006, the Company was unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors.  The Company experienced negative financial results as follows:

	2007	2006
Net loss attributable to common shareholders	$(5,726,080)	$(9,191,559)
Negative cash flow from operations	(1,923,684)	(1,039,364)
Negative working capital	(1,134,965)	(1,165,572)
Stockholders’ deficit	(1,064,665)	(1,061,238)

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

These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:
•	Raising capital through additional sale of our common stock and/or debt Securities
•	Reducing cash operating expenses to levels that are in line with current revenues.

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

Effective September 30, 2007, we recorded the issuance of 419,753 shares of common stock valued at $33,580 to Trilliant Corporation in accordance with the asset sale and purchase agreement referred to above, pertaining to the acquired business’ revenue after the second year. As a result of this transaction, $33,580 was recorded as an expense.

4.           ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2007 and 2006:

	2007	2006
Accounts receivable	$462,003	$360,055
Less allowance for bad debts	(61,980)	(79,702)
	$400,023	$280,353

5.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2007 and 2006:

	2007	2006
Computer equipment	$176,124	$146,872
Software	191,534	186,078
Office furniture	60,734	60,734
	428,392	393,684
Less accumulated depreciation	(364,867)	(301,651)
	$63,525	$92,033

Depreciation expense for the years ended December 31, 2007 and 2006 was $63,217 and $52,402, respectively and is presented in the accompanying statement of operations as cost of services.

6.           INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following at December 31, 2007 and 2006:

	2007	2006
Customer list	$28,702	$28,702
LTMS & eCast software	32,350	32,350
	61,052	61,052
Less accumulated amortization	(54,277)	(48,751)
	$6,775	$12,301

Amortization expense for the years ended December 31, 2007 and 2006 was $5,524 and $33,740, respectively and is presented in the accompanying statement of operations as cost of services.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

7.           NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 are summarized below:	2007	2006

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
Unsecured notes payable to related parties:  During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. The amount of principal borrowings during 2007 from MS, WK and SAIC was $477,074, $134,353 and $500,000, respectively. The amount of principal payments during 2007 to MS, WK and SAIC was $481,169, $139,694 and -0-, respectively. As of February 8, 2008 the Company had an outstanding balance payable of $76,169, $36,569 and $500,000 to MS, WK and SAIC, respectively. During the year ended December 31, 2007, the Company incurred interest expense on the above related party debt of $34,335. During 2007, the interest rates on the underlying credit cards used for business ranged from 7.35% to 29.99% and 12% on note payable to SAIC.

On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum.

Notes payable to William Koehler due on demand	$36,569	$41,910
Notes payable to Manfred Sternberg due on demand	76,169	80,264
Notes payable to SAI Corporation due on demand	500,000	-
	$612,738	$122,174
Unsecured bank line of credit: The Company had a bank line of credit to borrow up to $50,000. In July 2007, the line of credit balance and accrued interest totaling $44,923 was paid in full.	$-	$44,590

8.           INCOME TAXES

The composition of deferred tax assets at December 31, 2007 and 2006 were as  follows:

	2007	2006
Deferred tax assets
Benefit from carryforward of net operating loss	$1,980,000	$4,647,273
Less valuation allowance	(1,980,000)	(4,647,273)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for the years ended December 31, 2007 and 2006 is attributable to the valuation allowance.

At December 31, 2007, for federal income tax and alternative minimum tax reporting purposes, the Company has $5,823,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2027. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 9 - Series C Preferred Stock).

9.           STOCKHOLDERS’ DEFICIT

SERIES A PREFERRED STOCK

During 2001, Bluegate issued 110 shares of Series A voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $5,000 per share. In February 2006, the preferred stock was converted into 1,418,681 common shares, leaving no shares outstanding.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SERIES B PREFERRED STOCK

During 2001, Bluegate authorized 100 shares of Series B convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $200 per share. On October 11, 2002, Bluegate issued 23 shares of such stock to retire certain liabilities  totaling  $72,768  and to obtain indemnification from certain contingencies  assumed  in  the  reverse  acquisition  of  Berens Industries, Inc. All Series B Preferred Stock was converted to common stock in 2003, leaving no shares outstanding.

SERIES C PREFERRED STOCK

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

Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation ("SAIC"), a corporation controlled by Stephen Sperco ("Sperco"). We also granted to SAIC warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Sperco. We also granted to Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. Mr. Sperco is our CEO and a director. In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (6), certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 6,000,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

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

As a result of this transaction, net operating losses accumulated up through the change in control are limited by Internal Revenue Code Section 382 due to the change in control (see above footnote 8 – Income Taxes).

STOCK OPTION PLANS

The Company had adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 450,000 common shares may be awarded to officers, directors and key employees. The plan was designed to attract and reward key executive personnel. As of December 31, 2007, Bluegate has granted all 450,000 options and the 2002 stock plan is not active.

Stock options granted pursuant to the 2002 plan expire as determined by the board of directors. All of the options granted were at an option price equal to the fair market value of the common stock at the date of grant.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2007, 1,016,021 shares of common stock have been granted.

During 2007 and 2006, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in SAB 107.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options		Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2006		3,571,290		$1.04
Granted		7,545,850		0.81
Forfeited		(456,527)		0.93
Outstanding at January 1, 2007		10,660,613		0.88
Granted		1,232,000		0.41
Forfeited		(797,749)		0.87
Outstanding at December 31, 2007		11,094,864		0.42	3.43

Options exercisable at December 31, 2007		10,582,772		0.42	3.41
The weighted average grant date fair value of options granted during the years 2007 and 2006 was $0.37 and $0.78, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2007.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)		Vesting Date

12,500	12,500	1	2.00		January 2003
8,333	8,333	1	2.00		April 2003
8,333	8,333	1	2.00		July 2003
8,333	8,333	1	2.00		October 2003
12,500	12,500	1	2.00		December 2003
5,000	5,000	1	0.34		January 2004
79,600	79,600	1	0.34 - 4.00		October 2004
425,000	425,000	2	0.34 - 0.50		February 2005
50,000	50,000	2	0.34		March 2005
50,000	50,000	2	0.34		April 2005
50,000	50,000	2	0.34		May 2005
200,000	200,000	2 - 3	0.34		June 2005
130,417	130,417	2 - 3	0.34 - 1.50		July 2005
60,417	60,417	2 - 3	0.34		August 2005
120,834	120,834	2 - 3	0.34		September 2005
435,417	435,417	2 - 3	0.34 - 1.00		October 2005
85,417	85,417	2 - 3	0.34 - 1.00		November 2005
111,917	111,917	2 - 3	0.34 - 1.00		December 2005
85,417	85,417	2 - 3	0.34 - 1.00		January 2006
85,417	85,417	2 - 3	0.34 - 1.00		February 2006
135,417	135,417	2 - 3	0.34 - 1.00		March 2006
85,417	85,417	2 - 3	0.34 - 1.00		April 2006
90,417	90,417	2 - 4	0.34 - 1.00		May 2006
120,834	120,834	2 - 4	0.34		June 2006
145,834	145,834	2 - 4	0.34 - 0.75		July 2006
995,834	995,834	2 - 4	0.34 - 0.62		August 2006
755,100	755,100	2 - 4	0.34 - 0.80		September 2006
190,417	190,417	2 - 4	0.34 - 0.80		October 2006
1,640,417	1,640,417	2 - 4	0.34 - 0.80		November 2006
840,417	840,417	2 - 4	0.34 - 0.80	(1)	December 2006
317,500	317,500	2 - 4	0.34 - 0.80	(1)	January 2007
413,750	413,750	2 - 5	0.34 - 0.80	(1)	February 2007
538,750	538,750	2 - 5	0.34 - 0.80	(1)	March 2007
388,750	388,750	2 - 5	0.34 - 0.80	(1)	April 2007
282,917	282,917	2 - 5	0.34 - 0.80	(1)	May 2007
347,909	347,909	2 - 5	0.34 - 0.80	(1)	June 2007
168,333	168,333	2 - 5	0.34 - 0.80	(1)	July 2007
156,242	156,242	2 - 5	0.34 - 0.74	(1)	August 2007
85,833	85,833	3 - 5	0.19 - 0.74	(1)	September 2007
71,666	71,666	3 - 5	0.34	(1)	October 2007
72,083	72,083	3 - 5	0.25 - 0.34	(1)	November 2007
714,083	714,083	3 - 5	0.17 - 0.34	(1)	December 2007
72,083		3 - 5	0.25 - 0.34	(1)	January 2008
60,833		3 - 5	0.25 - 0.34	(1)	February 2008
60,833		3 - 5	0.25 - 0.34	(1)	March 2008
60,833		3 - 5	0.25 - 0.34	(1)	April 2008
35,833		3 - 5	0.25 - 0.34	(1)	May 2008
35,833		3 - 5	0.25 - 0.34	(1)	June 2008
35,833		3 - 5	0.25 - 0.34	(1)	July 2008
35,841		3 - 5	0.25 - 0.34	(1)	August 2008
27,500		4 - 5	0.25 - 0.34	(1)	September 2008
27,500		4 - 5	0.25 - 0.34	(1)	October 2008
27,500		4 - 5	0.25 - 0.34	(1)	November 2008
27,508		4 - 5	0.25 - 0.34	(1)	December 2008
417		5	0.25		January 2009
417		5	0.25		February 2009
417		5	0.25		March 2009
417		5	0.25		April 2009
417		5	0.25		May 2009
417		5	0.25		June 2009
417		5	0.25		July 2009
417		5	0.25		August 2009
417		5	0.25		September 2009
409		5	0.25		October 2009
11,094,864	10,582,772

(1) In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise price of 1,300,000 options issued to Stephen Sperco which vests during the period from December 31, 2006 through December 31, 2008 was reduced to $0.0333334.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2005	3,673,337	0.50 - 5.00	1.01
Granted	6,182,131	0.50 - 1.00	0.79
Exercised	(50,000)	1.00	1.00
Forfeited	(56,250)	0.75 - 1.00	0.85
Outstanding at December 31, 2006	9,749,218	0.50 - 5.00	0.83
Granted	8,925,000	0.17 - 1.00	0.28
Forfeited	(116,000)	0.50 - 2.00	0.71
Outstanding and Exercisable at December 31, 2007	18,558,218		0.54	3.57

The weighted average grant date fair value of warrants granted during the years 2007 and 2006 was $0.54 and $0.78, respectively. There was no aggregate intrinsic value of the warrants at Decmber 31, 2007 or any intrinic value for those warrants that were exercised during the two years ended December 31, 2007.

Warrant Expiration Summary

NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)

100,000	100,000	February 2008	1	1.00
15,000	15,000	March 2008	1	4.00
1,408,630	1,408,630	March 2008	1	1.00
300,000	300,000	June 2008	1	1.25
300,000	300,000	June 2008	1	1.00
25,000	25,000	July 2008	1	3.80
75,000	75,000	July 2008	1	1.25
75,000	75,000	July 2008	1	1.00
5,000	5,000	November 2008	1	5.00
2,500	2,500	November 2008	1	2.00
540	540	November 2008	1	0.20
83,750	83,750	March 2009	2	1.00
510,000	510,000	October 2010	3	0.50
826,667	826,667	October 2010	3	0.17	(1)
20,000	20,000	December 2010	3	1.00
193,333	193,333	February 2011	4	0.75
96,667	96,667	February 2011	4	1.00
80,000	80,000	March 2011	4	0.75
40,000	40,000	March 2011	4	1.00
349,866	349,866	May 2011	4	0.17	(1)
80,000	80,000	May 2011	4	1.00
216,667	216,667	June 2011	4	0.75
108,333	108,333	June 2011	4	1.00
120,000	120,000	July 2011	4	0.75
60,000	60,000	July 2011	4	1.00
358,265	358,265	July 2011	4	0.17	(1)
410,000	410,000	August 2011	4	0.75
205,000	205,000	August 2011	4	1.00
460,000	460,000	September 2011	4	0.75
230,000	230,000	September 2011	4	1.00
420,000	420,000	October 2011	4	0.75
210,000	210,000	October 2011	4	1.00
1,374,000	1,374,000	November 2011	4	0.75	(2)
694,000	694,000	November 2011	4	1.00	(2)
120,000	120,000	December 2011	4	0.75
60,000	60,000	December 2011	4	1.00
490,000	490,000	February 2012	5	0.75	(2)
245,000	245,000	February 2012	5	1.00	(2)
400,000	400,000	March 2012	5	0.75	(2)
200,000	200,000	March 2012	5	1.00	(2)
60,000	60,000	May 2012	5	0.75
30,000	30,000	May 2012	5	1.00
6,000,000	6,000,000	June 2012	5	0.17	(1)
1,500,000	1,500,000	July 2012	5	0.17	(1)
18,558,218	18,558,218

(1) In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (6), certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase these shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(2) In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise price of 900,000 warrants issued to SAI Corporation and Stephen Sperco and his assigns, which expire during these periods was reduced to $0.0333334.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

EQUITY TRANSACTIONS

During 2007, Bluegate completed the following equity transactions:

COMMON STOCK:

Issuance of common stock and warrants for cash:

(1)               During the quarter ended March 31, 2007, we issued 800,000 shares of common stock, warrants for 800,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 400,000 shares of our common stock at an exercise price of $1.00 per share, for $400,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in these transactions were $108,576 and $291,424, respectively. In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise prices of $0.75 and $1.00 related to 400,000 and 200,000 warrants issued during this period, respectively, were reduced to $0.0333334.

(2)               In July 2007, we issued 600,000 shares of common stock and warrants for 1,500,000 shares of our common stock at an exercise price of $0.17 per share for $300,000 in connection with a private sale of our securities to two officers of Bluegate, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO and one other investor. The fair value of the warrants was $553,805 on the date of issuance. Because the warrants were granted to related parties and the exercise price on the grant date was below the market price of our stock, we expensed $553,805 in July 2007 related to these transactions. In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (6), certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,500,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(3)               In September 2007, as a result of the preferred stock transaction described above, certain adjustment provisions in Bluegate’s previous convertible note agreements and warrant agreements issued in September 2005 and subsequently, were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.50 per share was reduced to $0.17 per share and further reduced in February 2008 to $0.0333334 as a result of the transaction described in footnote 13 - subsequent events, item (6).

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

(8)               In December 2007, we issued 200,000 shares of common stock to consultants for services rendered. The common stock had a market value of $26,000 based on the closing price of the stock on the date of grant. We expensed $26,000 in 2007 related to this transaction.

Issuance of common stock for delay in filing a registration statement:

(9)               The warrants issued in the transactions recorded in the period January 1, 2006 through June 30, 2006 were subject to registration rights agreements which required Bluegate to register the underlying shares by November 30, 2006 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. In May 2007, we paid liquidated damages of $29,250 by issuing 36,585 restricted shares of common stock covering the period from December 1, 2006 through May 31, 2007. In August 2007, we paid liquidated damages of $4,875 by issuing 10,031 restricted shares of common stock covering the period from June 1, 2006 through August 31, 2007. The amount of liquidated damages totaling $34,125 was recorded as compensation expense.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

(10)               The warrants issued in the transactions recorded in the period from July 1, 2006 through March 31, 2007 were subject to a registration rights agreement which required Bluegate to register the underlying shares by June 30, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. In August 2007, we paid liquidated damages of $64,530 by issuing 145,112 restricted shares of common stock covering the period from July 1, 2006 through August 31, 2007. Among those investors were four affiliates who received the following amounts of stock as liquidated damages: 13,500 shares to SAI Corporation; 6,750 shares to Stephen Sperco; 7,493 shares to Manfred Sternberg; 6,750 shares to William Koehler. The liquidated damages of $64,530 were recorded as compensation expense.

We filed with the Securities and Exchange Commission a Registration Statement which was effective as of August 30, 2007 with respect to these securities. As of September 30, 2007 there is no liability related to the registration rights agreements.

Issuance of common stock and warrants for services and accounts payable:

(11)               In February 2007, we issued 90,000 shares of our common stock, warrants to purchase 90,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 45,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $146,145 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. $15,000 of common stock and warrants was issued to settle prior year accounts payable and $131,145 was expensed in the current year. The warrants vest immediately and expire in February 2012.

(12)               In May 2007, we issued 60,000 shares of our common stock, warrants to purchase 60,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 30,000 shares of our common stock at an exercise price of $1.00 per share. The fair value of the shares and warrants issued was $41,705 based upon the closing price of the stock on the date of grant and the Black-Scholes valuation of the warrants. The warrants vest immediately and expire in May 2012.

(13)               In September 2007, we issued 100,000 shares of our common stock to a consultant to settle a prior year accounts payable. The common stock had a market value of $25,002 based on the closing price of the stock on the date of grant.

Contingent shares issued for Trilliant acquisition:

(14)               Effective September 30, 2007, we recorded the issuance of 419,753 shares of common stock valued at $33,580 to Trilliant Corporation in accordance with the asset sale and purchase agreement dated September 15, 2005, pertaining to the acquired business’ revenue after the second year. As a result of this transaction, $33,580 was recorded as an expense.

Stock options issued for services:

(15)               During the year ended December 31, 2007, Bluegate expensed $1,954,758 related to previously issued stock options that vested during the period.

(16)               The following table summarizes stock options issued to employees during the year ended December 31, 2007:

	Exercise	Fair	Expiration	Vesting	2007
Options	Price	Value	Date	Period	Expense
50,000	$0.80 (a)	$35,858	1/15/2012	Through 12/08	$17,928
75,000	0.75 (a)	50,426	2/2/2012	Through 1/08	46,222
100,000	0.75 (a)	67,234	2/5/2012	Immediately	67,234
50,000	0.86 (a)	38,548	2/19/2012	Immediately	38,548
50,000	0.82 (a)	36,755	3/19/2012	Immediately	36,755
50,000	0.80 (a)	35,858	4/16/2012	Through 1/08	32,274
10,000	0.50 (a)	4,482	5/15/2012	Immediately	4,482
150,000	0.50	67,234	6/25/2012	Immediately	67,234
25,000	0.50 (a)	11,206	6/29/2012	Immediately	11,206
10,000	0.39 (a)	3,496	7/15/2012	Immediately	3,496
10,000	0.19	1,703	9/17/2012	Immediately	1,703
5,000	0.25	837	9/24/2012	Through 12/07	837
10,000	0.25	1,208	11/26/2012	Through 10/09	100
37,000	0.25	4,125	12/14/2012	Immediately	4,125
100,000	0.17 (b)	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
1,232,000		$450,410			$423,584

(a) In December 2007, the exercise price of these common stock options were reduced to $0.34.

(b) In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise price of 100,000 options issued to Stephen Sperco was reduced to $0.0333334.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Employee stock options repriced:

(17)           In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, $47,394 was recorded as compensation expense.

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 202%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in SAB 107.

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

(5)               During the quarter ended December 31, 2006, we issued 1,200,000 shares of common stock, warrants for 1,200,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 600,000 shares of our common stock at an exercise price of $1.00 per share, for $600,000 in connection with a private placement of our securities. Bluegate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Bluegate concluded that the settlement in “Unregistered Shares” was more economical, therefore the “Liquidated Damages” provision did not create a defect in the warrant evaluation and the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133. In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise prices of $0.75 and $1.00 related to 200,000 and 100,000 warrants issued during this period, respectively, were reduced to $0.0333334.

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

Contingent shares issued for Trilliant acquisition:

(12)               Effective September 30, 2006, we recorded the issuance of 407,407 shares of common stock valued at $301,481 to Trilliant Corporation in accordance with the asset sale and purchase agreement pertaining to the acquired business’ revenue after the first year. (See footnote 3 – Acquisition of Trilliant Corporation Assets). As a result of this transaction, $29,819 was allocated to goodwill and $271,662 was recorded as an expense.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

(18)               The following table summarizes stock options issued to employees during the year ended December 31, 2006:

		Exercise	Market	Expiration	Vesting	2006
Grant Date	Options	Price	Value	Date	Period	Expense
1/30/2006	546,600	$0.75	$332,235	1/30/2011	Through 3/08	$166,116
5/1/2006	5,000	0.75	2,540	5/1/2011	Immediately	2,540
6/1/2006	600,000	0.75	328,759	6/1/2011	Through 06/08	109,585
7/24/2006	550,000	0.75	328,811	7/24/2011	Through 09/08	73,068
8/1/2006	1,710,000	0.60	1,022,697	8/1/2011	Through 08/07	639,932
8/17/2006	150,000	0.62	92,701	8/17/2011	Immediately	92,701
9/14/2006	200,000	0.71	141,543	9/14/2011	Through 08/08	23,592
9/21/2006	232,250	0.62	208,469	9/21/2011	Immediately	208,469
9/26/2006	50,000	0.80	39,871	9/26/2011	Through 08/08	6,644
11/1/2006	170,000	0.74	150,856	11/1/2011	Through 04/09	10,058
11/28/2006	1,500,000	0.99	1,480,220	11/28/2011	Immediately	1,480,220
11/28/2006	600,000	0.99	592,088	11/28/2011	Through 05/07	98,681
12/31/2006	1,200,000	0.95 (a)	1,136,330	12/31/2011	Through 12/08	568,165
	7,513,850		$5,857,120			$3,479,771

(a) In February 2008, as a result of the transaction described in footnote 13 - subsequent events, item (7), the exercise price of 1,200,000 options issued to Stephen Sperco was reduced to $0.0333334.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

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

10.               COMMITMENTS AND CONTINGENCIES

Lease Commitment
The Company operates from leased office space under an operating lease that expires in November 2013, however, the Company has the option to terminate the lease on May 1, 2011 upon giving appropriate notice. The lease includes provisions for increases to rental payments should certain costs of the landlord increase. Future base annual lease payments due under the lease are as follows:

Year	Payments
2008 through 2012	$ 105,705
2013	96,896

Rent expense incurred under operating leases for years ended December 31, 2007 and 2006 was $105,705 and $130,275, respectively. During the years ended December 31, 2007 and 2006, the Company received sublease income of $3,000 and $11,090, respectively.

           Contingencies

The Company from time to time is involved in disputes. In the opinion of management, no pending or known threatened claims or actions against the Company are expected to have a material adverse effect on Bluegate's consolidated financial position, results of operations or cash flows. With respect to such matters, management believes that it has adequate legal defenses that can be asserted and Bluegate intends to defend any pending or known threatened claims or actions vigorously; however, the Company cannot predict with certainty and there can be no assurance as to the ultimate outcome or effect of any claims or disputes.

    11.               RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company engaged in related party transactions as follows:

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of December 31, 2006, the Company had borrowed $80,264 and $41,910 from MS and WK, respectively. During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco (“SS”), to borrow up to $500,000. As of December 31, 2007, the Company had borrowed $76,169, $36,569 and $500,000 from MS, WK and SAIC, respectively. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. See subsequent events footnote 13, item (7) below.

The notes are due upon demand and are described in Note 7. During the years ended December 31, 2007 and 2006, the Company incurred interest expense on the related party notes payable debt of $34,335 and $34,581, respectively.

Accrued liabilities to related parties:
Until the company achieves a net positive cash flow from operations, MS, WK and SS have agreed not to cash their payroll or expense reimbursement checks issued to them for the period from July 1, 2007 through December 31, 2007. As of December 31, 2007, $322,926 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet.

As of December 31, 2007, $31,667 of fees accrued to Board of Director members MS ($10,000); WK ($10,000); SS ($5,000) and Dale Geary ($6,667) are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Accounts payable to related party:
SS is the founder and President of Sperco Associates, Inc. (“SAI”) and Sperco Technology Group, L.L.C. (“STG”). Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology systems. The organizations provide independent, third party consulting, planning, and facilities management services.

During 2006, the Company incurred $40,000 of consulting services from SAI and during 2007 the Company incurred $266,483 of consulting services from STG. At December 31, 2007 and 2006, $40,089 is payable to STG and $40,000 is payable to SAI, respectively and are included under the caption accounts payable to related party on the balance sheet.

During the years ended December 31, 2007 and 2006, the Company incurred interest expense on the related party accounts payable debt of $2,246 and -0-, respectively.

12.               MAJOR CUSTOMERS AND MAJOR VENDORS

Major Customers.  During 2007, our top five customers accounted for 37% of our service revenue and no single customer accounted for more than 13% of service revenue.

Major Vendors. During 2007, our top five vendors accounted for 66% of our purchases and no single vendor accounted for more than 18% of purchases.

13.               SUBSEQUENT EVENTS

(1)               In January 2008, we issued an option to purchase 60,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $7,245 on the date of grant, vests through December 2009 and expires in January 2013. We expensed $906 in the quarter ending March 31, 2008 related to this option.

(2)               In January 2008, we issued an option to purchase 10,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $840 on the date of grant, vests through December 2008 and expires in January 2013. We expensed $210 in the quarter ending March 31, 2008 related to this option.

(3)               In January 2008, we issued an option to purchase 5,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $465 on the date of grant, vests through December 2008 and expires in January 2013. We expensed $116 in the quarter ending March 31, 2008 related to this option.

(4)               In January 2008, we issued 170,000 shares of common stock, warrants for 130,000 shares of our common stock at an exercise price of $0.17 per share, warrants for 40,000 shares of our common stock at an exercise price of $1.00 per share for $85,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in these transactions were $70,223 and $14,777, respectively. As part of the $85,000 consideration, 510,000 previously issued warrants with exercise prices ranging from $0.75 to $1.25 were reduced to $0.17. The expiration date for 100,000 previously issued warrants was extended to January 22, 2011. All other terms of the warrant agreements remained the same.

(5)               In February 2008, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share to an employee. The option had a market value of $3,743 on the date of grant, vested immediately and expires in February 2011. We expensed $3,743 in the quarter ending March 31, 2008 related to this option.

(6)               On February 14, 2008, we finalized and consummated a transaction with a deemed effective date of February 1, 2008 whereby we issued 9,150,000 shares of stock for the conversion of related party debts of directors totaling $305,000 and we issued 300,000 shares of stock to two managers for $10,000. The conversion and purchase price per share was $0.0333334. The excess of the fair value of the stock over the debt converted and shares purchased totaled $535,500 and was recorded as compensation expense. The following individuals or related entities converted debt and received the following shares: (i) Stephen Sperco, Director and CEO, received 3,000,000 shares; (ii) SAI Corporation, an entity controlled by Stephen Sperco, received 1,500,000 shares; (iii) Manfred Sternberg, Director and Chief Strategy Officer, received 2,400,000 shares; (iv) William Koehler, Director and President, received 2,100,000 shares; and, (v) Dale Geary, Director, received, 150,000 shares. The following members of management purchased the following shares: Charles Leibold, CFO, purchase 150,000 shares; and, Larry Walker, President of Trilliant Technology Group, Inc., our 100% owned subsidiary, purchased 150,000 shares.

As a result of the February 14, 2008 transaction: (1) certain adjustment provisions in a previous convertible note agreements and warrant agreements issued in September 2005 and subsequent, were triggered and pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share; and, (2) certain adjustment provisions in previous warrant agreements issued in June and July 2007, were triggered and pursuant to the adjustment provisions, the exercise price of previously issued warrants to purchase 7,500,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(7)               As disclosed in the above footnotes 7 and 11, Notes Payable and Related Party Transactions, respectively, during 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and, as of December 31, 2007 the Company had borrowed $500,000 from SAIC. On February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes.

As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company (i)granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum; (ii) reduced the exercise price on 2,200,000 existing warrants and options issued to SAIC and Stephen Sperco, and their assigns, from the current per share exercise prices of $0.17, $0.34, $0.75 and $1.00 to $0.0333334 per share; and (iii) granted 1,000,000 new warrants to SAIC with an exercise price of $0.0333334 per share that expire February 28, 2013. The fair value of the 1,000,000 warrants was $109,028 on the date of issuance. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $109,028 in February 2008 related to this transaction.

The company currently has outstanding: (i) 24,783,565 shares of common stock; (ii) 19,728,220 warrants; (iii) 11,219,864 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 56,931,649 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 6,931,649 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO