Form 10-Q
period 2008-03-31
BLUEGATE CORP
filed 2008-05-07
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 600, Houston,Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
Issuer's telephone number

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 24,783,565 common shares outstanding as of May 6, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$39,783	$43,703
Accounts receivable, net	319,915	400,023
Prepaid expenses and other	20,305	23,917
Total current assets	380,003	467,643
Property and equipment, net	61,617	63,525
Intangibles, net	4,385	6,775
Total assets	$446,005	$537,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$158,872	$289,583
Accounts payable to related party	43,610	40,089
Accrued liabilities	124,180	149,221
Notes payable	12,800	12,800
Notes payable to related parties	773,136	612,738
Accrued liabilities to related parties	127,157	344,598
Deferred revenue	166,001	153,579
Total current liabilities	1,405,756	1,602,608

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2008)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 24,783,565 and 15,163,565 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,784	15,164
Additional paid-in capital	25,928,892	24,746,778
Accumulated deficit	(26,913,427)	(25,826,607)
Total stockholders’ deficit	(959,751)	(1,064,665)
Total liabilities and stockholders’ deficit	$446,005	$537,943

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED

	2008	2007
Service revenue	$1,042,527	$1,361,067
Cost of services	737,847	733,512
Gross profit	304,680	627,555
Selling, general and administrative expenses	260,217	867,459
Compensation expense	1,106,191	1,797,125
Loss from operations	(1,061,728)	(2,037,029)
Interest expense	(27,320)	(39,177)
Other income	2,228	-
Net loss	$(1,086,820)	$(2,076,206)

Net loss per common share - basic and diluted	$(0.05)	$(0.16)

Basic and diluted weighted average shares outstanding	21,523,235	12,708,063

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2007	15,163,565	$15,164	48	$-	$24,746,778	$(25,826,607)	$(1,064,665)
Issuance of common stock and warrants for cash	170,000	170			84,830		85,000
Issuance of common stock to related party for:
- cash	111,111	111			9,889		10,000
- compensation	188,889	189			16,811		17,000
Issuance of common stock for:
- related party debt	3,388,889	3,389			301,611		305,000
- compensation	5,761,111	5,761			512,739		518,500
Issuance of common stock warrants as additional consideration to borrow funds from related party					109,028		109,028
Common stock options issued for employee services					147,206		147,206
Net loss						(1,086,820)	(1,086,820)
Balance at March 31, 2008	24,783,565	$24,784	48	$-	$25,928,892	$(26,913,427)	$(959,751)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED
	2008	2007
Cash flows from operating activities:
Net loss	$(1,086,820)	$(2,076,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,668	13,918
Common stock issued for outside services	-	329,525
Common stock options issued for employee services	147,206	1,011,156
Common stock warrants issued to borrow funds from related party	109,028	-
Common stock issued for employee compensation	-	142,500
Common stock issued for compensation	535,500	-
Common stock and warrants issued for services	-	131,145
Accounts receivable	80,108	(168,623)
Prepaid expenses and other current assets	3,612	16,615
Accounts payable and accrued liabilities	(155,752)	(38,426)
Accounts payable to related party	3,521	-
Accrued liabilities to related party	87,559	-
Deferred revenue	12,422	(134,644)
Net cash used in operating activities	(249,948)	(773,040)

Cash flows from investing activities:
Purchase of property and equipment	(9,370)	(17,287)

Net cash used in investing activities	(9,370)	(17,287)

Cash flows from financing activities:
Proceeds from related party short term debt	200,000	241,753
Payments on related party short term debt	(39,602)	(213,445)
Net change in bank line of credit	-	(44)
Proceeds from note payable from individual	-	315,000
Common stock and warrants issued for cash	95,000	400,000

Net cash provided by financing activities	255,398	743,264

Net decrease in cash and cash equivalents	(3,920)	(47,063)

Cash and cash equivalents at beginning of period	43,703	256,121
Cash and cash equivalents at end of period	$39,783	$209,058

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$305,000	$-
Issuance of common stock and warrants for conversion of accounts payable	-	15,000
Supplemental information:
Cash paid for interest	25,458	7,677

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.           BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

2.           GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2008 and 2007, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.           NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 are summarized below:	3/31/2008	12/31/2007

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
Note payable to related parties:
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum.
Note payable to SAI Corporation due on demand
	$700,000	$500,000
Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of March 31, 2008, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively. During the three months ended March 31, 2008, we made payments of $39,602 on these related party notes.

Notes payable to William Koehler due on demand	37,167	36,569
Notes payable to Manfred Sternberg due on demand	35,969	76,169

	$773,136	$612,738

4.           EQUITY TRANSACTIONS

During the quarter ended March 31, 2008, Bluegate completed the following equity transactions:

Issuance of common stock and warrants for cash:

1) In January 2008, we issued 170,000 shares of common stock, warrants for 130,000 shares of our common stock at an exercise price of $0.17 per share, warrants for 40,000 shares of our common stock at an exercise price of $1.00 per share for $85,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in these transactions were $70,223 and $14,777, respectively. As part of the $85,000 consideration, 510,000 previously issued warrants with exercise prices ranging from $0.75 to $1.25 were reduced to $0.17. The expiration date for 100,000 previously issued warrants was extended to January 22, 2011. All other terms of the warrant agreements remained the same.

Issuance of common stock for conversion of related party accounts payable, accrued liabilities and interest:

(2) On February 14, 2008, we finalized and consummated a transaction with a deemed effective date of February 1, 2008 whereby we issued 9,150,000 shares of stock for the conversion of related party debts of directors totaling $305,000. The conversion and purchase price per share was $0.0333334. The excess of the fair value of the stock over the debt converted and shares purchased totaled $518,500 and was recorded as compensation expense. The following individuals or related entities converted debt and received the following shares: (i) Stephen Sperco, Director and CEO, received 3,000,000 shares; (ii) SAI Corporation, an entity controlled by Stephen Sperco, received 1,500,000 shares; (iii) Manfred Sternberg, Director and Chief Strategy Officer, received 2,400,000 shares; (iv) William Koehler, Director and President, received 2,100,000 shares; and, (v) Dale Geary, Director, received, 150,000 shares.

Issuance of common stock to related party for cash:

(3) On February 14, 2008, we finalized and consummated a transaction with a deemed effective date of February 1, 2008 whereby we issued 300,000 shares of stock to two managers for $10,000. The purchase price per share was $0.0333334. The excess of the fair value of the stock over the shares purchased totaled $17,000 and was recorded as compensation expense. The following members of management purchased the following shares: Charles Leibold, CFO, purchased 150,000 shares; and, Larry Walker, President of Trilliant Technology Group, Inc., our 100% owned subsidiary, purchased 150,000 shares.

As a result of the February 14, 2008 transaction described in (2) and (3) above: (i) certain adjustment provisions in a previous convertible note agreements and warrant agreements issued in September 2005 and subsequent, were triggered and pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share; and, (ii) certain adjustment provisions in previous warrant agreements issued in June and July 2007, were triggered and pursuant to the adjustment provisions, the exercise price of previously issued warrants to purchase 7,500,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

Issuance of common stock warrants as additional consideration to borrow funds from related party:

(4) As disclosed in the above footnote 3, Notes Payable, during 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and, as of December 31, 2007 the Company had borrowed $500,000 from SAIC. On February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes.

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

As of March 31, 2008, the company has outstanding: (i) 24,783,565 shares of common stock; (ii) 18,204,590 warrants; (iii) 11,202,364 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 55,390,519 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 5,390,519 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

Stock options issued for services:

(5) During the quarter ended March 31, 2008, Bluegate expensed $142,230 related to previously issued stock options that vested during the period.

(6) The following table summarizes stock options issued to employees during the quarter ended March 31, 2008:

	Exercise	Fair	Expiration	Vesting	2008
Options	Price	Value	Date	Period	Expense
60,000	$0.25	$7,245	1/2/2013	Through 12/09	$906
10,000	0.25	840	1/15/2013	Through 12/08	210
5,000	0.25	465	1/21/2013	Through 12/08	117
50,000	0.25	3,743	2/1/2011	Immediately	3,743

125,000		$12,293			$4,976

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

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2007.

Certain statements contained in this report, including, without limitation, statements containing the words, "likely", "forecast", "project", "believe", "anticipate", "expect", and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-Q, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

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

CONSULTING PRACTICE
Healthcare institutions have very unique requirements not found in a typical commercial environment.  Our Healthcare consulting practice works with medical facilities and systems on evaluation, procurement and implementation of healthcare related voice, data, video, infrastructure and applications for the Healthcare environment with a particular emphasis on the deployment of Electronic Medical Record applications. Our IT/Telecommunications consulting practice works in various industry verticals providing evaluation, procurement and implementation of IT/Telecommunications solutions for our clients.  Our Applications consulting practice provides specific applications development, enhancement, coding, and integration work for various industry verticals.

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

MARKET OPPORTUNITY IN HEALTHCARE
Electronic data communication networks have vast potential for enhancing the quality of patient care, mitigating the soaring costs of healthcare, and protecting patient privacy.  To harness this potential, the current administration, Congress, and administrative agencies are advocating that all physicians get connected to the proposed national health information network (NHIN) system.  A NHIN is expected to enable physicians to write electronic prescriptions (eRx) and securely share patient electronic health records (EHR), including medical images, with other healthcare providers at hospitals, clinics, and individual physician offices.

In order to access and use the NHIN, individual physicians must have the appropriate IT environment at their offices, and the hospitals where they admit patients.  Further, the hospitals’ credentialed physicians must be on a common HIPAA compliant network.  Once the hospital has installed the necessary secure electronic connectivity behind their firewall, the "last mile" of connectivity, the figurative distance from the telecommunication provider's switch to an end user (i.e. the physician), still presents a major challenge.  In addition to being HIPAA-compliant, the networks also need to be interoperable, which requires assessing and augmenting physicians' existing IT equipment and resources.  Adequate training and technical support is necessary to ensure the highest possible network availability and security and the ability to move and manage information back and forth.

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

BLUEGATE STRATEGY
Healthcare
Our current short term strategies are to: (1) increase our market penetration and dominance of the Houston hospital, centralized Healthcare, and physician markets; (2) increase our market penetration of the Chicago hospital, centralized Healthcare, and physician markets; (3) commence deployment of services in other Texas cities; and, (4) commence deployment of services in other cities in the U.S.  Our long term strategy is fivefold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2)  sell our services to the physicians that utilize our Medical Grade Network®, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to medical institutions,  Healthcare facilities, regional health information organizations (RHIOs), and centralized Healthcare organizations (HCOs) for all their IT needs; (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefits, and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices; and (5) become the premier “boutique” consulting practice supporting the deployment of Electronic Medical Record systems and services.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors included a going concern qualification in their report dated March 5, 2008 (included in our annual report on Form 10-KSB for the year ended December 31, 2007), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2008, and the year ended December 31, 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the three months ended March 31, 2008 and 2007, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2008	2007

Net loss	$(1,086,820)	$(2,076,206)
Negative cash flow from operations	(249,948)	(773,040)
Negative working capital	(1,025,753)	(1,215,820)
Stockholders' deficit	(959,751)	(1,108,118)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

During the three months ended March 31, 2008 our Revenue was $1,042,527 versus $1,361,067 for the three month period ended March 31, 2007. This represents a decrease of $318,540 and is primarily attributable to: (i) the completion of certain large application development engagements throughout 2007, and (ii) the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system.

Our Cost of Services for the three months ended March 31, 2008 was $737,847 compared to $733,512 for the three months ended March 31, 2007. The net increase in Cost of Services of $4,335 is attributable to an increase in our professional services business.

Our Gross Profit for the three months ended March 31, 2008 was $304,680 compared to $627,555 for the three months ended March 31, 2007. Our Gross Profit as a percentage of sales decreased to 29% for the three months ended March 31, 2008 from 46% for the three months ended March 31, 2007 primarily as a result of (i) a decrease in revenue and (ii) an increase in our professional services business.

We incurred Selling, General and Administrative Expenses (SG&A) of $260,217 for the three months ended March 31, 2008 compared to $867,459 for the three months ended March 31, 2007. The decrease in SG&A of $607,242 is due primarily to a decrease of $538,000 related to business consulting and investment banking fees incurred during the first quarter of 2007 compared to -0- during the first quarter of 2008.

We incurred Compensation Expense of $1,106,191 for the three months ended March 31, 2008 compared to $1,797,125 for the three months ended March 31, 2007. The decrease in Compensation Expense of $690,934 is comprised of the following:

$(864,000)	decrease related to options issued for employee services
(335,000)	decrease related to changes in personnel
(136,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

We incurred a Net Loss of $1,086,820 for the three months ended March 31, 2008 compared to a Net Loss of $2,076,206 for the three months ended March 31, 2007. The decrease of $989,386 in the Net Loss is due primarily to the decrease in compensation expense as detailed above.

FORECAST FOR OUR CUSTOMER BASE

The increased reliance on IT and Telecommunications to manage costs and deploy enhanced business solutions has created an ideal business environment for Bluegate in 2008 and beyond.  This trend is particularly evident in Healthcare where the roll-out of Electronic Medical Records and cost control initiatives are National priorities.

Bluegate Services
At March 31, 2008, we had approximately 500 Medical Grade Network® customers which we forecast will increase moderately through 2008. For the balance of 2008, greater focus will be given to more complex projects and applications, which should result in more efficient use of our resources and higher profit margins on the project work.

Professional Services
In October 2007 we were awarded a contract with a healthcare system in Texas to provide Implementation Project Management and consulting services through the second quarter of 2008. For the quarter ended March 31, 2008, we experienced an increase in revenue from this line of business and anticipate a continuing relationship with this Healthcare system throughout 2008. As a result of these services, we have been requested to provide several proposals to other Healthcare entities for similar services. We will continue to put particular focus on the delivery of Implementation Project Management services to the growing Healthcare industry. There has been much activity in the IT Infrastructure segment of our practice and the expectation is for the Revenue in our Trilliant Technology Group to grow through the remainder of 2008.

Application Development
Throughout 2007 we completed certain application development engagements which resulted in a decrease in both revenue and corresponding contractor expenses in the first quarter of 2008. We are currently pursuing multiple opportunities to expand this practice area.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the quarter ended March 31, 2008 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of March 31, 2008, our cash and cash equivalents were $39,783; total current assets were $380,003, total current liabilities were $1,405,756 and total stockholders’ deficit was $959,751. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each until the company achieves a net positive cash flow from operations. Additionally, effective February 1, 2008, the three executives converted a combined total of $300,000 of their related debt into equity. Two of the company’s executive officers agreed not to cash some of their payroll or expense reimbursement checks issued to them in 2007. As of March 31, 2008, approximately $87,000 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $127,157 on the balance sheet.

We intend to use debt to cover the anticipated negative cash flow into the third quarter of 2008, at which time we project to be operating at a break-even cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

NONE.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 5.                      OTHER INFORMATION

NONE

ITEM 6.                      EXHIBITS

Exhibit
Number	Name

31.1
CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15d - 14(a) OF THE SECURITIES EXCHANGE ACT OF  1934,  AS  ADOPTED  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002 OF THE CHIEF EXECUTIVE OFFICER

31.2
CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15a - 14(a) OF THE SECURITIES EXCHANGE ACT OF  1934,  AS  ADOPTED  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002 OF THE CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

32.1	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF EXECUTIVE OFFICER

32.2	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluegate Corporation

Date:	May 6, 2008	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	May 6, 2008	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2