Form 10-Q
period 2008-09-30
BLUEGATE CORP
filed 2008-10-23
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 24,783,565 common shares outstanding as of October 14, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Small reporting company	[X]

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,071	$43,703
Accounts receivable, net	356,663	400,023
Prepaid expenses and other	13,782	23,917
Total current assets	392,516	467,643
Property and equipment, net	40,772	63,525
Intangibles, net	-	6,775
Total assets	$433,288	$537,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$286,552	$289,583
Accounts payable to related party	40,071	40,089
Accrued liabilities	61,300	149,221
Notes payable	12,800	12,800
Notes payable to related parties	970,246	612,738
Accrued liabilities to related parties	175,524	344,598
Deferred revenue	175,900	153,579
Total current liabilities	1,722,393	1,602,608

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2008)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 24,783,565 and 15,163,565 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24,784	15,164
Additional paid-in capital	26,124,597	24,746,778
Accumulated deficit	(27,438,486)	(25,826,607)
Total stockholders’ deficit	(1,289,105)	(1,064,665)
Total liabilities and stockholders’ deficit	$433,288	$537,943

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Service revenue	$1,131,719	$1,280,525	$3,196,651	$4,448,847
Cost of services	751,437	938,600	2,354,462	2,940,899
Gross profit	380,282	341,925	842,189	1,507,948
Selling, general and administrative expenses	154,361	144,502	566,781	1,389,095
Compensation expense	325,028	1,437,448	1,739,583	4,474,604
Loss from operations	(99,107)	(1,240,025)	(1,464,175)	(4,355,751)
Interest expense	(88,276)	(11,267)	(147,704)	(58,781)
Net loss	(187,383)	(1,251,292)	(1,611,879)	(4,414,532)

Deemed dividend on preferred stock	-	-	-	(600,000)
Net loss attributable to common shareholders	$(187,383)	$(1,251,292)	$(1,611,879)	$(5,014,532)
Net loss attributable to common shareholders per common share - basic and diluted	$(0.01)	$(0.09)	$(0.07)	$(0.37)

Basic and diluted weighted average shares outstanding	24,783,565	14,333,705	23,700,755	13,567,314

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2007	15,163,565	$15,164	48	$-	$24,746,778	$(25,826,607)	$(1,064,665)
Issuance of common stock and warrants for cash	170,000	170			84,830		85,000
Issuance of common stock to related party for:
- cash	111,111	111			9,889		10,000
- compensation	188,889	189			16,811		17,000
Issuance of common stock for:
- related party debt	3,388,889	3,389			301,611		305,000
- compensation	5,761,111	5,761			512,739		518,500
Issuance of common stock warrants as additional consideration to borrow funds from related party					109,028		109,028
Common stock options issued for employee services					342,911		342,911
Net loss						(1,611,879)	(1,611,879)
Balance at September 30, 2008	24,783,565	$24,784	48	$-	$26,124,597	$(27,438,486)	$(1,289,105)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,611,879)	$(4,414,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,398	50,331
Common stock issued for outside services	-	329,525
Common stock options issued for employee services	342,911	2,678,827
Common stock issued for delay in filing a registration statement	-	98,655
Common stock warrants issued to borrow funds from related party	109,028	-
Contingent shares issued for Trilliant acquisition accounted for as compensation	-	33,580
Common stock issued for employee compensation	-	142,500
Common stock issued for compensation	535,500	-
Common stock and warrants issued for services	-	172,850
Changes in operating assets and liabilities:
Accounts receivable	43,360	(78,449)
Prepaid expenses and other current assets	10,135	34,814
Accounts payable and accrued liabilities	(90,952)	48,539
Accounts payable to related party	(18)	127,118
Accrued liabilities to related party	135,926	-
Deferred revenue	22,321	(715,831)
Net cash used in operating activities	(461,270)	(1,492,073)
Cash flows from investing activities:
Purchase of property and equipment	(12,870)	(29,102)
Net cash used in investing activities	(12,870)	(29,102)

Cash flows from financing activities:
Proceeds from related party short term debt	515,000	595,117
Payments on related party short term debt	(157,492)	(555,455)
Net change in bank line of credit	-	(44,590)
Proceeds from note payable from individual	-	315,000
Repayment of note payable from individual	-	(315,000)
Common stock and warrants issued for cash	95,000	700,000
Preferred stock and common stock warrants issued for cash	-	600,000

Net cash provided by financing activities	452,508	1,295,072

Net decrease in cash and cash equivalents	(21,632)	(226,103)

Cash and cash equivalents at beginning of period	43,703	256,121
Cash and cash equivalents at end of period	$22,071	$30,018

Non Cash Transactions:
Deemed dividend from beneficial conversion feature on preferred stock	$-	$600,000
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	305,000	-
Issuance of common stock and warrants for conversion of accounts payable	-	40,002
Supplemental information:
Cash paid for interest	106,204	58,781

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

2.           GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2008 and 2007, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.           NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 are summarized below:	9/30/2008	12/31/2007

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
Note payable to related parties:
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $40,000 origination fee and (2) Sperco Technology Group, Inc. (“STG”), a corporation controlled by our CEO, Stephen Sperco, all past due amounts totaling $104,972. On August 14, 2008, the Company entered into a short term unsecured loan with SAIC to meet its working capital needs to borrow $65,000. Upon borrowing the $65,000, the Company agreed to pay SAIC a $6,500 origination fee and to repay SAIC with the first available funds once the August 15, 2008 payroll and medical insurance premium was paid. The Company paid the $65,000 loan and $6,500 fee on August 15, 2008. On August 28, 2008, the Company borrowed $50,000 from SAIC and agreed to pay SAIC a $5,000 origination fee. The Company paid the $50,000 funds borrowed and $5,000 fee on September 11, 2008. See footnote 5, Subsequent Events.
Note payable to SAI Corporation due on demand
	$900,000	$500,000
Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of September 30, 2008, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively. During the nine months ended September 30, 2008, we made payments of $42,492 on these related party notes.

Notes payable to William Koehler due on demand	35,748	36,569
Notes payable to Manfred Sternberg due on demand	34,498	76,169

	$970,246	$612,738

4.           EQUITY TRANSACTIONS

During the nine months ended September 30, 2008, Bluegate completed the following equity transactions:

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

As of September 30, 2008, the company has outstanding: (i) 24,783,565 shares of common stock; (ii) 17,529,590 warrants; (iii) 11,134,030 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,647,185 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,647,185 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

Stock options issued for services:

(5) During the nine months ended September 30, 2008, Bluegate expensed $336,726 related to previously issued stock options that vested during the period.

(6) The following table summarizes stock options issued to employees during the nine months ended September 30, 2008:

	Exercise	Fair	Expiration	Vesting	2008
Options	Price	Value	Date	Period	Expense
15,000	$0.25	$1,811	1/2/2013	Through 6/08	$1,811
3,332	0.25	280	1/15/2013	Through 4/08	280
5,000	0.25	465	1/21/2013	Through 12/08	351
50,000	0.25	3,743	2/1/2011	Immediately	3,743

73,332		$6,299			$6,185

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

5.  SUBSEQUENT EVENTS

As disclosed in footnote 3, Notes Payable, during 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $20,000 origination fee and (2) Sperco Technology Group, Inc. all past due amounts.

In October 2008, we issued 1,150,000 unrestricted shares and 100,000 restricted shares of common stock to Stephen Sperco, our CEO as a result of his exercise of stock options on October 17, 2008. The Company satisfied related party debts owed to Mr. Sperco amounting to $38,334 and $3,334, respectively upon the exercise of these stock options.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for 2007.

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

During the nine months ended September 30, 2008, and the year ended December 31, 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the nine months ended September 30, 2008 and 2007, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2008	2007

Net loss attributable to common shareholders	$(1,611,879)	$(5,014,532)
Negative cash flow from operations	(461,270)	(1,492,073)
Negative working capital	(1,329,877)	(762,935)
Stockholders' deficit	(1,289,105)	(679,831)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

During the three months ended September 30, 2008 our Revenue was $1,131,719 versus $1,280,525 for the three month period ended September 30, 2007. This represents a decrease of $148,806 and is primarily attributable to: (i) a reduction of $315,000 related to the completion of certain large application development engagements; (ii) a reduction of $180,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (iii) a reduction of $45,000 related to the reduction of EMR related projects and (iv) offset by an increase of $308,000 related to the implementation project management and consulting services.

Our Cost of Services for the three months ended September 30, 2008 was $751,437 compared to $938,600 for the three months ended September 30, 2007. The net decrease in Cost of Services of $187,163 is primarily attributable to $57,000 related to the completion of certain large application development engagements throughout 2007 and $75,000 due to the reduction of EMR related projects.

Our Gross Profit for the three months ended September 30, 2008 was $380,282 compared to $341,925 for the three months ended September 30, 2007. Our Gross Profit as a percentage of sales increased to 34% for the three months ended September 30, 2008 from 27% for the three months ended September 30, 2007 primarily as a result of the changes in the Revenue and Cost of Services as described above.

We incurred Selling, General and Administrative Expenses (SG&A) of $154,361 for the three months ended September 30, 2008 compared to $144,502 for the three months ended September 30, 2007. The increase in SG&A of $9,859 is insignificant.

We incurred Compensation Expense of $325,028 for the three months ended September 30, 2008 compared to $1,437,448 for the three months ended September 30, 2007. The decrease in Compensation Expense of $1,112,420 is principally comprised of the following:

$(823,000)	decrease related to options issued for employee services
(400,000)	decrease related to the reduction in personnel

We incurred a Net Loss of $187,383 for the three months ended September 30, 2008 compared to $1,251,292 for the three months ended September 30, 2007. The decrease of $1,063,909 in the Net Loss is due primarily to the decrease in compensation expense as detailed above, as well as the changes in the Revenue and Cost of Services as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine months ended September 30, 2008 our Revenue was $3,196,651 versus $4,448,847 for the nine month period ended September 30, 2007. This represents a decrease of $1,252,196 and is primarily attributable to: (i) a reduction of $1,019,000 related to the completion of certain large application development engagements; (ii) a reduction of $541,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (iii) a reduction of $478,000 related to the reduction of EMR related projects and (iv) offset by an increase of $663,000 related to the implementation project management and consulting services.

Our Cost of Services for the nine months ended September 30, 2008 was $2,354,462 compared to $2,940,899 for the nine months ended September 30, 2007. The net decrease in Cost of Services of $586,437 is primarily attributable to $325,000 related to the completion of certain large application development engagements throughout 2007 and $320,000 due to the reduction of EMR related projects.

Our Gross Profit for the nine months ended September 30, 2008 was $842,189 compared to $1,507,948 for the nine months ended September 30, 2007. Our Gross Profit as a percentage of sales decreased to 26% for the nine months ended September 30, 2008 from 34% for the nine months ended September 30, 2007 primarily as a result of the changes in the Revenue and Cost of Services as described above.

We incurred Selling, General and Administrative Expenses (SG&A) of $566,781 for the nine months ended September 30, 2008 compared to $1,389,095 for the nine months ended September 30, 2007. The decrease in SG&A of $822,314 is due primarily to a decrease of $600,000 related to business consulting and investment banking fees, as well as the effects of additional cost control measures instituted during the first quarter of 2008.

We incurred Compensation Expense of $1,739,583 for the nine months ended September 30, 2008 compared to $4,474,604 for the nine months ended September 30, 2007. The decrease in Compensation Expense of $2,735,021 is principally comprised of the following:

$(2,336,000)	decrease related to options issued for employee services
(900,000)	decrease related to the reduction in personnel
(143,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

We incurred a Net Loss of $1,611,879 for the nine months ended September 30, 2008 compared to a Net Loss of $4,414,532 for the nine months ended September 30, 2007. The decrease of $2,802,653 in the Net Loss is due primarily to the decrease in compensation expense as detailed above, as well as the changes in the Revenue and Cost of Services as described above.

There was no deemed dividend on preferred shares and common stock warrants issued for the nine months ended September 30, 2008 as compared to $600,000 for the nine months ended September 30, 2007.

The net loss attributable to common shareholders was $1,611,879 for the nine months ended September 30, 2008 compared to $5,014,532 for the nine months ended September 30, 2007 due to the items described above.

FORECAST FOR OUR CUSTOMER BASE

The increased reliance on IT and Telecommunications to manage costs and deploy enhanced business solutions has created an ideal business environment for Bluegate in 2008 and beyond.  This trend is particularly evident in Healthcare where the roll-out of Electronic Medical Records and cost control initiatives are National priorities.

Bluegate Services
At September 30, 2008, we had approximately 500 Medical Grade Network® customers which we forecast will increase moderately for the remainder of the year. During the second half of 2008, we continued greater focus to more complex projects and applications, which should result in more efficient use of our resources and higher profit margins on the project work.

Professional Services
In October 2007 we were awarded a contract with a healthcare system in Houston, Texas to provide Implementation Project Management and consulting services into the fourth quarter of 2008. For the nine months ended September 30, 2008, we experienced an increase in revenue from this line of business and anticipate a continuing relationship with this Healthcare system throughout 2008. During the second and third quarters of 2008 we entered into contracts with healthcare related systems in Texas, Illinois and California to provide similar services. We will continue to put particular focus on the delivery of Implementation Project Management services to the growing Healthcare industry.

Application Development
Throughout 2007 we completed certain application development engagements which resulted in a decrease in both revenue and corresponding contractor expenses during the nine months ended September 30, 2008. We are currently pursuing multiple opportunities to expand this practice area.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the nine months ended September 30, 2008 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of September 30, 2008, our cash and cash equivalents were $22,071; total current assets were $392,516, total current liabilities were $1,722,393 and total stockholders’ deficit was $1,284,255. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each (which were further reduced to $24,000 effective May 1, 2008) until the company achieves a net positive cash flow from operations. Additionally, effective February 1, 2008, the three executives converted a combined total of $300,000 of their related debt into equity. Two of the company’s executive officers agreed not to cash some of their payroll or expense reimbursement checks issued to them in 2007. As of September 30, 2008, approximately $87,000 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $175,524 on the balance sheet.

We intend to use debt to cover the anticipated negative cash flow into the fourth quarter of 2008, at which time we project to be operating at a break-even cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

NONE.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued unregistered securities in the following transaction.

In October 2008, we issued 100,000 restricted shares of common stock to Stephen Sperco, our CEO as a result of his exercise of stock options on October 17, 2008. The Company satisfied a related party debt owed to Mr. Sperco amounting to $3,334 upon the exercise of these stock options. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

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

Bluegate Corporation

Date:	October 23, 2008	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	October 23, 2008	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2