Form 10-K
period 2008-12-31
BLUEGATE CORP
filed 2009-04-13
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

701 North Post Oak Road, Suite 600, Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)

                  Registrant’s Telephone Number, Including Area Code 713-686-1100

Securities registered pursuant to Section 12(b) of the Act:
                    Title of Each Class           Name Of Each Exchange On Which Registered
None                                                                 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value, listed on the Over-The-Counter Bulletin Board.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                           Yes       No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                     Yes x    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                             x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
                                                                               Large accelerated filer                      Accelerated filer

                                                                               Non-accelerated filer                         Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                       Yes       No x

As of April 8, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $219,365.

On April 8, 2009, the registrant had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

Documents Incorporated by Reference

None

PART I

Item 1. Business.

INTRODUCTION
Bluegate Corporation (the “Company”) was  originally  incorporated  as  Solis Communications, Inc. on  July  23,  2001  and  adopted  a  name  change  to  Crescent Communications Inc. upon completion  of  a reverse acquisition of Berens Industries,  Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”).

Bluegate is a Nevada Corporation that provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT, telecommunication, implementation project management and consulting through its professional services organization.

In this Form 10-K, we refer to ourselves as "Bluegate", "We", Us", “the Company”, and "Our."

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

Our functional currency is the U.S. dollar.  Our independent registered public accounting firm issued a going concern qualification in their report dated April 8, 2009, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) and our trading symbol is "BGAT."

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

As a result of his purchase of Series C Preferred Stock described above, and his previously acquired stock and warrants, and most recent conversion of certain debt to equity and additional warrants received in 2008, Mr. Sperco beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred stock, and 62% when taking into account the super voting power of the Preferred Stock. One of the conditions of Mr. Sperco’s purchase of the Preferred Stock was that both he and Dale Geary be appointed as Directors.  Continuing as Directors are Manfred Sternberg and William Koehler.  We have increased the size of our Board of Directors to consist of five Directors, one of which positions is now vacant.

OUR BUSINESS
Bluegate provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the Healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT, telecommunication, implementation project management and consulting through its professional services organization.

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

BLUEGATE STRATEGY
Healthcare
Our current short term strategies are to: (1) increase our market penetration of the Houston hospitals, centralized Healthcare, and physician markets; (2) commence deployment of services in other Texas cities; and, (3) commence deployment of services in other cities in the U.S.  Our long term strategy is fivefold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2)  sell our services to the physicians that utilize our Medical Grade Network®, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to medical institutions,  Healthcare facilities, regional health information organizations (RHIOs), and centralized Healthcare organizations (HCOs) for all their IT needs; (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefits, and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices; and (5) become the premier “boutique” consulting practice supporting the deployment of Electronic Medical Record systems and services.

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

OUR BUSINESS - CUSTOMERS AND VENDORS
Major Customers.  During 2008, our top five customers accounted for 41% of our service revenue and no single customer accounted for more than 12% of service revenue.

Major Vendors. During 2008, our top five vendors accounted for 74% of our purchases and no single vendor accounted for more than 21% of purchases.

EMPLOYEES
We currently have 29 employees of whom 28 are full time employees.

AVAILABLE INFORMATION ABOUT US
The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). Our Internet site is www.bluegate.com.

Item 1A. Risk Factors.

Our future performance is subject to a variety of risks. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and related notes, and information contained in the Company’s other SEC filings. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the business risk factors that might cause those differences.

RISKS RELATED TO OUR FINANCIAL OPERATIONS:

OUR PAST LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO OPERATE PROFITABLY OR CONTINUE AS A GOING CONCERN
We have experienced substantial operating losses and we expect to incur significant operating losses until sales increase. We will also need to raise sufficient funds to finance our activities. We may be unable to achieve or sustain profitability. Our independent registered public accounting firm included an explanatory paragraph in their report indicating substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt as to our ability to continue as a going concern.

OUR EXPECTED FUTURE LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE CAN RAISE CAPITAL
Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may sell additional equity securities, or accept debt financing or obtain financing through a bank or other entity. There is no limit as to the amount of debt we may incur. Additional financing may not be available to us or may not be available on terms acceptable to us. If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock.

WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS
We may require additional capital resources in order to conduct our operations. If we cannot obtain additional funding, we may make reductions in the scope and size of our operations. In order to grow and expand our business, and to introduce our services to the marketplace, we will need to raise additional funds.

RISKS RELATED TO OUR BUSINESS OPERATIONS:

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

IF WE DO NOT KEEP PACE WITH OUR COMPETITORS AND WITH TECHNOLOGICAL AND MARKET CHANGES, OUR SERVICES MAY BECOME OBSOLETE AND OUR BUSINESS MAY SUFFER
The market for our services is competitive and could be subject to rapid technological changes. We believe that there are potentially many competitive approaches being pursued, including some by private companies from which information is difficult to obtain. Many of our competitors have significantly greater resources and more services that directly compete with our services. Our competitors may have developed, or could in the future develop, new technologies that compete with our services even render our services obsolete.

WE COULD HAVE SYSTEMS FAILURES THAT COULD ADVERSELY AFFECT OUR BUSINESS
Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. Although we have taken precautions against system failure, interruptions could result from natural disasters as well as power losses, Internet failures, telecommunication failures and similar events. Our systems are also subject to human error, security breaches, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ADEQUATELY ADDRESS SECURITY ISSUES
We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. Nonetheless, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

RISKS RELATED TO OUR SECURITIES:

LACK OF AUTHORIZED STOCK TO COVER ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES
As of December 31, 2008, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,521,550 warrants; (iii) 9,783,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,538,712 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,538,712 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE A GAIN ON HIS INVESTMENT IF THE MARKET PRICE OF OUR COMMON STOCK INCREASES
We have never paid, and do not intend, to pay any cash dividends on our common Stock for the foreseeable future. An investor, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

BECAUSE SHARES OF OUR COMMON STOCK MAY MOST LIKELY TRADE UNDER $5.00 PER SHARE, THE APPLICATION OF THE PENNY STOCK REGULATION COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND MAY AFFECT THE ABILITY OF HOLDERS OF OUR COMMON STOCK TO SELL THEIR SHARES
Our securities may be considered a penny stock. Penny stocks generally are defined as securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or quoted on the Nasdaq stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. For any transaction involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements must be sent by the broker-dealer disclosing recent price information on the limited market in penny stocks. The penny stock rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the public market.

RISKS RELATED TO OUR CORPORATE GOVERNANCE:

OUR OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AND HAVE INDEMNITY RIGHTS
The Nevada Revised Statutes, our Articles of Incorporation and our By-Laws provide that we may indemnify our officers and directors against losses or liabilities which arise in their corporate capacity. The effect of these provisions could be to dissuade lawsuits against our officers and directors.

Item 2. Properties.

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

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for a vote in 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCBB and our trading symbol is "BGAT."  The following table sets forth the quarterly high and low bid price per share for our common stock.  These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices.  Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE	2008		2007
	HIGH	LOW	HIGH	LOW
First Quarter	$ 0.15	$ 0.06	$ 1.05	$ 0.70
Second Quarter	0.09	0.03	0.92	0.40
Third Quarter	0.15	0.03	0.55	0.08
Fourth Quarter	0.04	0.005	0.24	0.06

COMMON STOCK
On April 8, 2009, we had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

On April 8, 2009, the closing bid price of our stock was $0.02 per share.

On April 8, 2009, we had approximately 486 shareholders of record.

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

SALE OF UNREGISTERED SECURITIES
In March 2009, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.10 per share to an employee. The option had a market value of $1,769 on the date of grant, vested immediately and expires in March 2012. We expensed $1,769 in March 2009 related to this option. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	9,783,597	$0.40	1,867,315	(1)
(1) These shares are the remaining unissued shares under our 2005 Stock and Stock Option Plan (the 2005 Plan).

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan").  The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2005 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2008, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

Item 6. Selected Financial Data.

Disclosure is not required as a result of our Company’s status as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements.

OVERVIEW
Bluegate provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides IT, telecommunication, implementation project management and consulting through its professional services organization.

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated April 9, 2009, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2008	2007
Net loss attributable to common shareholders	$(1,794,546)	$(5,726,080)
Negative cash flow from operations	(660,290)	(1,923,684)
Negative working capital	(1,398,715)	(1,134,965)
Stockholders’ deficit	(1,354,334)	(1,064,665)
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

LIQUIDITY AND CAPITAL RESOURCES
Operations for the year ended December 31, 2008 have been funded by the issuance of common stock and options for cash in private transactions and loans from related parties. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of December 31, 2008, our cash and cash equivalents were $11,283; total current assets were $536,412, total current liabilities were $1,935,127 and total stockholders’ deficit was $1,354,334. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each (which were further reduced to $24,000 effective May 1, 2008) until the company achieves a net positive cash flow from operations. Additionally, effective February 1, 2008, the three executives converted a combined total of $300,000 of their related debt into equity. Two of the company’s executive officers agreed not to cash some of their payroll or expense reimbursement checks issued to them in 2007. As of December 31, 2008, approximately $87,000 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

We intend to use debt to cover the anticipated negative cash flow into the second quarter of 2009, at which time we project to be operating at a break-even cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

Our future capital requirements will depend upon many factors, including the following:
-	The cost of operating delivering the Medical Grade Network® services
-	The cost of sales and marketing
-	The rate at which we expand our operations
-	Attractive acquisition opportunities
-	The response of competitors
-	Capital expenditures

RESULTS OF OPERATIONS

	Year Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008 from 2007	2007 from 2006
Service revenue	$4,442,465	$5,835,075	$3,707,908	$(1,392,610)	$2,127,167
Cost of services	2,960,169	3,193,096	1,742,420	(232,927)	1,450,676
Gross profit	1,482,296	2,641,979	1,965,488	(1,159,683)	676,491
Selling, general and administrative expenses	796,245	1,717,161	1,748,298	(920,916)	(31,137)
Compensation expense	2,268,113	5,976,232	8,050,860	(3,708,119)	(2,074,628)
Goodwill impairment	-	-	113,021	-	(113,021)
Loss from operations	(1,582,062)	(5,051,414)	(7,946,691)	(3,469,352)	(2,895,277)
Loss on debt extinguishment	-	-	(472,952)	-	472,952
Interest expense	(212,484)	(74,666)	(771,916)	137,818	(697,250)
Net loss	(1,794,546)	(5,126,080)	(9,191,559)	(3,331,534)	(4,065,479)
Deemed dividend on preferred stock	-	(600,000)	-	(600,000)	600,000
Net loss attributable to common shareholders	$(1,794,546)	$(5,726,080)	$(9,191,559)	$(3,931,534)	$(3,465,479)

Service Revenue.
The $2,127,167 increase in Service Revenue from 2006 to 2007 was primarily attributable to our professional service business and our efforts to market our Medical Grade Network® business. During 2006 we commenced our national marketing efforts to hospital systems and were successful in securing two initial projects for hospitals outside of Texas. The decrease in Service Revenue of $1,392,610 from 2007 to 2008 is primarily attributable to: (i) a reduction of $1,058,000 related to the completion of certain large application development engagements; (ii) a reduction of $661,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) a reduction of $549,000 related to the reduction of EMR related projects and (iv) offset by an increase of $944,000 related to the implementation project management and consulting services.

Cost of Services.
The $1,450,676 increase in Cost of Services from 2006 to 2007 is attributable to the costs associated with the increase in our professional service business and the expansion of our Medical Grade Network® services. The net decrease in Cost of Services of $232,927 from 2007 to 2008 is primarily attributable to: (i) a $282,000 decrease related to the completion of certain large application development engagements throughout 2007; (ii) a $358,000 decrease due to the reduction of EMR related projects; and (iii) partially offset by an increase of $440,000 related to personnel costs for the implementation project management and consulting services reclassified from Compensation Expense.

Gross Profit.
Our Gross Profit increased $676,491 from 2006 to 2007 and decreased $1,159,683 from 2007 to 2008. Our Gross Profit as a percentage of Service Revenue decreased from 53% in 2006 to 45% in 2007 to 33% in 2008 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $31,137 decrease in SG&A from 2006 to 2007 was due primarily to the expansion of our sales and marketing efforts partially offset by the implementation of our cost reduction measures beginning in the third quarter of 2007. The decrease in SG&A of $920,916 from 2007 to 2008 is due primarily to the elimination of $590,000 related to business consulting and investment banking fees, as well as the effects of additional cost control measures instituted during the first quarter of 2008.

Compensation Expense.
The decrease in Compensation Expense of $2,074,628 from 2006 to 2007 is principally comprised of the following:
$(1,479,000)	decrease primarily related to options issued for employee services
(832,000)	decrease related to conversion of related party debt for common stock
(351,000)	decrease related to issuance of common stock warrants for extension of repayment
(238,000)	decrease related to contingent shares issued for Trilliant acquisition
790,000	increase related to personnel costs of our professional service business and our efforts to market our Medical Grade Network® business
143,000	increase related to issuance of shares for employee compensation

The decrease in Compensation Expense of $3,708,119 from 2007 to 2008 is principally comprised of the following:
$(2,737,000)	decrease primarily related to options issued for employee services
(1,027,000)	decrease related to the reduction in personnel or salaries
(440,000)	decrease related to reclassification of personnel to Cost of Services
(143,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

Goodwill Impairment and Loss on Debt Extinguishment.
In 2006 we reported a Goodwill Impairment of $113,021 and Loss on Debt Extinguishment of $472,952. There were no similar transactions for 2007 and 2008.

Interest Expense.
The $697,250 decrease in Interest Expense from 2006 to 2007 was a result of issuing common stock warrants for the extension of repayments of the convertible notes payable in 2006. The increase in Interest Expense of $137,818 from 2007 to 2008 was a result of the $600,000 increase in borrowings under the secured note payable to related party.

Net Loss.
The Net Loss decreased $4,065,479 from 2006 to 2007 and decreased $3,331,534 from 2007 to 2008 primarily due to the decrease in Compensation Expense as detailed above, as well as the changes in the Service Revenue and Cost of Services as described above.

Deemed Dividend on Preferred Stock.
There was no Deemed Dividend on Preferred Stock and common stock warrants issued for the years 2008 and 2006 as compared to $600,000 for the year 2007.

Net Loss Attributable to Common Shareholders.
The Net Loss Attributable to Common Shareholders decreased $3,465,479 from 2006 to 2007 and decreased $3,931,534 from 2007 to 2008 due to the items described above.

FINANCIAL CONDITION

	Year Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008 from 2007	2007 from 2006
Net cash (used in) operating activities	$(660,290)	$(1,923,684)	$(1,039,364)	$(1,263,394)	$884,320
Net cash (used in) investing activities	(23,470)	(34,708)	(26,409)	(11,238)	8,299
Net cash provided by financing activities	651,340	1,745,974	1,294,103	(1,094,634)	451,871
Net increase (decrease) in cash	$(32,420)	$(212,418)	$228,330	$(179,998)	$(440,748)

Cash balance at end of year	$11,283	$43,703	$256,121

Operating Activities.
The increase of $884,320 in cash used in operations from 2006 to 2007 is primarily due to the $790,000 increase related to personnel costs of our professional service business and our efforts to market our Medical Grade Network® business.
The decrease of $1,263,394 in cash used in operations from 2007 to 2008 is primarily due to the $1,027,000 decrease in personnel and related salaries as a result of: (1) the completion of certain large application development engagements during 2007; (2) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (3) the reduction of EMR related projects; and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2006 through 2008 are insignificant.

Financing Activities.
The increase of $451,871 in net cash provided by financing activities from 2006 to 2007 is primarily due to: (1) a $770,000 decrease in investments in the company’s common stock and warrants; (2) a $600,000 increase in an investment in preferred stock by a related party; (3) a $467,000 decrease due to the payment of convertible notes payable in 2006; and (4) a $244,000 net increase in related party short term debt.
The net decrease of $1,094,634 in cash provided by financing activities from 2007 to 2008 is primarily due to: (1) a $605,000 decrease in investments in the company’s common stock and warrants; (2) a $600,000 decrease due to the investment in preferred stock by a related party in 2007; and (3) a $65,000 net increase in related party short term debt.

FORECAST FOR OUR CUSTOMER BASE
The increased reliance on IT and Telecommunications to manage costs and deploy enhanced business solutions has created an ideal business environment for Bluegate in 2008 and beyond.  This trend is particularly evident in Healthcare where the roll-out of Electronic Medical Records and cost control initiatives are National priorities.

Bluegate Services
At December 31, 2008, we had approximately 500 Medical Grade Network® customers which we forecast will increase moderately next year. During the second half of 2008, we continued greater focus on more complex projects and applications, which resulted in more efficient use of our resources and higher profit margins on the project work.

Professional Services
In October 2007 we were awarded a contract with a healthcare system in Houston, Texas to provide Implementation Project Management and consulting services into the fourth quarter of 2008. For the year ended December 31, 2008, we experienced an increase in revenue from this line of business and anticipate a continuing relationship with this Healthcare system throughout 2009. During the second and third quarters of 2008 we entered into contracts with healthcare related systems in Texas, Illinois and California to provide similar services. We will continue to put particular focus on the delivery of Implementation Project Management services to the growing Healthcare industry.

Application Development
Throughout 2007 we completed certain application development engagements which resulted in a decrease in both revenue and corresponding contractor expenses during the year ended December 31, 2008. We are currently pursuing multiple opportunities to expand this practice area.

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

REVENUE RECOGNITION
Revenue, which includes licensing revenue, is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2008 and 2007, total deferred service revenue was $194,472 and $153,579, respectively.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated April 9, 2009, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2008	2007
Net loss attributable to common shareholders	$(1,794,546)	$(5,726,080)
Negative cash flow from operations	(660,290)	(1,923,684)
Negative working capital	(1,398,715)	(1,134,965)
Stockholders’ deficit	(1,354,334)	(1,064,665)

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

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

BLUEGATE CORPORATION
TABLE OF CONTENTS
__________

PAGE
____

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           the Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation, (“Bluegate”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 9, 2009

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,283	$43,703
Accounts receivable, net	502,631	400,023
Prepaid expenses and other	22,498	23,917
Total current assets	536,412	467,643
Property and equipment, net	44,381	63,525
Intangibles, net	-	6,775
Total assets	$580,793	$537,943
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$230,325	$289,583
Accounts payable to related party	10,750	40,089
Accrued liabilities	139,046	149,221
Notes payable	12,800	12,800
Notes payable to related parties	1,169,079	612,738
Accrued liabilities to related parties	178,655	344,598
Deferred revenue	194,472	153,579
Total current liabilities	1,935,127	1,602,608

Commitments and contingencies - Note 10

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable Preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2008 and 2007; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2008)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 and 15,163,565 shares issued and outstanding at December 31, 2008 and 2007, respectively	26,034	15,164
Additional paid-in capital	26,240,785	24,746,778
Accumulated deficit	(27,621,153)	(25,826,607)
Total stockholders’ deficit	(1,354,334)	(1,064,665)
Total liabilities and stockholders’ deficit	$580,793	$537,943

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Service revenue	$4,442,465	$5,835,075
Cost of services	2,960,169	3,193,096
Gross profit	1,482,296	2,641,979
Selling, general and administrative expenses	796,245	1,717,161
Compensation expense	2,268,113	5,976,232
Loss from operations	(1,582,062)	(5,051,414)
Interest expense	(212,484)	(74,666)
Net loss	(1,794,546)	(5,126,080)
Deemed dividend on preferred stock	-	(600,000)
Net loss attributable to common shareholders	$(1,794,546)	$(5,726,080)

Net loss attributable to common shareholders per common share - basic and diluted	$(0.07)	$(0.41)

Basic and diluted weighted average shares outstanding	24,229,084	13,929,109

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2006	12,130,311	$12,130	-	$-	$19,627,159	$(20,700,527)	$(1,061,238)
Issuance of common stock and warrants for cash	1,400,000	1,400			698,600		700,000
Issuance of common stock for employee compensation	150,000	150			142,350		142,500
Issuance of common stock for outside services	621,773	622			354,903		355,525
Issuance of preferred stock and common stock warrants for cash			48	-	600,000		600,000
Beneficial conversion feature embedded in preferred stock					600,000		600,000
Deemed dividend on preferred stock					(600,000)		(600,000)
Common stock options issued for employee services					2,932,147		2,932,147
Employee common stock options re-priced					47,394		47,394
Issuance of common stock for delay in filing a registration statement	191,728	192			98,463		98,655
Issuance of common stock and warrants for:
- accounts payable	130,000	130			39,872		40,002
- services	120,000	120			172,730		172,850
Contingent shares issued for Trilliant acquisition accounted for as compensation	419,753	420			33,160		33,580
Net loss						(5,126,080)	(5,126,080)
Balance at December 31, 2007	15,163,565	15,164	48	-	24,746,778	(25,826,607)	(1,064,665)
Issuance of common stock and warrants for cash	170,000	170			84,830		85,000
Issuance of common stock to related party for:
- cash	111,111	111			9,889		10,000
- compensation	188,889	189			16,811		17,000
Issuance of common stock for:
- related party debt	3,388,889	3,389			301,611		305,000
- compensation	5,761,111	5,761			512,739		518,500
Issuance of common stock warrants as additional consideration to borrow funds from related party					109,028		109,028
Common stock options issued for employee services					418,681		418,681
Issuance of common stock for options exercised for conversion of related party debt	1,250,000	1,250			40,418		41,668
Net loss						(1,794,546)	(1,794,546)
Balance at December 31, 2008	26,033,565	$26,034	48	$-	$26,240,785	$(27,621,153)	$(1,354,334)

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	2008	2007
Cash flows from operating activities:
Net loss	$(1,794,546)	$(5,126,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,390	68,741
Common stock issued for outside services	-	355,525
Common stock options issued for employee services	418,681	2,932,147
Employee common stock options re-priced	-	47,394
Common stock issued for delay in filing a registration statement	-	98,655
Common stock warrants issued to borrow funds from related party	109,028	-
Contingent shares issued for Trilliant acquisition accounted for as compensation	-	33,580
Common stock issued for employee compensation	-	142,500
Common stock issued for compensation	535,500	-
Common stock and warrants issued for services	-	172,850
Changes in operating assets and liabilities:
Accounts receivable	(102,608)	(119,669)
Prepaid expenses and other current assets	1,419	25,030
Accounts payable and accrued liabilities	(69,433)	80,364
Accounts payable to related party	(29,339)	40,089
Accrued liabilities to related party	180,725	360,848
Deferred revenue	40,893	(1,035,658)
Net cash used in operating activities	(660,290)	(1,923,684)

Cash flows from investing activities:
Purchase of property and equipment	(23,470)	(34,708)
Net cash used in investing activities	(23,470)	(34,708)

Cash flows from financing activities:
Proceeds from related party short term debt	715,000	1,111,427
Payments on related party short term debt	(158,660)	(620,863)
Net change in bank line of credit	-	(44,590)
Proceeds from note payable from individual	-	315,000
Repayment of note payable from individual	-	(315,000)
Common stock and warrants issued for cash	95,000	700,000
Preferred stock and common stock warrants issued for cash	-	600,000
Net cash provided by financing activities	651,340	1,745,974

Net decrease in cash and cash equivalents	(32,420)	(212,418)
Cash and cash equivalents at beginning of period	43,703	256,121
Cash and cash equivalents at end of period	$11,283	$43,703

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$305,000	$-
Issuance of common stock for options exercised for conversion of related party accrued expenses and accrued interest	41,668	-
Deemed dividend from beneficial conversion feature on preferred stock	-	600,000
Issuance of common stock and warrants for conversion of accounts payable	-	40,002

Supplemental information:
Cash paid for interest	148,706	72,226

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bluegate Corporation (the “Company") is a Nevada Corporation that provides the nation's only Medical Grade Network® that facilitates physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provides hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provides Implementation Project Management and IT and telecommunications consulting through its professional services organization.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not secured. In February 2008, as a result of the transaction described in footnote 7 – notes payable and footnote 9 – stockholders’ deficit, as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Revenue, which includes licensing revenue, is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2008 and 2007, deferred service revenue was $194,472 and $153,579, respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2008 and 2007  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2008 and 2007.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity will be reclassified to liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimates the fair value of these liabilities as of January 1, 2009 to be approximately $84,000. The fair value of these liabilities will be re-measured at the end of every reporting period based on the market value of our common stock and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative liabilities.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

2. GOING CONCERN CONSIDERATIONS

During 2008 and 2007, the Company was unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors.  The Company experienced negative financial results as follows:

	2008	2007
Net loss attributable to common shareholders	$(1,794,546)	$(5,726,080)
Negative cash flow from operations	(660,290)	(1,923,684)
Negative working capital	(1,398,715)	(1,134,965)
Stockholders’ deficit	(1,354,334)	(1,064,665)

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

Effective September 30, 2007, in accordance with the asset sale and purchase agreement, 419,753 shares of Bluegate’s common stock valued at $33,580 was issued as additional consideration based upon the acquired business’ revenue after the second year. According to EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” whether the contingent shares are accounted for as an adjustment to the purchase price or as compensation for services depends on the agreement. As a result of this transaction, $33,580 was recorded as an expense.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2008 and 2007:
	2008	2007
Accounts receivable	$520,493	$462,003
Less allowance for bad debts	(17,862)	(61,980)
	$502,631	$400,023
5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2008 and 2007:
	2008	2007
Computer equipment	$197,437	$176,124
Software	193,690	191,534
Office furniture	60,734	60,734
	451,861	428,392
Less accumulated depreciation	(407,480)	(364,867)
	$44,381	$63,525

Depreciation expense for the years ended December 31, 2008 and 2007 was $42,613 and $63,217, respectively and is presented in the accompanying consolidated statements of operations as cost of services.

6. INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following at December 31, 2008 and 2007:

	2008	2007
Customer list	$28,702	$28,702
LTMS & eCast software	32,350	32,350
	61,052	61,052
Less accumulated amortization	(61,052)	(54,277)
	$-	$6,775

Amortization expense for the years ended December 31, 2008 and 2007 was $6,775 and $5,524, respectively and is presented in the accompanying consolidated statements of operations as cost of services.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

7. NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 are summarized below:	2008	2007

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800

Secured note payable to related party: During 2007, the Company entered into a  line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $40,000 origination fee and (2) Sperco Technology Group, Inc. (“STG”), a corporation controlled by our CEO, Stephen Sperco, all past due amounts totaling $104,972. On August 14, 2008, the Company entered into a short term unsecured loan with SAIC to meet its working capital needs to borrow $65,000. Upon borrowing the $65,000, the Company agreed to pay SAIC a $6,500 origination fee and to repay SAIC with the first available funds once the August 15, 2008 payroll and medical insurance premium was paid. The Company paid the $65,000 loan and $6,500 fee on August 15, 2008. On August 28, 2008, the Company borrowed $50,000 from SAIC and agreed to pay SAIC a $5,000 origination fee. The Company paid the $50,000 funds borrowed and $5,000 fee on September 11, 2008. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $20,000 origination fee and (2) Sperco Technology Group, Inc. all past due amounts totaling $56,837. See footnote 13, Subsequent Events.
Note payable to SAI Corporation due on demand
	$1,100,000	$500,000

Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of December 31, 2008, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively. During the year ended December 31, 2008, we made payments of $43,659 on these related party notes.

Notes payable to William Koehler due on demand at an interest rate of 17.23%	34,628	36,569
Notes payable to Manfred Sternberg due on demand at an interest rate of 17.24%	34,451	76,169

	$1,169,079	$612,738

8. INCOME TAXES

The composition of deferred tax assets at December 31, 2008 and 2007 were as follows:

Deferred tax assets	2008	2007
Benefit from carryforward of net operating loss	$2,135,000	$1,980,000
Less valuation allowance	(2,135,000)	(1,980,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for the years ended December 31, 2008 and 2007 is attributable to the valuation allowance.

At December 31, 2008, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,280,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2028. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 9 - Series C Preferred Stock).

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

Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation ("SAIC"), a corporation controlled by Stephen Sperco ("Sperco"). We also granted to SAIC warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Sperco. We also granted to Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. Mr. Sperco is our CEO and a director. Effective February 14, 2008, as a result of an equity transaction described below in Common Stock item (2), certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 6,000,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

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

STOCK OPTION PLANS

The Company had adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 450,000 common shares may be awarded to officers, directors and key employees. The plan was designed to attract and reward key executive personnel. As of December 31, 2008, Bluegate has granted all 450,000 options and the 2002 stock plan is not active.

Stock options granted pursuant to the 2002 plan expire as determined by the board of directors. All of the options granted were at an option price equal to the fair market value of the common stock at the date of grant.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2008, 1,132,685 shares of common stock have been granted.

During 2008 and 2007, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in SAB 107.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________
SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options		Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2007		10,660,613	$ 0.88
Granted		1,232,000	0.41
Forfeited			(797,749)	0.87
Outstanding at January 1, 2008		11,094,864	0.42
Granted		125,000	0.25
Forfeited			(186,267)	1.72
Exercised			(1,250,000)	0.03
Outstanding at December 31, 2008		9,783,597	0.40	2.38

Options exercisable at December 31, 2008		9,779,435	0.40	2.38

The weighted average grant date fair value of options granted during the years 2008 and 2007 was $0.10 and $0.37, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2008.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

425,000	425,000	1	0.34 - 0.50	February 2005
50,000	50,000	1	0.34	March 2005
50,000	50,000	1	0.34	April 2005
50,000	50,000	1	0.34	May 2005
200,000	200,000	1 - 2	0.34	June 2005
130,417	130,417	1 - 2	0.34 - 1.50	July 2005
60,417	60,417	1 - 2	0.34	August 2005
120,834	120,834	1 - 2	0.34	September 2005
435,417	435,417	1 - 2	0.34 - 1.00	October 2005
85,417	85,417	1 - 2	0.34 - 1.00	November 2005
111,917	111,917	1 - 2	0.34 - 1.00	December 2005
85,417	85,417	1 - 2	0.34 - 1.00	January 2006
85,417	85,417	1 - 2	0.34 - 1.00	February 2006
135,417	135,417	1 - 2	0.34 - 1.00	March 2006
85,417	85,417	1 - 2	0.34 - 1.00	April 2006
90,417	90,417	1 - 3	0.34 - 1.00	May 2006
120,834	120,834	1 - 3	0.34	June 2006
145,834	145,834	1 - 3	0.34 - 0.75	July 2006
995,834	995,834	1 - 3	0.34 - 0.62	August 2006
755,100	755,100	1 - 3	0.34 - 0.80	September 2006
190,417	190,417	1 - 3	0.34 - 0.80	October 2006
1,640,417	1,640,417	1 - 3	0.34 - 0.80	November 2006
240,417	240,417	1 - 3	0.34 - 0.80	December 2006
292,500	292,500	1 - 3	0.34 - 0.80	January 2007
388,750	388,750	1 - 4	0.34 - 0.80	February 2007
513,750	513,750	1 - 4	0.34 - 0.80	March 2007
363,750	363,750	1 - 4	0.34 - 0.80	April 2007
257,917	257,917	1 - 4	0.34 - 0.80	May 2007
322,909	322,909	1 - 4	0.34 - 0.80	June 2007
143,333	143,333	1 - 4	0.34 - 0.80	July 2007
131,242	131,242	1 - 4	0.34 - 0.74	August 2007
60,833	60,833	2 - 4	0.19 - 0.74	September 2007
46,666	46,666	2 - 4	0.34	October 2007
47,083	47,083	2 - 4	0.25 - 0.34	November 2007
589,083	589,083	2 - 4	0.17 - 0.34	December 2007
50,833	50,833	2 - 4	0.25 - 0.34	January 2008
89,583	89,583	2 - 4	0.25 - 0.34	February 2008
39,583	39,583	2 - 4	0.25 - 0.34	March 2008
39,583	39,583	2 - 4	0.25 - 0.34	April 2008
13,750	13,750	2 - 4	0.25 - 0.34	May 2008
13,750	13,750	2 - 4	0.25 - 0.34	June 2008
11,250	11,250	2 - 4	0.25 - 0.34	July 2008
11,258	11,258	2 - 4	0.25 - 0.34	August 2008
2,917	2,917	3 - 4	0.25 - 0.34	September 2008
2,917	2,917	3 - 4	0.25 - 0.34	October 2008
27,917	27,917	3 - 4	0.03 - 0.34	November 2008
27,921	27,921	3 - 4	0.03 - 0.35	December 2008
417		4	0.25	January 2009
417		4	0.25	February 2009
417		4	0.25	March 2009
417		4	0.25	April 2009
417		4	0.25	May 2009
417		4	0.25	June 2009
417		4	0.25	July 2009
417		4	0.25	August 2009
417		4	0.25	September 2009
409		4	0.25	October 2009
9,783,597	9,779,435

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS
NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2007	9,749,220	0.50 - 5.00	0.83
Granted	8,925,000	0.17 - 1.00	0.28
Forfeited	(116,000)	0.50 - 2.00	0.71
Outstanding at January 1, 2008	18,558,220	0.50 - 5.00	0.54
Granted	1,170,000	0.03 - 1.00	0.08
Forfeited	(2,206,670)	0.20 - 5.00	1.10
Outstanding and Exercisable at December 31, 2008	17,521,550	0.30	3.09

The weighted average grant date fair value of warrants granted during the years 2008 and 2007 was $0.11 and $0.54, respectively. There was no aggregate intrinsic value of the warrants at December 31, 2008.

Warrant Expiration Summary

NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)

83,750	83,750	March 2009	1	1.00
350,000	350,000	October 2010	2	0.50
826,667	826,667	October 2010	2	0.03
20,000	20,000	December 2010	2	1.00
100,000	100,000	January 2011	3	0.17
40,000	40,000	January 2011	3	1.00
193,333	193,333	February 2011	3	0.75
96,667	96,667	February 2011	3	1.00
80,000	80,000	March 2011	3	0.75
40,000	40,000	March 2011	3	1.00
349,866	349,866	May 2011	3	0.03
160,000	160,000	May 2011	3	0.75
80,000	80,000	May 2011	3	1.00
216,667	216,667	June 2011	3	0.75
108,333	108,333	June 2011	3	1.00
120,000	120,000	July 2011	3	0.75
60,000	60,000	July 2011	3	1.00
358,267	358,267	July 2011	3	0.03
270,000	270,000	August 2011	3	0.75
135,000	135,000	August 2011	3	1.00
210,000	210,000	August 2011	3	0.17
420,000	420,000	September 2011	3	0.75
210,000	210,000	September 2011	3	1.00
60,000	60,000	September 2011	3	0.17
340,000	340,000	October 2011	3	0.75
170,000	170,000	October 2011	3	1.00
120,000	120,000	October 2011	3	0.17
1,174,000	1,174,000	November 2011	3	0.75
594,000	594,000	November 2011	3	1.00
300,000	300,000	November 2011	3	0.03
120,000	120,000	December 2011	3	0.75
60,000	60,000	December 2011	3	1.00
290,000	290,000	February 2012	4	0.75
145,000	145,000	February 2012	4	1.00
300,000	300,000	February 2012	4	0.03
200,000	200,000	March 2012	4	0.75
100,000	100,000	March 2012	4	1.00
300,000	300,000	March 2012	4	0.03
60,000	60,000	May 2012	4	0.75
30,000	30,000	May 2012	4	1.00
6,000,000	6,000,000	June 2012	4	0.03
1,500,000	1,500,000	July 2012	4	0.03
130,000	130,000	January 2013	5	0.17
1,000,000	1,000,000	February 2013	5	0.03

17,521,550	17,521,550

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

EQUITY TRANSACTIONS

During 2008, Bluegate completed the following equity transactions:

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

Issuance of common stock warrants as additional consideration to borrow funds from related party:

(4) As disclosed in the above footnote 7, Notes Payable, during 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and, as of December 31, 2007 the Company had borrowed $500,000 from SAIC. On February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes.

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

Issuance of common stock for options exercised for conversion of related party debt:

(5) In October 2008, we issued 1,150,000 unrestricted shares and 100,000 restricted shares of common stock to Stephen Sperco, our CEO as a result of his exercise of stock options on October 17, 2008. The Company satisfied related party accrued expenses and accrued interest owed to Mr. Sperco amounting to $38,334 and $3,334, respectively upon the exercise of these stock options.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Stock options issued for services:

(6) During the year ended December 31, 2008, Bluegate expensed $412,382 related to previously issued stock options that vested during the period.

(7) The following table summarizes stock options issued to employees during the year ended December 31, 2008:

	Exercise	Fair	Expiration	Vesting	2008
Options	Price	Value	Date	Period	Expense
15,000	$0.25	$1,811	1/2/2013	Through 6/08	$1,811
3,332	0.25	280	1/15/2013	Through 4/08	280
5,000	0.25	465	1/21/2013	Through 12/08	465
50,000	0.25	3,743	2/1/2011	Immediately	3,743

73,332		$ 6,299			$ 6,299

As of December 31, 2008, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,521,550 warrants; (iii) 9,783,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,538,712 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,538,712 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

During 2008, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in SAB 107.

During 2007, Bluegate completed the following equity transactions:

COMMON STOCK:

Issuance of common stock and warrants for cash:

(1)           During the quarter ended March 31, 2007, we issued 800,000 shares of common stock, warrants for 800,000 shares of our common stock at an exercise price of $0.75 per share and warrants for 400,000 shares of our common stock at an exercise price of $1.00 per share, for $400,000 in connection with a private placement of our securities. The relative fair value of the stock and warrants in these transactions were $108,576 and $291,424, respectively. In February 2008, as a result of the transaction described above, the exercise prices of $0.75 and $1.00 related to 400,000 and 200,000 warrants issued during this period, respectively, were reduced to $0.0333334.

(2)           In July 2007, we issued 600,000 shares of common stock and warrants for 1,500,000 shares of our common stock at an exercise price of $0.17 per share for $300,000 in connection with a private sale of our securities to two officers of Bluegate, Manfred Sternberg, Chief Strategy Officer and William Koehler, President and COO and one other investor. The fair value of the warrants was $553,805 on the date of issuance. Because the warrants were granted to related parties and the exercise price on the grant date was below the market price of our stock, we expensed $553,805 in July 2007 related to these transactions. In February 2008, as a result of the transaction described above, certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,500,000 shares of our common stock at $0.17 per share was reduced to $0.0333334 per share.

(3)           In September 2007, as a result of the preferred stock transaction described above, certain adjustment provisions in Bluegate’s previous convertible note agreements and warrant agreements issued in September 2005 and subsequently, were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 1,534,800 shares of our common stock at $0.50 per share was reduced to $0.17 per share and further reduced in February 2008 to $0.0333334 as a result of the transaction described above.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

Stock options issued for services:

(15)           During the year ended December 31, 2007, Bluegate expensed $1,954,758 related to previously issued stock options that vested during the period.

(16)           The following table summarizes stock options issued to employees during the year ended December 31, 2007:
	Exercise	Fair	Expiration	Vesting	2007
Options	Price	Value	Date	Period	Expense
50,000	$0.80 (a)	$ 35,858	1/15/2012	Through 12/08	$ 17,928
75,000	0.75 (a)	50,426	2/2/2012	Through 1/08	46,222
100,000	0.75 (a)	67,234	2/5/2012	Immediately	67,234
50,000	0.86 (a)	38,548	2/19/2012	Immediately	38,548
50,000	0.82 (a)	36,755	3/19/2012	Immediately	36,755
50,000	0.80 (a)	35,858	4/16/2012	Through 1/08	32,274
10,000	0.50 (a)	4,482	5/15/2012	Immediately	4,482
150,000	0.50	67,234	6/25/2012	Immediately	67,234
25,000	0.50 (a)	11,206	6/29/2012	Immediately	11,206
10,000	0.39 (a)	3,496	7/15/2012	Immediately	3,496
10,000	0.19	1,703	9/17/2012	Immediately	1,703
5,000	0.25	837	9/24/2012	Through 12/07	837
10,000	0.25	1,208	11/26/2012	Through 10/09	100
37,000	0.25	4,125	12/14/2012	Immediately	4,125
100,000	0.17 (b)	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
100,000	0.17	15,240	12/31/2012	Immediately	15,240
1,232,000		$450,410			$ 423,584

(a) In December 2007, the exercise price of these common stock options was reduced to $0.34.

(b) In February 2008, the exercise price of 100,000 options issued to Stephen Sperco was reduced to $0.0333334.

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

10. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company operates from leased office space under an operating lease that expires in November 2013 however; the Company has the option to terminate the lease on May 1, 2011 upon giving appropriate notice. The lease includes provisions for increases to rental payments should certain costs of the landlord increase. Future base annual lease payments due under the lease are as follows:

Year	Payments
2009 through 2012	$ 105,705
2013	96,896

Rent expense incurred under operating leases for years ended December 31, 2008 and 2007 was $105,705. During the years ended December 31, 2008 and 2007, the Company received sublease income of -0- and $3,000, respectively.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Contingencies

The Company from time to time is involved in actions or disputes by third parties arising in the ordinary course of business. In the opinion of management, no pending or known threatened claims or actions against the Company are expected to have a material adverse effect on Bluegate's consolidated financial position, results of operations or cash flows. With respect to such matters, management believes that it has adequate legal defenses that can be asserted and Bluegate intends to defend any pending or known threatened claims or actions vigorously; however, the Company cannot predict with certainty and there can be no assurance as to the ultimate outcome or effect of any claims or disputes.

A dispute arose during 2008 over the potential accrual of compensation for a combined amount of $151,998 as of December 31, 2008. Bluegate assessed the likelihood that this dispute would result in a future loss to the company under FAS 5 and determined that the likelihood these salaries would be paid in the future to be reasonably possible, or more than remote but less than likely. Accordingly, under FAS 5 Bluegate has not accrued the amount of disputed salaries as of December 31, 2008.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company engaged in related party transactions as follows:

Secured note payable:  During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco (“SS”), to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $40,000 origination fee and (2) Sperco Technology Group, Inc. (“STG”), a corporation controlled by SS, all past due amounts totaling $104,972. On August 14, 2008, the Company entered into a short term unsecured loan with SAIC to meet its working capital needs to borrow $65,000. Upon borrowing the $65,000, the Company agreed to pay SAIC a $6,500 origination fee and to repay SAIC with the first available funds once the August 15, 2008 payroll and medical insurance premium was paid. The Company paid the $65,000 loan and $6,500 fee on August 15, 2008. On August 28, 2008, the Company borrowed $50,000 from SAIC and agreed to pay SAIC a $5,000 origination fee. The Company paid the $50,000 funds borrowed and $5,000 fee on September 11, 2008. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $20,000 origination fee and (2) STG all past due amounts totaling $56,837. As of December 31, 2008 and 2007, the Company had borrowed $1,100,000 and $500,000, respectively. See footnote 13, Subsequent Events. The note is due upon demand and is described in footnote 7, notes payable. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party note payable debt of $116,712 and $5,367, respectively. At December 31, 2008 $14,014 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of December 31, 2008, the Company had borrowed $34,451 and $34,628 from MS and WK, respectively. As of December 31, 2007, the Company had borrowed $76,169 and $36,569 from MS and WK, respectively. The notes are due upon demand and are described in footnote 7, notes payable. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party notes payable debt of $11,067 and $34,335, respectively. At December 31, 2008 accrued interest of $2,970 and $4,033 is payable to MS and WK, respectively and included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. During the years ended December 31, 2008 and 2007 the Company incurred $225,482 and $266,483, respectively of consulting services from STG. At December 31, 2008 and 2007, $10,750 and $40,089, respectively are payable to STG and included under the caption accounts payable to related party on the balance sheet. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party accounts payable debt of $1,191 and $2,246, respectively.

Accrued liabilities to related parties: Until the company achieves a net positive cash flow from operations, MS, WK and SS have agreed not to cash some of their payroll or expense reimbursement checks issued to them for the period from July 1, 2007 through December 31, 2008. As of December 31, 2008, $64,817 of payroll and expense reimbursement checks has not been cashed and $3,154 of accrued interest calculated thereon is included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet. As of December 31, 2007, $312,931 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet.

As of December 31, 2008, $71,667 of fees accrued to Board of Director members MS - $20,000; WK - $20,000; SS - $15,000 and Dale Geary (“DG”) - $16,667 are included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet. As of December 31, 2007, $31,667 of fees accrued to Board of Director members MS - $10,000; WK - $10,000; SS - $5,000 and DG - $6,667 are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet. As of December 31, 2008, $18,000 of accrued vehicle allowances to MS - $6,000; WK - $6,000 and SS - $6,000 are included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Office space: In May 2006 (commencement of the current lease agreement) there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property.

12. MAJOR CUSTOMERS AND MAJOR VENDORS

Major Customers.  During 2008, our top five customers accounted for 41% of our service revenue and no single customer accounted for more than 12% of service revenue.

Major Vendors. During 2008, our top five vendors accounted for 74% of our purchases and no single vendor accounted for more than 21% of purchases.

13. SUBSEQUENT EVENTS

(1)
As disclosed in footnote 7, Notes Payable, during 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On February 23, 2009, the line of credit agreement with SAIC was amended to increase the borrowing to $1,300,000 and on February 26, 2009, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay SAIC a $20,000 origination fee.

(2)
In March 2009, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.10 per share to an employee. The option had a market value of $1,769 on the date of grant, vested immediately and expires in March 2012. We expensed $1,769 in March 2009 related to this option.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Bluegate Corporation, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that Bluegate Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Bluegate Corporation in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Bluegate Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Bluegate Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Bluegate Corporation’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Bluegate Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bluegate Corporation’ assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2008.

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2008, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Stephen Sperco	55	Director and Chief Executive Officer

Manfred Sternberg	49	Director and Chief Strategy Officer

William Koehler	43	Director and President

Charles Leibold	59	Chief Financial Officer

Dale Geary (a)	51	Director

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

Charles Leibold became Bluegate's Controller in January 2006 and effective June 1, 2006 he was appointed our Chief Financial Officer. Mr. Leibold began his career with the Big Four accounting firm of Deloitte and Touche. Subsequently, he became Director of International and Domestic Field Audit for the Avis Rent a Car System and Vice President of Finance and Treasurer of AIM Group, Inc., the holding company for certain Budget Rent a Car franchises. From January 1998 through May 1999, as Manager of AquaSource Inc., he was aggressively involved in the development of a start-up venture experiencing rapid growth through acquisitions. Specifically he was responsible for the successful transition of all of the seller's business into AquaSource. From June 1999 through May 2003, as Vice President and Director of Acquisition Partners, Inc., he directed the strategic planning and staffing of a start-up venture providing acquisitions and divestiture services to its clients. From June 2003 through mid-January 2006, Mr. Leibold provided consulting, accounting and tax services to clients in a wide variety of industries. In addition to having served in key financial management roles for both large and small companies, Mr. Leibold is a Certified Public Accountant and a Member of the Institute of Certified Public Accountants and Texas State Board of Public Accountancy. Mr. Leibold graduated from Pace University with a BBA in Accounting.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
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

CODE OF ETHICS.
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

DIRECTOR INDEPENDENCE.
In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have four members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. One board position is vacant. The four members of the Board of Directors are Manfred Sternberg, Stephen Sperco, William Koehler and Dale Geary. Manfred Sternberg is the Chairman of the Board of Directors and the Company’s Chief Strategy Officer, Stephen Sperco is the Company’s Chief Executive Officer and William Koehler is the Company’s President. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.
During the fiscal year ended December 31, 2008, the Board of Directors held thirteen meetings which were attended by all four members.

NOMINATING COMMITTEE.
We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Manfred Sternberg at Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024. Every director will participate in the consideration of director nominees.

AUDIT COMMITTEE.
In March 2005, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. There are no current members of the audit committee and our Board of Directors serves as the audit committee. We do not have an audit committee financial expert serving on its audit committee. We are currently pursuing the recruitment of an independent director who is also a financial expert to be the audit committee.

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management, and (2) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee is Stephen Sperco, Manfred Sternberg, William Koehler and Dale Geary.

COMPENSATION COMMITTEE.
In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. During the fiscal year ended December 31, 2008, the Compensation Committee held one meeting.

SHAREHOLDER COMMUNICATIONS.
Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Manfred Sternberg. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024.  Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards (6) ($)	All Other Compensation (7) ($)	Total ($)
Stephen Sperco (1)	2008	49,334			19,000	68,334
CEO (PEO), Director	2007	150,000	100,000	15,240	14,000	279,240

Manfred Sternberg (2)	2008	49,334			19,000	68,334
Chief Strategy Officer, Director	2007	180,000	142,500	15,240	28,000	365,740

William Koehler (3)	2008	49,334			19,000	68,334
President, Director	2007	150,000		15,240	25,000	190,240

Charles Leibold (4)	2008	147,000			9,000	156,000
CFO (PFO), Secretary	2007	147,000		15,240	9,000	171,240

Larry Walker (5)	2008	125,000				125,000
President of Trilliant Technology	2007	125,000		15,240		140,240
Group, Inc. (100% owned subsidiary)

(1) In December 2006, we entered into a two year employment agreement with Stephen Sperco at an annual base salary of $150,000 with a monthly vehicle transportation allowance of $750 to serve as our Chief Operating Officer. In April 2007, Mr. Sperco was appointed our Chief Executive Officer. In June 2007, one of the conditions of Mr. Sperco’s purchase of Series C Preferred Stock described in the attached financial statements, footnote 9 – stockholders’ deficit, was that Mr. Sperco be appointed a Director. In November 2007, Mr. Sperco was granted a $100,000 cash bonus by the board of directors as a result of his achievements attained during his first six months as the Company’s CEO. This bonus was paid in December 2007. In December 2008, Mr. Sperco’s employment agreement expired. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sperco’s base salary was reduced to $100,000. On May 1, 2008, Mr. Sperco’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Sperco no longer receives a vehicle transportation allowance.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors will be compensated at the rate of $10,000 annually. Mr. Sperco has earned $10,000 and $5,000 for 2008 and 2007, respectively under this plan.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 1,200,000 of Mr. Sperco’s options with an exercise price of $0.95 were reduced to $0.34. In December 2007, Mr. Sperco was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. In February 2008, as a result of the transaction described in the attached financial statements, footnote 9 – stockholders’ deficit, common stock, item (2), the exercise price of the previously issued options to Mr. Sperco to purchase 1,200,000 shares and 100,000 shares of our common stock at $0.34 and $0.17 per share, respectively, was reduced to $0.0333334 per share.

(2) In February 2005 we entered into an employment agreement with Mr. Sternberg for a period of two years at an annual base salary of $180,000, a monthly vehicle transportation allowance of $750 (which was increased to $1,500 during 2006) and bonus opportunity, to serve as our Chief Executive Officer. In November 2006, Mr. Sternberg was granted a bonus by the board of directors as a result of his past efforts to the Company and this bonus was paid in January 2007 through the issuance of 150,000 shares of common stock to Mr. Sternberg. In February 2007, Mr. Sternberg’s employment agreement expired and in April 2007, Mr. Sternberg shifted from Chief Executive Officer to Chief Strategy Officer. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sternberg’s base salary and monthly vehicle transportation allowance were reduced to $100,000 and $750, respectively. On May 1, 2008, Mr. Sternberg’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Sternberg no longer receives a vehicle transportation allowance.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors will be compensated at the rate of $10,000 annually. Mr. Sternberg has earned $10,000 for 2008 and 2007 under this plan.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 3,375,000 of Mr. Sternberg’s options with exercise prices ranging from $0.50 to $2.00 were reduced to $0.34. In December 2007, Mr. Sternberg was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012.

(3) In September 2005 we entered into an employment agreement with William Koehler for a period of two years at an annual base salary of $150,000 with a monthly vehicle transportation allowance of $750 (which was increased to $1,250 during 2006) to serve as President and Chief Operating Officer. In September 2007, Mr. Koehler’s employment agreement expired. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Koehler’s base salary and monthly vehicle transportation allowance were reduced to $100,000 and $750, respectively. On May 1, 2008, Mr. Koehler’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Koehler no longer receives a vehicle transportation allowance.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors will be compensated at the rate of $10,000 annually. Mr. Koehler has earned $10,000 for 2008 and 2007 under this plan.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 1,590,000 of Mr. Koehler’s options with exercise prices ranging from $0.50 to $1.08 were reduced to $0.34. In December 2007, Mr. Koehler was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012.

(4) In January 2006, Charles Leibold was hired as the Company’s Controller and in June 2006, we entered into a two year employment agreement with him to serve as our Chief Financial Officer at an annual base salary of $140,000 with a monthly vehicle transportation allowance of $750. In January 2007, Mr. Leibold’s annual salary was increased to $147,000 and in May 2008, his employment agreement expired.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 600,000 of Mr. Leibold’s options with an exercise price of $0.75 were reduced to $0.34. In December 2007, Mr. Leibold was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012.

 (5) In September 2005 we entered into an employment agreement with Larry Walker for a period of two years at an annual base salary of $125,000 per year serve as President of Trilliant Technology Group, Inc. a subsidiary of Bluegate. In September 2007, Mr. Walker’s employment agreement expired.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 590,000 of Mr. Walker’s options with exercise prices ranging from $0.60 to $1.50 were reduced to $0.34. In December 2007, Mr. Walker was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012.

(6) The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, in accordance with FAS 123(R), of outstanding stock options granted as part of the stock option plan. The assumption used in calculating these amounts, as well as a description of our stock option plan, are set forth in Note 9 to our Financial Statements for the year ended December 31, 2008, which is located on page F-13 of our Annual Report on Form 10-K. Compensation cost is generally recognized over the vesting period of the award.

(7)The amounts in this column reflect the vehicle transportation allowance and fees earned as directors for Stephen Sperco, Manfred Sternberg and William Koehler and vehicle transportation allowance for Charles Leibold.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2008

Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Stephen Sperco		50,000	(1)	0.03	12/31/2011

Manfred Sternberg		275,000	(2)	0.34	1/31/2010
		1,000,000	(3)	0.34	1/31/2010
		1,500,000	(4)	0.34	11/28/2011
		600,000	(5)	0.34	11/28/2011
		100,000	(6)	0.17	12/31/2012
		3,475,000

William Koehler		50,000	(7)	0.34	2/22/2010
		340,000	(8)	0.34	9/1/2010
		1,200,000	(9)	0.34	8/1/2011
		100,000	(6)	0.17	12/31/2012
		1,690,000

Charles Leibold		600,000	(10)	0.34	6/1/2011
		100,000	(6)	0.17	12/31/2012
		700,000

Larry Walker		250,000	(11)	0.34	9/1/2010
		340,000	(12)	0.34	6/1/2011
		100,000	(6)	0.17	12/31/2012
		690,000

Note	Grant Date	Incremental Vesting Dates
(1)	12/31/2006	25,000	vested monthly from 11/08 through 12/08
(2)	2/1/2005	275,000	vested 2/1/05
(3)	2/1/2005	50,000	vested 2/1/05; 50,000 monthly from 3/05 through 9/06
(4)	11/28/2006	1,500,000	vested 11/28/06
(5)	11/28/2006	100,000	vested monthly from 12/06 through 5/07
(6)	12/31/2007	100,000	vested 12/31/07
(7)	2/23/2005	50,000	vested 2/23/05
(8)	9/1/2005	50,000	vested 9/1/05 and 290,000 vested on 9/1/06
(9)	8/1/2006	600,000	vested on 8/1/06; 50,000 monthly from 9/06 through 8/07
(10)	6/1/2006	50,000	vested 6/1/06; 25,000 monthly from 7/06 through 4/08
(11)	9/1/2005	10,417	vested monthly from 9/05 through 8/07
(12)	8/1/2006	100,000	vested 8/1/06; 20,000 monthly from 9/06 through 8/07

OPTION EXERCISES AND STOCK VESTED
Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Stephen Sperco	1,250,000	(16,667)

The following table represents a summary of the compensation earned to the members of our Board of Directors during the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)
Stephen Sperco (1)	-
Manfred Sternberg (1)	-
William Koehler (1)	-
Dale Geary (2)	15,000

Effective January 1, 2007, the board approved to compensate each member of the Board of Directors and each Committee Chair with an annual payment in the amount of $10,000 and $5,000, respectively.

(1) The compensation for these Directors is included in Executive Compensation.
(2) Mr. Geary, as a Director and Compensation Committee Chairman, earned $10,000 and $5,000 respectively. As of December 31, 2008, Mr. Geary has 100,000 options outstanding that were granted to him in 2007 that had a $15,240 fair value computed in accordance with SFAS No. 123(R).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of April 8, 2009 which was 26,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	Manfred Sternberg	8,513,868	(2)	27.8%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	William Koehler	4,975,117	(3)	17.6%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Stephen Sperco	15,420,250	(4)	44.0%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	SAI Corporation	4,713,500	(5)	16.3%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601

Common Stock	Dale Geary	275,000	(6)	1.1%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Charles Leibold	850,000	(7)	3.2%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Robert Davis	1,779,228	(8)	6.8%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

All executive officers and directors - 5 persons		30,034,235	(9)	70.2%

(1) The percentage of beneficial ownership of Common Stock is based on 26,033,565 shares of Common Stock outstanding as of April 8, 2009 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2) Of the 8,513,868 shares beneficially owned by Mr. Sternberg: (i) 3,220,279 are common shares owned directly by Mr. Sternberg, (ii) 683,589 are common shares owned indirectly by Mr. Sternberg, and (iii) 4,610,000 are common shares issuable upon the exercise of options and warrants.

(3) Of the 4,975,117 shares beneficially owned by Mr. Koehler: (i) 2,735,117 are common shares owned directly by Mr. Koehler, and (ii) 2,240,000 are common shares issuable upon the exercise of options and warrants.

(4) Of the 15,420,250 shares beneficially owned by Mr. Sperco: (i) 4,456,750 are common shares owned directly by Mr. Sperco, (ii) 1,913,500 are common shares owned indirectly by Mr. Sperco, (iii) 7,850,000 are common shares issuable upon the exercise of options and warrants, and (iv) 1,200,000 are common shares issuable upon the conversion of preferred shares. Mr. Sperco controls SAI Corporation which is listed in item 5 below. In June 2007 the board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes. Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation. We also granted to SAI Corporation warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Stephen Sperco. We also granted to Stephen Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us. Bluegate’s net tangible book value (deficit) per share was ($0.13) prior to the investment in the preferred stock by Mr. Sperco and SAI Corporation on June 28, 2007. After the $600,000 cash investment and assuming that Mr. Sperco and SAI Corporation converted all of the 48 shares of preferred stock into 1,200,000 shares of common stock and exercised all of the 7,200,000 warrants at $0.17 per share resulting in $1,020,000 proceeds to Bluegate, Bluegate’s net tangible book value (deficit) per share would have been reduced to ($0.01). As a result of his purchase of Series C Preferred Stock described above, and his previously and subsequently acquired stock, options and warrants, Mr. Sperco beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred stock, and 62% when taking into account the super voting power of the Preferred Stock.

(5) Of the 4,713,500 shares beneficially owned by SAI Corporation: (i) 1,913,500 are common shares owned directly by SAI Corporation, (ii) 2,600,000 are common shares issuable upon the exercise of warrants, and (iii) 200,000 are common shares issuable upon the conversion of preferred shares. SAI Corporation is controlled by Mr. Sperco who is listed in item 4 above. In June 2007 the board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes. Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation. We also granted to SAI Corporation warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us. As a result of SAI Corporation's purchase of Series C Preferred Stock described above, and the previously and subsequently acquired stock and warrants, SAI Corporation beneficially owns 17% of our common stock without taking into account the super voting power of the Preferred stock, and 24% when taking into account the super voting power of the Preferred Stock.

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

(8) Of the 1,779,228 shares beneficially owned by Mr. Davis: (i) 35,023 are common shares owned directly by Mr. Davis, (ii) 1,546,205 are common shares owned indirectly by Mr. Davis, and (iii) 198,000 are common shares issuable upon the exercise of options and warrants.

(9) Includes shares, options, warrants and preferred convertible shares owned by these persons.

As described in items 4 and 5 above, as a result of Mr. Sperco's and SAI Corporation's purchase of Series C Preferred Stock, and Mr. Sperco's previously and subsequently acquired stock, options and warrants, Mr. Sperco beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred stock, and 62% when taking into account the super voting power of the Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2008 and 2007, the Company engaged in related party transactions as follows:

Secured note payable:  During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco (“SS”), to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $40,000 origination fee and (2) Sperco Technology Group, Inc. (“STG”), a corporation controlled by SS, all past due amounts totaling $104,972. On August 14, 2008, the Company entered into a short term unsecured loan with SAIC to meet its working capital needs to borrow $65,000. Upon borrowing the $65,000, the Company agreed to pay SAIC a $6,500 origination fee and to repay SAIC with the first available funds once the August 15, 2008 payroll and medical insurance premium was paid. The Company paid the $65,000 loan and $6,500 fee on August 15, 2008. On August 28, 2008, the Company borrowed $50,000 from SAIC and agreed to pay SAIC a $5,000 origination fee. The Company paid the $50,000 funds borrowed and $5,000 fee on September 11, 2008. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $20,000 origination fee and (2) STG all past due amounts totaling $56,837. See footnote 13, Subsequent Events. As of December 31, 2008 and 2007, the Company had borrowed $1,100,000 and $500,000, respectively. The note is due upon demand and is described in footnote 7, notes payable. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party note payable debt of $116,712 and $5,367, respectively. At December 31, 2008 $14,014 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of December 31, 2008, the Company had borrowed $34,451 and $34,628 from MS and WK, respectively. As of December 31, 2007, the Company had borrowed $76,169 and $36,569 from MS and WK, respectively. The notes are due upon demand and are described in footnote 7, notes payable. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party notes payable debt of $11,067 and $34,335, respectively. At December 31, 2008 accrued interest of $2,970 and $4,033 is payable to MS and WK, respectively and included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. During the years ended December 31, 2008 and 2007 the Company incurred $225,482 and $266,483, respectively of consulting services from STG. At December 31, 2008 and 2007, $10,750 and $40,089, respectively are payable to STG and included under the caption accounts payable to related party on the balance sheet. During the years ended December 31, 2008 and 2007, the Company incurred interest expense on the related party accounts payable debt of $1,191 and $2,246, respectively.

Accrued liabilities to related parties: Until the company achieves a net positive cash flow from operations, MS, WK and SS have agreed not to cash some of their payroll or expense reimbursement checks issued to them for the period from July 1, 2007 through December 31, 2008. As of December 31, 2008, $64,817 of payroll and expense reimbursement checks has not been cashed and $3,154 of accrued interest calculated thereon is included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet. As of December 31, 2007, $312,931 of payroll and expense reimbursement checks have not been cashed and are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet. As of December 31, 2008, $71,667 of fees accrued to Board of Director members MS - $20,000; WK - $20,000; SS - $15,000 and Dale Geary (“DG”) - $16,667 are included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet. As of December 31, 2007, $31,667 of fees accrued to Board of Director members MS - $10,000; WK - $10,000; SS - $5,000 and DG - $6,667 are included under the caption accrued liabilities to related parties totaling $344,598 on the balance sheet. As of December 31, 2008, $18,000 of accrued vehicle allowances to MS - $6,000; WK - $6,000 and SS - $6,000 are included under the caption accrued liabilities to related parties totaling $178,655 on the balance sheet.

Office space: In May 2006 (commencement of the current lease agreement) there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property.

During the year ended December 31, 2008, the Company engaged in equity transactions as follows:

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

During 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and on February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company (i)granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum; (ii) reduced the exercise price on 2,200,000 existing warrants and options issued to SAIC and Stephen Sperco, and their assigns, from the current per share exercise prices of $0.17, $0.34, $0.75 and $1.00 to $0.0333334 per share; and (iii) granted 1,000,000 new warrants to SAIC with an exercise price of $0.0333334 per share that expire February 28, 2013. The fair value of the 1,000,000 warrants was $109,028 on the date of issuance. Because the warrants were granted to a related party and the exercise price on the grant date was below the market price of our stock, we expensed $109,028 in February 2008 related to this transaction.

In October 2008, we issued 1,150,000 unrestricted shares and 100,000 restricted shares of common stock to Stephen Sperco, our CEO as a result of his exercise of stock options on October 17, 2008. The Company satisfied related party accrued expenses and interest owed to Mr. Sperco amounting to $38,334 and $3,334, respectively upon the exercise of these stock options.

The company currently has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,521,550 warrants; (iii) 9,783,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,538,712 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,538,712 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

DIRECTOR INDEPENDENCE.
In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have four members who were elected and hold office until their successors are elected and qualified. One board position is vacant. The four members of the Board of Directors are Manfred Sternberg, Stephen Sperco, William Koehler and Dale Geary. Manfred Sternberg is the Chairman of the Board of Directors and the Company’s Chief Strategy Officer, Stephen Sperco is the Company’s Chief Executive Officer and William Koehler is the Company’s President. There is no family relationship between any of our directors.

In March 2005, our Board adopted our Audit Committee Charter which established our Audit Committee. There are no current members of the audit committee and our Board of Directors serves as the audit committee.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member.

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our financial statements for the years ended December 31, 2008 and 2007.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$66,382	$75,425

2. TAX FEES.

Our tax return fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$4,225	$3,518

3. ALL OTHER FEES.

2008	2007
$3,440	$7,175

For the year ended December 31, 2008, we were billed for work performed regarding the review of our S-1 registration statement. For the year ended December 31, 2007, we were billed for services provided regarding the review of our SB-2 registration statement and review of our response to a comment letter received from the SEC.

5(I). PRE-APPROVAL POLICIES.

Our Audit Committee (or the members of the board of directors acting in the capacity of the Audit Committee) does not pre-approve any work of our independent registered public accounting firm, but rather approves independent auditor engagements before each engagement.  The work of our Audit Committee commenced on June 1, 2005.

5(II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

There were no services performed by our independent registered public accounting firm of the type described in Item 9(e)(2) of Schedule 14A.  Our Audit Committee (or the members of the board of directors acting in the capacity of the Audit Committee) considers that the work done for us by MB is compatible with maintaining MB's independence.

Item 15. Exhibits and Financial Statement Schedules.

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

BLUEGATE CORPORATION

April 9, 2009	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 9, 2009	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director and Chief Executive Officer

_____________	/s/ _________________
Manfred Sternberg
Director and Chief Strategy Officer

April 9, 2009	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Chief Financial Officer and Principal Accounting Officer

April 9, 2009	By: /s/ Dale Geary
Dale Geary
Director

April 9, 2009	By: /s/ William Koehler
William Koehler
Director and President

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO