Form 10-Q
period 2009-03-31
BLUEGATE CORP
filed 2009-04-24
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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
Issuer's telephone number

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of April 22, 2009.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$79,448	$11,283
Accounts receivable, net	484,581	502,631
Prepaid expenses and other	19,197	22,498
Total current assets	583,226	536,412
Property and equipment, net	35,471	44,381
Total assets	$618,697	$580,793
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$246,535	$230,325
Accounts payable to related party	8,975	10,750
Accrued liabilities	57,031	139,046
Notes payable	12,800	12,800
Notes payable to related parties	1,369,079	1,169,079
Accrued liabilities to related parties	132,606	178,655
Deferred revenue	194,709	194,472
Derivative liabilities	175,000	-
Total current liabilities	2,196,735	1,935,127
Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2009)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at March 31, 2009 and December 31, 2008	26,034	26,034
Additional paid-in capital	21,642,704	26,240,785
Accumulated deficit	(23,246,776)	(27,621,153)
Total stockholders’ deficit	(1,578,038)	(1,354,334)
Total liabilities and stockholders’ deficit	$618,697	$580,793

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
UNAUDITED

	2009	2008
Service revenue	$1,013,955	$1,042,527
Cost of services	620,814	737,847
Gross profit	393,141	304,680
Selling, general and administrative expenses	145,370	260,217
Compensation expense	252,176	1,106,191
Loss from operations	(4,405)	(1,061,728)
Interest expense	(67,650)	(27,320)
Other income	21,432	2,228
Loss on derivative financial instruments	(91,000)	-
Net loss	$(141,623)	$(1,086,820)

Net loss per common share - basic and diluted	$(0.00)	$(0.05)

Basic and diluted weighted average shares outstanding	26,033,565	21,523,235

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2009
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2008	26,033,565	$26,034	48	$-	$26,240,785	$(27,621,153)	$(1,354,334)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities					(4,600,000)	4,516,000	(84,000)
Common stock options issued for employee services					1,919		1,919
Net loss						(141,623)	(141,623)
Balance at March 31, 2009	26,033,565	$26,034	48	$-	$21,642,704	$(23,246,776)	$(1,578,038)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
UNAUDITED
	2009	2008
Cash flows from operating activities:
Net loss	$(141,623)	$(1,086,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,910	13,668
Common stock options issued for employee services	1,919	147,206
Common stock warrants issued to borrow funds from related party	-	109,028
Common stock issued for compensation	-	535,500
Derivative loss	91,000	-
Amortization of debt issuance cost	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	18,050	80,108
Prepaid expenses and other current assets	3,301	3,612
Accounts payable and accrued liabilities	(65,805)	(155,752)
Accounts payable to related party	(1,775)	3,521
Accrued liabilities to related parties	(46,049)	87,559
Deferred revenue	237	12,422
Net cash used in operating activities	(111,835)	(249,948)

Cash flows from investing activities:
Purchase of property and equipment	-	(9,370)
Net cash used in investing activities	-	(9,370)

Cash flows from financing activities:
Proceeds from related party short term debt	180,000	200,000
Payments on related party short term debt	-	(39,602)
Common stock and warrants issued for cash	-	95,000
Net cash provided by financing activities	180,000	255,398

Net increase (decrease) in cash and cash equivalents	68,165	(3,920)
Cash and cash equivalents at beginning of period	11,283	43,703
Cash and cash equivalents at end of period	$79,448	$39,783

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$-	$305,000
Derivative liability at January 1, 2009	84,000	-
Supplemental information:
Cash paid for interest	67,650	25,458

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

      DERIVATIVE FINANCIAL INSTRUMENTS

Bluegate does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Bluegate evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Bluegate uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

      FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Embedded derivatives	-	$175,000	-	$175,000

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

      RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.           GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2009 and 2008, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	NOTES PAYABLE
Notes payable at March 31, 2009 and December 31, 2008 are summarized below:	3/31/2009	12/31/2008

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
Notes payable to related parties:
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
Note payable to SAI Corporation due on demand
	$1,300,000	$1,100,000
Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), President and COO, for Bluegate to borrow up to $500,000 from each of them. As of March 31, 2009, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively.

Notes payable to William Koehler due on demand	34,628	34,628
Notes payable to Manfred Sternberg due on demand	34,451	34,451

	$1,369,079	$1,169,079

4.           EQUITY TRANSACTIONS

During the three months ended March 31, 2009, Bluegate completed the following equity transactions:

Stock options issued for services:

During the three months ended March 31, 2009, Bluegate expensed $150 related to previously issued stock options that vested during the period.

The following table summarizes stock options issued to the employee during the three months ended March 31, 2009:

	Exercise	Fair	Expiration	Vesting	2009
Options	Price	Value	Date	Period	Expense
50,000	$0.10	$1,769	3/4/2012	Immediately	$1,769

As of March 31, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

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

5.           DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $175,000 at March 31, 2009. The $91,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 290%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2008.

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

BLUEGATE STRATEGY
Healthcare
Our current short term strategies are to: (1) increase our market penetration of the Houston hospital, centralized Healthcare, and physician markets; (2) commence deployment of services in other Texas cities; and, (3) commence deployment of services in other cities in the U.S.  Our long term strategy is fivefold: (1) fill as much of the national HIPAA-compliant secured communications void that exists between the physician and the hospital as we can; (2)  sell our services to the physicians that utilize our Medical Grade Network®, enabling them to choose Bluegate as their electronic health solutions firm and as the IT outsource firm of choice for all of their technology needs; (3) to be "THE" IT solutions resource to medical institutions,  Healthcare facilities, regional health information organizations (RHIOs), and centralized Healthcare organizations (HCOs) for all their IT needs; (4) partner with a wide array of third party providers of software, managed systems, pharmacy benefits, and many other applications that must run on electronic networks and be installed in hospitals, HCOs and medical practices; and (5) become the premier “boutique” consulting practice supporting the deployment of Electronic Medical Record systems and services.

Professional Services
In addition to the Professional Services initiatives in Healthcare, Bluegate intends to continue to grow in the following areas through its Trilliant Technology Group organization:  (1) Further establish its reputation as one of the top Telecommunications consulting organizations in the U.S.; and (2) expand its IT Infrastructure consulting base.

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

Most of our competitors have more extensive resources than we have, and there is no assurance that we will be able to successfully compete.

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

DERIVATIVE FINANCIAL INSTRUMENTS
Bluegate does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Bluegate evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Bluegate uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm included a going concern qualification in their report dated April 9, 2009 (included in our annual report on Form 10-K for the year ended December 31, 2008), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2009 and 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

During the three months ended March 31, 2009 and 2008, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2009	2008

Net loss	$(141,623)	$(1,086,820)
Negative cash flow from operations	(111,835)	(249,948)
Negative working capital	(1,613,509)	(1,025,753)
Stockholders' deficit	(1,578,038)	(959,751)

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

We have supported the above operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) selling convertible debt and common stock to certain key stockholders and (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

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

- Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

- Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

RESULTS OF OPERATIONS
	Three Months Ended March 31,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$1,013,955	$1,042,527	$1,361,067	$(28,572)	$(318,540)
Cost of services	620,814	737,847	733,512	(117,033)	4,335
Gross profit	393,141	304,680	627,555	88,461	(322,875)
Selling, general and administrative expenses	145,370	260,217	867,459	(114,847)	(607,242)
Compensation expense	252,176	1,106,191	1,797,125	(854,015)	(690,934)
Loss from operations	(4,405)	(1,061,728)	(2,037,029)	(1,057,323)	(975,301)
Interest expense	(67,650)	(27,320)	(39,177)	40,330	(11,857)
Other income	21,432	2,228	-	19,204	2,228
Loss on derivative financial instruments	(91,000)	-	-	(91,000)	-
Net loss	$(141,623)	$(1,086,820)	$(2,076,206)	$(945,197)	$(989,386)

Service Revenue.
The $318,540 decrease in Service Revenue from 2007 to 2008 is primarily attributable to: (1) a reduction of $325,000 related to the completion of certain large application development engagements throughout 2007; (2) a reduction of $180,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (3) a reduction of $26,000 related to the reduction of EMR related projects and (4) offset by an increase of $201,000 related to the implementation project management and consulting services. The $28,572 decrease in Service Revenue from 2008 to 2009 is primarily attributable to: (1) a reduction of $160,000 related to our Medical Grade Network® business; (2) a reduction of $30,000 related to product sales and (3) offset by an increase of $190,000 related to the implementation project management and consulting services.

Cost of Services.
The $4,335 increase in Cost of Services from 2007 to 2008 is insignificant. The $117,033 decrease in Cost of Services from 2008 to 2009 is primarily attributable to: (1) a $70,000 decrease in personnel related to the completion of certain large application development engagements and other cost cutting measures; (2) a $90,000 decrease related to our Medical Grade Network® business; and (2) offset by an increase of $45,000 related to technology consulting services.

Gross Profit.
Our Gross Profit decreased $322,875 from 2007 to 2008 and increased $88,461 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue decreased from 46% in 2007 to 29% in 2008 and increased to 39% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $607,242 decrease in SG&A from 2007 to 2008 was due primarily to the elimination of $590,000 related to business consulting and investment banking fees, as well as the effects of additional cost control measures instituted during the first quarter of 2008. The $114,847 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $690,934 from 2007 to 2008 is principally comprised of the following:
$(864,000)	decrease related to options issued for employee services
(335,000)	decrease related to changes in personnel
(136,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

The decrease in Compensation Expense of $854,015 from 2008 to 2009 is principally comprised of the following:
$(519,000)	decrease related to conversion of related party debt for common stock
(145,000)	decrease related to options issued for employee services
(109,000)	decrease related to warrants issued to borrow funds from a related party
(60,000)	decrease related to a reduction in personnel
(17,000)	decrease related to related party purchase of common stock for cash

Interest Expense.
The $11,857 decrease in Interest Expense from 2007 to 2008 was insignificant. The increase in Interest Expense of $40,330 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party.

Other Income.
The changes in other income from 2007 through 2009 are insignificant.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was $175,000 at March 31, 2009. The $91,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments.

Net Loss.
The Net Loss decreased $989,386 from 2007 to 2008 and decreased $945,197 from 2008 to 2009 primarily due to the decrease in Compensation Expense as detailed above, as well as the changes in the Service Revenue, Cost of Services and SG&A as described above.

FINANCIAL CONDITION
	Three Months Ended March 31,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash (used in) operating activities	$(111,835)	$(249,948)	$(773,040)	$(138,113)	$(523,092)
Net cash (used in) investing activities	-	(9,370)	(17,287)	(9,370)	(7,917)
Net cash provided by financing activities	180,000	255,398	743,264	(75,398)	(487,866)

Net increase (decrease) in cash	$68,165	$(3,920)	$(47,063)	$72,085	$43,143

Cash balance at end of period	$79,448	$39,783	$209,058

Operating Activities.
The net decrease of $523,092 in cash used in operations from 2007 to 2008 is primarily due to: (1) the decrease in personnel and related salaries as a result of: (i) the completion of certain large application development engagements during 2007; (ii) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) the reduction of EMR related projects; (2) the elimination of business consulting and investment banking fees and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The net decrease of $138,113 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2009 are insignificant.

Financing Activities.
The decrease of $487,866 in net cash provided by financing activities from 2007 to 2008 is due to: (1) a $305,000 decrease in investments in the company’s common stock and warrants; (2) a $315,000 decrease in proceeds from a note payable from an individual; and (3) a $132,000 net increase in related party short term debt. The decrease of $75,398 in cash provided by financing activities from 2008 to 2009 is due to: (1) a $95,000 decrease in investments in the company’s common stock and warrants; and (2) a $40,000 increase in payments on related party short term debt.

FORECAST FOR OUR CUSTOMER BASE
The increased reliance on IT and Telecommunications to manage costs and deploy enhanced business solutions has created an ideal business environment for Bluegate in 2009 and beyond.  This trend is particularly evident in Healthcare where the roll-out of Electronic Medical Records and cost control initiatives are National priorities; however, the current economic conditions have resulted in projects being delayed or cancelled.

Bluegate Services
At March 31, 2009, we had approximately 290 Medical Grade Network® customers which we forecast will increase moderately this year. During the second half of 2008 and first quarter of 2009, we continued greater focus on more complex projects and applications, which resulted in more efficient use of our resources and higher profit margins on the project work.

Professional Services
In October 2007 we were awarded a contract with a healthcare system in Houston, Texas to provide Implementation Project Management and consulting services. During 2008 and the first quarter of 2009, we experienced an increase in revenue from this line of business and anticipate a continuing relationship with this Healthcare system. During the second and third quarters of 2008 we entered into contracts with healthcare related systems in Texas, Illinois and California to provide similar services. We will continue to put particular focus on the delivery of Implementation Project Management services to the growing Healthcare industry.

Application Development
Throughout 2007 we completed certain application development engagements which resulted in a decrease in both revenue and corresponding contractor expenses during 2008 and early 2009. We are currently pursuing multiple opportunities to expand this practice area.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the three months ended March 31, 2009 have been funded by loans from a related party. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of March 31, 2009, our cash and cash equivalents were $79,448; total current assets were $583,226, total current liabilities were $2,196,735 and total stockholders’ deficit was $1,578,038. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each (which were further reduced to $24,000 effective May 1, 2008) until the company achieves a net positive cash flow from operations.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date:	April 24, 2009	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	April 24, 2009	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2