Form 10-Q
period 2009-06-30
BLUEGATE CORP
filed 2009-07-17
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 600, Houston,Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of July 15, 2009.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,014	$11,283
Accounts receivable, net	361,707	502,631
Prepaid expenses and other	15,896	22,498
Total current assets	411,617	536,412
Property and equipment, net	27,653	44,381
Total assets	$439,270	$580,793
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$135,655	$230,325
Accounts payable to related party	3,000	10,750
Accrued liabilities	60,398	139,046
Notes payable	12,800	12,800
Notes payable to related parties	1,369,079	1,169,079
Accrued liabilities to related parties	124,282	178,655
Deferred revenue	123,423	194,472
Derivative liabilities	88,000	-
Total current liabilities	1,916,637	1,935,127
Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2009)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at June 30, 2009 and December 31, 2008	26,034	26,034
Additional paid-in capital	21,642,854	26,240,785
Accumulated deficit	(23,146,255)	(27,621,153)
Total stockholders’ deficit	(1,477,367)	(1,354,334)
Total liabilities and stockholders’ deficit	$439,270	$580,793

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Service revenue	$952,187	$1,022,405	$1,966,142	$2,064,932
Cost of services	580,646	845,281	1,201,460	1,603,025
Gross profit	371,541	177,124	764,682	461,907
Selling, general and administrative expenses	104,269	174,328	228,207	412,420
Compensation expense	201,430	308,364	453,606	1,414,555
Income (loss) from operations	65,842	(305,568)	82,869	(1,365,068)
Interest expense	(52,321)	(32,108)	(119,971)	(59,428)
Gain (loss) on derivative financial instruments	87,000	-	(4,000)	-
Net income (loss)	$100,521	$(337,676)	$(41,102)	$(1,424,496)
Net income (loss) per common share - basic and diluted	$0.00	$(0.01)	$0.00	$(0.06)

Basic and diluted weighted average shares outstanding	26,033,565	24,783,565	26,033,565	23,153,400

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2009
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2008	26,033,565	$26,034	48	$-	$26,240,785	$(27,621,153)	$(1,354,334)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities					(4,600,000)	4,516,000	(84,000)
Common stock options issued for employee services					2,069		2,069
Net loss						(41,102)	(41,102)
Balance at June 30, 2009	26,033,565	$26,034	48	$-	$21,642,854	$(23,146,255)	$(1,477,367)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
UNAUDITED
	2009	2008
Cash flows from operating activities:
Net loss	$(41,102)	$(1,424,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,728	29,214
Common stock options issued for employee services	2,069	255,344
Common stock warrants issued to borrow funds from related party	-	109,028
Common stock issued for compensation	-	535,500
Derivative loss	4,000	-
Amortization of debt issuance cost	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	140,924	184,113
Prepaid expenses and other current assets	6,602	6,873
Accounts payable and accrued liabilities	(173,318)	(184,810)
Accounts payable to related party	(7,750)	63,907
Accrued liabilities to related parties	(54,373)	114,712
Deferred revenue	(71,049)	101,946
Net cash used in operating activities	(157,269)	(208,669)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,870)
Net cash used in investing activities	-	(12,870)

Cash flows from financing activities:
Proceeds from related party short term debt	180,000	200,000
Payments on related party short term debt	-	(42,492)
Common stock and warrants issued for cash	-	95,000
Net cash provided by financing activities	180,000	252,508

Net increase in cash and cash equivalents	22,731	30,969
Cash and cash equivalents at beginning of period	11,283	43,703
Cash and cash equivalents at end of period	$34,014	$74,672

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$-	$305,000
Derivative liability at January 1, 2009	84,000	-
Supplemental information:
Cash paid for interest	112,918	59,478

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$88,000	—	$88,000

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

2.           GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2009 and 2008, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	NOTES PAYABLE
Notes payable at June 30, 2009 and December 31, 2008 are summarized below:	6/30/2009	12/31/2008

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
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
Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), Chief Strategy Officer and William Koehler ("WK"), former President and COO, for Bluegate to borrow up to $500,000 from each of them. As of June 30, 2009, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively.

Notes payable to William Koehler due on demand	34,628	34,628
Notes payable to Manfred Sternberg due on demand	34,451	34,451

	$1,369,079	$1,169,079

4.           EQUITY TRANSACTIONS

During the six months ended June 30, 2009, Bluegate completed the following equity transactions:

Stock options issued for services:

During the six months ended June 30, 2009, Bluegate expensed $300 related to previously issued stock options that vested during the period.

The following table summarizes stock options issued to the employee during the six months ended June 30, 2009:

	Exercise	Fair	Expiration	Vesting	2009
Options	Price	Value	Date	Period	Expense
50,000	$0.10	$1,769	3/4/2012	Immediately	$1,769

As of June 30, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

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

5.           DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $88,000 at June 30, 2009. The $4,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 220% to 330%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the six months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2008.

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

During the six months ended June 30, 2009 and the year ended December 31, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the six months ended June 30, 2009 and 2008, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2009	2008

Net loss	$(41,102)	$(1,424,496)
Negative cash flow from operations	(157,269)	(208,669)
Negative working capital	(1,505,020)	(1,243,245)
Stockholders' deficit	(1,477,367)	(1,189,289)

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

We have supported the above operations by: (1) loans from a related party, (2) raising additional operating cash through the private sale of our preferred and common stock, (3) selling convertible debt and common stock to certain key stockholders and (4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments.

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

- Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

- Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

	Three Months Ended June 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$952,187	$1,022,405	$1,807,255	$(70,218)	$(784,850)
Cost of services	580,646	845,281	1,232,302	(264,635)	(387,021)
Gross profit	371,541	177,124	574,953	194,417	(397,829)
Selling, general and administrative expenses	104,269	174,328	413,619	(70,059)	(239,291)
Compensation expense	201,430	308,364	1,240,031	(106,934)	(931,667)
Income (loss) from operations	65,842	(305,568)	(1,078,697)	(371,410)	(773,129)
Interest expense	(52,321)	(32,108)	(8,337)	20,213	23,771
Deemed dividend on preferred stock	-	-	(600,000)	-	600,000
Gain on derivative financial instrument	87,000	-	-	87,000	-
Net income (loss)	$100,521	$(337,676)	$(1,687,034)	$(438,197)	$(1,349,358)

Service Revenue.
The $784,850 decrease in Service Revenue from 2007 to 2008 is primarily attributable to: (1) a reduction of $380,000 related to the completion of certain large application development engagements; (2) a reduction of $180,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (3) a reduction of $330,000 related to the reduction of EMR related projects and (4) offset by an increase of $150,000 related to the implementation project management and consulting services contract awarded to us by a healthcare system in Houston, Texas. The $70,218 decrease in Service Revenue from 2008 to 2009 is primarily attributable to: (1) a reduction of $158,000 related to our Medical Grade Network® business; () a reduction of $75,000 related to product sales and (3) offset by an increase of $174,000 related to the implementation project management and consulting services.

Cost of Services.
The $387,021 decrease in Cost of Services from 2007 to 2008 is primarily attributable to $160,000 related to the completion of certain large application development engagements throughout 2007 and $165,000 due to the reduction of EMR related projects. The $264,635 decrease in Cost of Services from 2008 to 2009 is primarily attributable to: (1) a $103,000 decrease in personnel related to the completion of certain large application development engagements and other cost cutting measures; (2) a $77,000 decrease related to our Medical Grade Network® business and (3) a reduction of $63,000 related to product sales.

Gross Profit.
Our Gross Profit decreased $397,829 from 2007 to 2008 and increased $194,417 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue decreased from 32% in 2007 to 17% in 2008 and increased to 39% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $239,291 decrease in SG&A from 2007 to 2008 was due primarily to a decrease of $60,000 related to business consulting and investment banking fees incurred during the second quarter of 2007 compared to -0- during the second quarter of 2008 as well as the effects of additional cost control measures instituted during the first quarter of 2008. The $70,059 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $931,667 from 2007 to 2008 is principally comprised of the following:
$(648,000) decrease related to options issued for employee services
  (240,000) decrease related to the reduction in personnel

The decrease in Compensation Expense of $106,934 from 2008 to 2009 is principally comprised of the following:
$(109,000) decrease related to options issued for employee services

Interest Expense.
The $23,771 increase in Interest Expense from 2007 to 2008 and the increase of $20,213 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party.

Deemed Dividend on Preferred Stock.
There was no deemed dividend on preferred shares and common stock warrants issued for 2008 and 2009 as compared to $600,000 for 2007.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $175,000 and $88,000 at March 31, 2009 and June 30, 2009, respectively. The $87,000 change in fair value is reported in our consolidated statement of operations as a gain on derivative financial instruments.

Net Income/Loss.
The Net Loss decreased $1,349,358 from 2007 to 2008 and decreased $438,197 from 2008 to 2009 (which resulted in $100,521 of net income for the second quarter of 2009) due to the items described above.

FINANCIAL CONDITION – THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

	Three Months Ended June 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash provided by (used in) operating activities	$(45,434)	$41,279	$(300,418)	$(86,713)	$(341,697)
Net cash (used in) investing activities	-	(3,500)	(11,814)	(3,500)	(8,314)
Net cash provided by (used in) financing activities	-	(2,890)	122,552	(2,890)	(125,442)
Net increase (decrease) in cash	$(45,434)	$34,889	$(189,680)	$(80,323)	$224,569
Cash balance at end of period	$34,014	$74,672	$19,378

Operating Activities.
The net decrease of $341,697 in cash used in operations from 2007 to 2008 is primarily due to: (1) the decrease in personnel and related salaries as a result of: (i) the completion of certain large application development engagements during 2007; (ii) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) the reduction of EMR related projects; (2) the elimination of business consulting and investment banking fees and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The net decrease of $86,713 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2009 are insignificant.

Financing Activities.
The decrease of $125,442 in net cash provided by financing activities from 2007 to 2008 is due to: (1) a $100,000 decrease in investments in the company’s preferred stock and common stock warrants and (2) a $25,000 net increase in related party short term debt. The decrease of $2,890 in cash used in financing activities from 2008 to 2009 is insignificant.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

	Six Months Ended June 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$1,966,142	$2,064,932	$3,168,322	$(98,790)	$(1,103,390)
Cost of services	1,201,460	1,603,025	2,193,130	(401,565)	(590,105)
Gross profit	764,682	461,907	975,192	302,775	(513,285)
Selling, general and administrative expenses	228,207	412,420	1,263,217	(184,213)	(850,797)
Compensation expense	453,606	1,414,555	2,827,701	(960,949)	(1,413,146)
Income (loss) from operations	82,869	(1,365,068)	(3,115,726)	(1,447,937)	(1,750,658)
Interest expense	(119,971)	(59,428)	(47,514)	60,543	11,914
Deemed dividend on preferred stock	-	-	(600,000)	-	600,000
Loss on derivative financial instrument	(4,000)	-	-	(4,000)	-
Net loss	$(41,102)	$(1,424,496)	$(3,763,240)	$(1,383,394)	$(2,338,744)

Service Revenue.
The $1,103,390 decrease in Service Revenue from 2007 to 2008 is primarily attributable to: (1) a reduction of $700,000 related to the completion of certain large application development engagements; (2) a reduction of $360,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (3) a reduction of $435,000 related to the reduction of EMR related projects and (4) offset by an increase of $450,000 related to the implementation project management and consulting services contract awarded to us by a healthcare system in Houston, Texas. The $98,790 decrease in Service Revenue from 2008 to 2009 is primarily attributable to: (1) a reduction of $300,000 related to our Medical Grade Network® business; () a reduction of $105,000 related to product sales and (3) offset by an increase of $339,000 related to the implementation project management and consulting services.

Cost of Services.
The $590,105 decrease in Cost of Services from 2007 to 2008 is primarily attributable to $270,000 related to the completion of certain large application development engagements throughout 2007 and $250,000 due to the reduction of EMR related projects. The $401,565 decrease in Cost of Services from 2008 to 2009 is primarily attributable to: (1) a $177,000 decrease in personnel related to the completion of certain large application development engagements and other cost cutting measures; (2) a $144,000 decrease related to our Medical Grade Network® business; (3) a reduction of $73,000 related to product sales and (4) offset by an increase of $45,000 related to technology consulting services.

Gross Profit.
Our Gross Profit decreased $513,285 from 2007 to 2008 and increased $302,775 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue decreased from 31% in 2007 to 22% in 2008 and increased to 39% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $850,797 decrease in SG&A from 2007 to 2008 is due primarily to a decrease of $625,000 related to business consulting and investment banking fees incurred during the six months of 2007 compared to -0- during the six months of 2008, as well as the effects of additional cost control measures instituted during the first quarter of 2008. The $184,213 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $1,413,146 from 2007 to 2008 is principally comprised of the following:
$(1,512,000)	decrease related to options issued for employee services
(500,000)	decrease related to the reduction in personnel
(143,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

The decrease in Compensation Expense of $960,949 from 2008 to 2009 is principally comprised of the following:
$(519,000)	decrease related to conversion of related party debt for common stock
(253,000)	decrease related to options issued for employee services
(109,000)	decrease related to warrants issued to borrow funds from a related party
(63,000)	decrease related to the reduction in personnel
(17,000)	decrease related to related party purchase of common stock for cash

Interest Expense.
The $11,914 increase in Interest Expense from 2007 to 2008 and the increase of $60,543 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party.

Deemed Dividend on Preferred Stock.
There was no deemed dividend on preferred shares and common stock warrants issued for 2008 and 2009 as compared to $600,000 for 2007.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was $88,000 at June 30, 2009. The $4,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments.

Net Loss.
The Net Loss decreased $2,338,744 from 2007 to 2008 and decreased $1,383,394 from 2008 to 2009 due to the items described above.

FINANCIAL CONDITION - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

	Six Months Ended June 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash (used in) operating activities	$(157,269)	$(208,669)	$(1,073,458)	$(51,400)	$(864,789)
Net cash (used in) investing activities	-	(12,870)	(29,101)	(12,870)	(16,231)
Net cash provided by financing activities	180,000	252,508	865,816	(72,508)	(613,308)
Net increase (decrease) in cash	$22,731	$30,969	$(236,743)	$(8,238)	$267,712
Cash balance at end of period	$34,014	$74,672	$19,378

Operating Activities.
The net decrease of $864,789 in cash used in operations from 2007 to 2008 is primarily due to: (1) the decrease in personnel and related salaries as a result of: (i) the completion of certain large application development engagements during 2007; (ii) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) the reduction of EMR related projects; (2) the elimination of business consulting and investment banking fees and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The net decrease of $51,400 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2009 are insignificant.

Financing Activities.
The decrease of $613,308 in net cash provided by financing activities from 2007 to 2008 is due to: (1) a $405,000 decrease in investments in the company’s preferred stock and common stock and warrants; (2) a $315,000 decrease in proceeds from a note payable from an individual; and (3) a $107,000 net increase in related party short term debt. The decrease of $72,508 in cash provided by financing activities from 2008 to 2009 is due to: (1) a $95,000 decrease in investments in the company’s common stock and warrants; and (2) a $22,000 net increase in related party short term debt.

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

Bluegate Services
At June 30, 2009, we had approximately 250 Medical Grade Network® customers which we forecast will increase moderately this year. During the second half of 2008 and first half of 2009, we continued greater focus on more complex projects and applications, which resulted in more efficient use of our resources and higher profit margins on the project work.

Professional Services
In October 2007 we were awarded a contract with a healthcare system in Houston, Texas to provide Implementation Project Management and consulting services. During 2008 and the first six months of 2009, we experienced an increase in revenue from this line of business and anticipate a continuing relationship with this Healthcare system. During the second and third quarters of 2008 we entered into contracts with healthcare related systems in Texas, Illinois and California to provide similar services. We will continue to put particular focus on the delivery of Implementation Project Management services to the growing Healthcare industry.

Application Development
Throughout 2007 we completed certain application development engagements which resulted in a decrease in both revenue and corresponding contractor expenses during 2008 and early 2009. We are currently pursuing multiple opportunities to expand this practice area.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the six months ended June 30, 2009 have been funded by loans from a related party. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business and has expanded its efforts in creating a market for its Professional Services organization.

As of June 30, 2009, our cash and cash equivalents were $34,014; total current assets were $411,617, total current liabilities were $1,916,637 and total stockholders’ deficit was $1,477,367. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each (which were further reduced to $24,000 effective May 1, 2008) until the company achieves a net positive cash flow from operations. Effective May 31, 2009, one of the officers resigned from the company.

We intend to use debt to cover the anticipated negative cash flow into the third quarter of 2009, at which time we project to be operating at a break-even cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Manfred Sternberg, director and officer and William Koehler, director and former officer, filed with the Texas Workforce Commission wage claims for unpaid wages for $38,000 and $42,000, respectively. We have provided the employer responses to the Texas Workforce Commission and are waiting for a written decision from the Texas Workforce Commission on the findings.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 29, 2009, Charles Leibold will become a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders.  The Definitive Information Statement had a record date of June 25, 2009. Mr. Leibold remains our Chief Financial Officer and Principal Accounting Officer.

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

Bluegate Corporation

Date:	July 17, 2009	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	July 17, 2009	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2