Form 10-Q
period 2009-09-30
BLUEGATE CORP
filed 2009-11-16
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 934 For the quarterly period ended September 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 600, Houston,Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of November 12, 2009.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$11,283
Accounts receivable, net	260,804	502,631
Prepaid expenses and other	10,875	22,498
Total current assets	273,995	536,412
Property and equipment, net	20,107	44,381
Total assets	$294,102	$580,793
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$122,241	$230,325
Accounts payable to related party	-	10,750
Accrued liabilities	68,838	139,046
Notes payable	12,800	12,800
Notes payable to related parties	1,369,079	1,169,079
Accrued liabilities to related parties	120,953	178,655
Deferred revenue	106,468	194,472
Derivative liabilities	132,000	-
Total current liabilities	1,932,379	1,935,127
Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2009)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at September 30, 2009 and December 31, 2008	26,034	26,034
Additional paid-in capital	21,643,004	26,240,785
Accumulated deficit	(23,307,315)	(27,621,153)
Total stockholders’ deficit	(1,638,277)	(1,354,334)
Total liabilities and stockholders’ deficit	$294,102	$580,793

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Service revenue	$764,330	$1,131,719	$2,730,472	$3,196,651
Cost of services	634,645	751,437	1,836,105	2,354,462
Gross profit	129,685	380,282	894,367	842,189
Selling, general and administrative expenses	126,184	154,361	354,391	566,781
Compensation expense	67,703	325,028	521,309	1,739,583
Income (loss) from operations	(64,202)	(99,107)	18,667	(1,464,175)
Interest expense	(52,858)	(88,276)	(172,829)	(147,704)
Loss on derivative financial instruments	(44,000)	-	(48,000)	-
Net loss	$(161,060)	$(187,383)	$(202,162)	$(1,611,879)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Basic and diluted weighted average shares outstanding	26,033,565	24,783,565	26,033,565	23,700,755

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2008	26,033,565	$26,034	48	$-	$26,240,785	$(27,621,153)	$(1,354,334)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities					(4,600,000)	4,516,000	(84,000)
Common stock options issued for employee services					2,219		2,219
Net loss						(202,162)	(202,162)
Balance at September 30, 2009	26,033,565	$26,034	48	$-	$21,643,004	$(23,307,315)	$(1,638,277)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
UNAUDITED
	2009	2008
Cash flows from operating activities:
Net loss	$(202,162)	$(1,611,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,274	42,398
Common stock options issued for employee services	2,219	342,911
Common stock warrants issued to borrow funds from related party	-	109,028
Common stock issued for compensation	-	535,500
Derivative loss	48,000	-
Amortization of debt issuance cost	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	241,827	43,360
Prepaid expenses and other current assets	11,623	10,135
Accounts payable and accrued liabilities	(178,292)	(90,952)
Accounts payable to related party	(10,750)	(18)
Accrued liabilities to related parties	(57,702)	135,926
Deferred revenue	(88,004)	22,321
Net cash used in operating activities	(188,967)	(461,270)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,870)
Net cash used in investing activities	-	(12,870)

Cash flows from financing activities:
Proceeds from related party short term debt	180,000	515,000
Payments on related party short term debt	-	(157,492)
Common stock and warrants issued for cash	-	95,000
Net cash provided by financing activities	180,000	452,508

Net decrease in cash and cash equivalents	(8,967)	(21,632)
Cash and cash equivalents at beginning of period	11,283	43,703
Cash and cash equivalents at end of period	$2,316	$22,071

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$-	$305,000
Derivative liability at January 1, 2009	84,000	-
Supplemental information:
Cash paid for interest	161,247	106,204

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$132,000	—	$132,000

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

           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements. The adoption of ASC 855 did not have material impact on the Company’s results of operations, financial positions, or cash flows.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

2.           GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2009 and 2008, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

The note payable to William Koehler, former Director/Corporate Officer, was due on demand and pursuant to the terms of the note; Mr. Koehler recently made a demand for payment.  Thirty days had elapsed since Mr. Koehler made his demand for payment and we had not repaid the debt at that time.  That debt was in default in the principal amount of $34,628 plus accrued interest to September 30, 2009 in the amount of $7,182. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler effective November 7, 2009, the note payable in the principal amount of $34,628 plus accrued interest to October 31, 2009 in the amount of $9,004 was paid in full. See Subsequent Event footnote 6.

The note payable to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco (CEO/President/Director), is due on demand and pursuant to the terms of the note; SAIC recently made a demand for payment.  Thirty days have elapsed since SAIC made demand for payment; however, we have not repaid SAIC.  This debt was in default in the principal amount of $1,300,000. As a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment. See Subsequent Event footnote 6.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3.	NOTES PAYABLE
Notes payable at September 30, 2009 and December 31, 2008 are summarized below:	9/30/2009	12/31/2008

Unsecured notes payable: 10% note payable due upon demand	$12,800	$12,800
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
The note payable to SAIC is due on demand and pursuant to the terms of the note; SAIC recently made a demand for payment.  Thirty days have elapsed since SAIC made demand for payment; however, we have not repaid SAIC.  This debt was in default in the principal amount of $1,300,000. As a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment. See Subsequent Event footnote 6.
	$1,300,000	$1,100,000

Unsecured notes payable to related parties: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), former Chief Strategy Officer and William Koehler ("WK"), former President and COO, for Bluegate to borrow up to $500,000 from each of them. As of September 30, 2009, the interest rates on the underlying credit cards pertaining to funds borrowed from MS and WK were 17.24% and 17.23%, respectively.

The note payable to William Koehler, former Director/Corporate Officer, was due on demand and pursuant to the terms of the note; Mr. Koehler recently made a demand for payment.  Thirty days had elapsed since Mr. Koehler made his demand for payment and we had not repaid the debt at that time.  That debt was in default in the principal amount of $34,628 plus accrued interest to September 30, 2009 in the amount of $7,182. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler effective November 7, 2009, the note payable in the principal amount of $34,628 plus accrued interest to October 31, 2009 in the amount of $9,004 was paid in full. See Subsequent Event footnote 6.
	34,628	34,628

Note payable to Manfred Sternberg due on demand. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg effective November 7, 2009, the note payable in the principal amount of $34,451 plus accrued interest to October 31, 2009 in the amount of $7,922 was paid in full. See Subsequent Event footnote 6.	34,451	34,451

	$1,369,079	$1,169,079

4.           EQUITY TRANSACTIONS

During the nine months ended September 30, 2009, Bluegate completed the following equity transactions:

Stock options issued for services:

During the nine months ended September 30, 2009, Bluegate expensed $450 related to previously issued stock options that vested during the period.

The following table summarizes stock options issued to the employee during the nine months ended September 30, 2009:

	Exercise	Fair	Expiration	Vesting	2009
Options	Price	Value	Date	Period	Expense
50,000	$0.10	$1,769	3/4/2012	Immediately	$1,769

As of September 30, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individuals or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity (3,000,000 shares); Manfred Sternberg and related entities (2,000,000 shares); and William Koehler (2,000,000 shares).

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

5.           DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $132,000 at September 30, 2009. The $48,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 220% to 330%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

6.           SUBSEQUENT EVENT

Effective November 7, 2009 the shareholders holding at least a super majority of the voting rights of our outstanding voting shares (greater than 2/3 of the vote) authorized, directed, and consented to: 1) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) assets to Sperco, LLC (a company controlled by Stephen Sperco) (“Sperco”) (Sperco is our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt, plus an adjustment on a dollar for dollar basis for any working capital; 2) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,369 to Manfred Sternberg; 3) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to Mr. Koehler’s American Express account and a $1 payment to William Koehler; 4) the Company entering into an Asset Sale and Purchase Agreement to sell certain Trilliant Technology Group, Inc.’s assets to Trilliant Corporation (a company controlled by William Koehler, former Director/Corporate Officer) for a cash payment of $5,000; 5) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Healthcare Information Management Systems (“HIMS”) assets to SAI Corporation (“SAIC”), a corporation controlled by Sperco in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) that there were no incorrect statements of fact contained in the Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

The carrying value of the assets disposed of totaled $17,590 and consisted of furniture, fixtures and equipment. The carrying value of liabilities disposed of totaled $245,741 and consisted of: (i) $100,000 reduction of secured debt to SAI Corporation; (ii) $44,369 payment of a note payable and accrued interest to Manfred Sternberg; (iii) $44,374 payment of a note payable and accrued interest to William Koehler; (iv) $22,499 and $6,000 forgiveness of accrued directors’ fees and accrued vehicle allowances, respectively from Manfred Sternberg; and (v) $22,499 and $6,000 forgiveness of accrued directors’ fees and accrued vehicle allowances, respectively from William Koehler.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2008.

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

OUR BUSINESS
Our business includes help desk support and break-fix operations as well as acquisition and special financing of equipment and services.  It also can include provisions for technology refresh, change management, and level of service agreements.  Our target market for such services consists of private-practice physicians whose office staffs typically lack the in-house technical expertise to support mission-critical computer systems and associated hardware.  In many cases, these private-practice physicians are affiliated with our larger medical facility clients, creating a logical foundation for Bluegate to establish and maintain long-term business relationships.

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

STOCK-BASED COMPENSATION
Financial Accounting Standard ASC 718 (previously FAS No. 123R), "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans.  It defines a fair value based method of accounting for an employee stock option or similar equity instrument.  In January 2006, we implemented SFAS No. 123R, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

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

During the nine months ended September 30, 2009 and the year ended December 31, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the nine months ended September 30, 2009 and 2008, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2009	2008
Net loss	$(202,162)	$(1,611,879)
Negative cash flow from operations	(188,967)	(461,270)
Negative working capital	(1,658,384)	(1,329,877)
Stockholders' deficit	(1,638,277)	(1,289,105)

The note payable to William Koehler, former Director/Corporate Officer, was due on demand and pursuant to the terms of the note; Mr. Koehler recently made a demand for payment.  Thirty days had elapsed since Mr. Koehler made his demand for payment and we had not repaid the debt at that time.  That debt was in default in the principal amount of $34,628 plus accrued interest to September 30, 2009 in the amount of $7,182. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler effective November 7, 2009, the note payable in the principal amount of $34,628 plus accrued interest to October 31, 2009 in the amount of $9,004 was paid in full.  See Subsequent Event footnote 6.

The note payable to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco (CEO/President/Director), is due on demand and pursuant to the terms of the note; SAIC recently made a demand for payment.  Thirty days have elapsed since SAIC made demand for payment; however, we have not repaid SAIC.  This debt was in default in the principal amount of $1,300,000. As a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment. See Subsequent Event footnote 6.

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

We have supported the above operations by: (1) loans from a related party, (2) raising additional operating cash through the private sale of our preferred and common stock, (3) selling convertible debt and common stock to certain key stockholders and (4) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments. See Subsequent Event footnote 6.

THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

RESULTS OF OPERATIONS
	Three Months Ended September 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$764,330	$1,131,719	$1,280,525	$(367,389)	$(148,806)
Cost of services	634,645	751,437	938,600	(116,792)	(187,163)
Gross profit	129,685	380,282	341,925	(250,597)	38,357
Selling, general and administrative expenses	126,184	154,361	144,502	(28,177)	9,859
Compensation expense	67,703	325,028	1,437,448	(257,325)	(1,112,420)
Loss from operations	(64,202)	(99,107)	(1,240,025)	(34,905)	(1,140,918)
Interest expense	(52,858)	(88,276)	(11,267)	(35,418)	77,009
Deemed dividend on preferred stock	-	-	-	-	-
Loss on derivative financial instrument	(44,000)	-	-	(44,000)	-
Net loss	$(161,060)	$(187,383)	$(1,251,292)	$(26,323)	$(1,063,909)

RESULTS OF OPERATIONS

Service Revenue.
The $148,806 decrease in Service Revenue from 2007 to 2008 is primarily attributable to: (1) a reduction of $315,000 related to the completion of certain large application development engagements; (2) a reduction of $180,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (3) a reduction of $45,000 related to the reduction of EMR related projects and (4) offset by an increase of $308,000 related to the implementation project management and consulting services. The $367,389 decrease in Service Revenue from 2008 to 2009 is primarily attributable to: (1) a reduction of $221,000 related to our Medical Grade Network® business; and (2) a reduction of $136,000 in the implementation project management and consulting services.

Cost of Services.
The $187,163 decrease in Cost of Services from 2007 to 2008 is primarily attributable to $57,000 related to the completion of certain large application development engagements throughout 2007 and $75,000 due to the reduction of EMR related projects. The $116,792 decrease in Cost of Services from 2008 to 2009 is primarily attributable to: (1) a $99,000 decrease related to our Medical Grade Network® business;(2) a decrease of $76,000 related to technology consulting services and offset by (3) an increase of $49,000 related to product sales; and (4) a $43,000 increase in personnel related to the completion of certain large application development engagements.

Gross Profit.
Our Gross Profit increased $38,357 from 2007 to 2008 and decreased $250,597 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue increased from 27% in 2007 to 34% in 2008 and decreased to 17% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $9,859 increase in SG&A from 2007 to 2008 was insignificant. The $28,177 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $1,112,420 from 2007 to 2008 is principally comprised of the following:
$(823,000)	decrease related to options issued for employee services
(400,000)	decrease related to the reduction in personnel

The decrease in Compensation Expense of $257,325 from 2008 to 2009 is principally comprised of the following:
$(147,000)	decrease related to the reduction in personnel
(88,000)	decrease related to options issued for employee services

Interest Expense.
The $77,009 increase in Interest Expense from 2007 to 2008 and the decrease of $35,418 from 2008 to 2009 was a result of the borrowings under the secured note payable to related party.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $88,000 and $132,000 at June 30, 2009 and September 30, 2009, respectively. The $44,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments.

Net Loss.
The Net Loss decreased $1,063,909 from 2007 to 2008 and decreased $26,323 from 2008 to 2009 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended September 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash used in operating activities	$(31,698)	$(252,601)	$(418,615)	$(220,903)	$(166,014)
Net cash used in investing activities	-	-	(1)	-	(1)
Net cash provided by financing activities	-	200,000	429,256	(200,000)	(229,256)
Net decrease in cash	$(31,698)	$(52,601)	$10,640	$20,903	$(63,241)

Cash balance at end of period	$2,316	$22,071	$30,018

Operating Activities.
The net decrease of $166,014 in cash used in operations from 2007 to 2008 is primarily due to: (1) the decrease in personnel and related salaries as a result of: (i) the completion of certain large application development engagements during 2007; (ii) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) the reduction of EMR related projects; (2) the elimination of business consulting and investment banking fees and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The net decrease of $220,903 in cash provided by operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) the effects of additional cost control measures and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2009 are insignificant.

Financing Activities.
The decrease of $229,256 in net cash provided by financing activities from 2007 to 2008 is due to: (1) a $800,000 decrease in investments in the company’s preferred stock and common stock warrants;(2) a $210,000 net increase in related party short term debt; (3) a $315,000 increase in repayment of note payable from individual; and (4) a $45,000 net increase in bank line of credit. The decrease of $200,000 in cash used in financing activities from 2008 to 2009 is due to a net decrease in related party short term debt.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

RESULTS OF OPERATIONS
	Nine Months Ended September 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$2,730,472	$3,196,651	$4,448,847	$(466,179)	$(1,252,196)
Cost of services	1,836,105	2,354,462	2,940,899	(518,357)	(586,437)
Gross profit	894,367	842,189	1,507,948	52,178	(665,759)
Selling, general and administrative expenses	354,391	566,781	1,389,095	(212,390)	(822,314)
Compensation expense	521,309	1,739,583	4,474,604	(1,218,274)	(2,735,021)
Income (loss) from operations	18,667	(1,464,175)	(4,355,751)	(1,482,842)	(2,891,576)
Interest expense	(172,829)	(147,704)	(58,781)	25,125	88,923
Deemed dividend on preferred stock	-	-	(600,000)	-	600,000
Loss on derivative financial instrument	(48,000)	-	-	(48,000)	-
Net loss	$(202,162)	$(1,611,879)	$(5,014,532)	$(1,409,717)	$(3,402,653)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

RESULTS OF OPERATIONS

Service Revenue.
The $1,252,196 decrease in Service Revenue from 2007 to 2008 is primarily attributable to: (1) a reduction of $1,019,000 related to the completion of certain large application development engagements; (2) a reduction of $541,000 related to the fourth quarter 2007 decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we serve for that system; (3) a reduction of $478,000 related to the reduction of EMR related projects and (4) offset by an increase of $663,000 related to the implementation project management and consulting services. The $466,179 decrease in Service Revenue from 2008 to 2009 is primarily attributable to: (1) a reduction of $528,000 related to our Medical Grade Network® business; (2) a reduction of $94,000 related to product sales and (3) offset by an increase of $202,000 related to the implementation project management and consulting services.

Cost of Services.
The $586,437 decrease in Cost of Services from 2007 to 2008 is primarily attributable to $325,000 related to the completion of certain large application development engagements throughout 2007 and $320,000 due to the reduction of EMR related projects. The $518,357 decrease in Cost of Services from 2008 to 2009 is primarily attributable to: (1) a $134,000 decrease in personnel related to the completion of certain large application development engagements and other cost cutting measures; (2) a $210,000 decrease related to our Medical Grade Network® business; (3) a reduction of $24,000 related to product sales and (4) a decrease of $31,000 related to technology consulting services.

Gross Profit.
Our Gross Profit decreased $665,759 from 2007 to 2008 and increased $52,178 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue decreased from 34% in 2007 to 26% in 2008 and increased to 33% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $822,314 decrease in SG&A from 2007 to 2008 is due primarily to a decrease of $600,000 related to business consulting and investment banking fees, as well as the effects of additional cost control measures instituted during the first quarter of 2008. The $212,390 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $2,735,021 from 2007 to 2008 is principally comprised of the following:
$(2,336,000)	decrease related to options issued for employee services
(900,000)	decrease related to the reduction in personnel
(143,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

The decrease in Compensation Expense of $1,218,274 from 2008 to 2009 is principally comprised of the following:
$(519,000)	decrease related to conversion of related party debt for common stock
(341,000)	decrease related to options issued for employee services
(109,000)	decrease related to warrants issued to borrow funds from a related party
165,000)	decrease related to the reduction in personnel
(17,000)	decrease related to related party purchase of common stock for cash

Interest Expense.
The $88,923 increase in Interest Expense from 2007 to 2008 and the increase of $25,125 from 2008 to 2009 was a result of the borrowings under the secured note payable to related party.

Deemed Dividend on Preferred Stock.
There was no deemed dividend on preferred shares and common stock warrants issued for 2008 and 2009 as compared to $600,000 for 2007.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was $132,000 at September 30, 2009. The $48,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments.

Net Loss.
The Net Loss decreased $3,402,653 from 2007 to 2008 and decreased $1,409,717 from 2008 to 2009 due to the items described above.

FINANCIAL CONDITION
	Nine Months Ended September 30,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash used in operating activities	$(188,967)	$(461,270)	$(1,492,073)	$(272,303)	$(1,030,803)
Net cash used in investing activities	-	(12,870)	(29,102)	(12,870)	(16,232)
Net cash provided by financing activities	180,000	452,508	1,295,072	(272,508)	(842,564)
Net decrease in cash	$(8,967)	$(21,632)	$(226,103)	$12,665	$204,471

Cash balance at end of period	$2,316	$22,071	$30,018

Operating Activities.
The net decrease of $1,030,803 in cash used in operations from 2007 to 2008 is primarily due to: (1) the decrease in personnel and related salaries as a result of: (i) the completion of certain large application development engagements during 2007; (ii) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (iii) the reduction of EMR related projects; (2) the elimination of business consulting and investment banking fees and (3) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The net decrease of $272,303 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2009 are insignificant.

Financing Activities.
The decrease of $842,564 in net cash provided by financing activities from 2007 to 2008 is due to: (1) a $1,205,000 decrease in investments in the company’s preferred stock and common stock and warrants; (2) a $318,000 net increase in related party short term debt; and (3) a $45,000 net increase in bank line of credit. The decrease of $272,508 in cash provided by financing activities from 2008 to 2009 is due to: (1) a $178,000 net decrease in related party short term debt; and (2) a $95,000 decrease in investments in the company’s common stock and warrants.

FORECAST

Bluegate Services
The carrier business continues to operate at a profit but we do not expect significant growth in this area.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the nine months ended September 30, 2009 have been funded by loans from a related party. Bluegate has continued to take steps to reduce its monthly operating expenses relating to its core business.

As of September 30, 2009, our cash and cash equivalents were $2,316; total current assets were $273,995; total current liabilities were $1,932,379; and total stockholders’ deficit was $1,638,277. Effective January 1, 2008, three of the company’s executive officers reduced their annual base salaries to $100,000 each (which were further reduced to $24,000 effective May 1, 2008) until the company achieves a net positive cash flow from operations. Effective May 31, 2009, one of the officers resigned from the company and effective July 30, 2009, one of the officers employment terminated.

Effective November 7, 2009 the shareholders holding at least a super majority of the voting rights of our outstanding voting shares (greater than 2/3 of the vote) authorized, directed, and consented to: 1) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) assets to Sperco, LLC (a company controlled by Stephen Sperco) (“Sperco”) (Sperco is our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt, plus an adjustment on a dollar for dollar basis for any working capital; 2) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,369 to Manfred Sternberg; 3) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to Mr. Koehler’s American Express account and a $1 payment to William Koehler; 4) the Company entering into an Asset Sale and Purchase Agreement to sell certain Trilliant Technology Group, Inc.’s assets to Trilliant Corporation (a company controlled by William Koehler, former Director/Corporate Officer) for a cash payment of $5,000; 5) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Healthcare Information Management Systems (“HIMS”) assets to SAI Corporation (“SAIC”), a corporation controlled by Sperco in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) that there were no incorrect statements of fact contained in the Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

The carrying value of the assets disposed of totaled $17,590 and consisted of furniture, fixtures and equipment. The carrying value of liabilities disposed of totaled $245,741 and consisted of: (i) $100,000 reduction of secured debt to SAI Corporation; (ii) $44,369 payment of a note payable and accrued interest to Manfred Sternberg; (iii) $44,374 payment of a note payable and accrued interest to William Koehler; (iv) $22,499 and $6,000 forgiveness of accrued directors’ fees and accrued vehicle allowances, respectively from Manfred Sternberg; and (v) $22,499 and $6,000 forgiveness of accrued directors’ fees and accrued vehicle allowances, respectively from William Koehler.

We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.

Our ability to achieve profitability will depend upon our ability to execute and deliver high quality, reliable connectivity services.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Manfred Sternberg, former Director/Corporate Officer and William Koehler, former Director/Corporate Officer, filed with the Texas Workforce Commission (“TWC”) wage claims for unpaid wages for $38,000 and $42,000, respectively. We provided the employer responses to the TWC and were waiting for a written decision from the TWC on the findings. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg and William Koehler effective November 7, 2009, these wage claims were included in the releases and were no longer valid.

The note payable to William Koehler, former Director/Corporate Officer, was due on demand and pursuant to the terms of the note; Mr. Koehler recently made a demand for payment.  Thirty days had elapsed since Mr. Koehler made his demand for payment and we had not repaid the debt at that time.  That debt was in default in the principal amount of $34,628 plus accrued interest to September 30, 2009 in the amount of $7,182. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler effective November 7, 2009, the note payable in the principal amount of $34,628 plus accrued interest to October 31, 2009 in the amount of $9,004 was paid in full.

The note payable to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco (CEO/President/Director), is due on demand and pursuant to the terms of the note; SAIC recently made a demand for payment.  Thirty days have elapsed since SAIC made demand for payment; however, we have not repaid SAIC.  This debt was in default in the principal amount of $1,300,000. As a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 29, 2009, Charles Leibold became a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders.  The Definitive Information Statement had a record date of June 25, 2009. Mr. Leibold remains our Chief Financial Officer and Principal Accounting Officer.

Effective November 7, 2009 the shareholders holding at least a super majority of the voting rights of our outstanding voting shares (greater than 2/3 of the vote) authorized, directed, and consented to:
1) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) assets to Sperco, LLC ( a company controlled by Stephen Sperco) (“Sperco”) (Sperco is our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt, plus an adjustment on a dollar for dollar basis for any working capital; 2) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,369 to Manfred Sternberg; 3) the Company entering into a Separation Agreement and Mutual Release in Full of all claims with William Koehler (former Director/Corporate Officer) in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to Mr. Koehler’s American Express account and a $1 payment to William Koehler; 4) the Company entering into an Asset Sale and Purchase Agreement to sell certain Trilliant Technology Group, Inc.’s assets to Trilliant Corporation (a company controlled by William Koehler, former Director/Corporate Officer) for a cash payment of $5,000; 5) the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Healthcare Information Management Systems (“HIMS”) assets to SAI Corporation (“SAIC”), a corporation controlled by Sperco in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) that there were no incorrect statements of fact contained in the Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

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

Bluegate Corporation

Date:	November 16, 2009	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	November 16, 2009	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2