Form 10-K
period 2009-12-31
BLUEGATE CORP
filed 2010-03-15
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

701 North Post Oak Road, Suite 600,	77024
Houston, Texas
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 713-686-1100

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                   Yes x    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 Yes x    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                             Yes      No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                 x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                 Yes    No x

As of March 15, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $36,138. On March 15, 2010, the registrant had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

       Documents Incorporated by Reference

None

PART I
Item 1.Business.

INTRODUCTION
Bluegate Corporation (the “Company”) was  originally  incorporated  as  Solis Communications, Inc. on  July  23,  2001  and  adopted  a  name  change  to  Crescent Communications Inc. upon completion  of  a reverse acquisition of Berens Industries,  Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”).

Bluegate is a Nevada Corporation that consists of the networking service (carrier/circuit) business, which provides internet connectivity to corporate clients on a subscription basis; essentially operating as a broker.

In this Form 10-K, we refer to ourselves as "Bluegate," "We," Us," “the Company,” and "Our."

Our executive offices are located at: Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024; tel. voice: 713-686-1100, fax: 713-682-7402. Our Web site is www.bluegate.com.

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt.  There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 15, 2010, which raises substantial doubt about our ability to continue as a going concern.

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

Effective May 31, 2009, Mr. Koehler resigned as President from the company.

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

Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our CEO/President/Director. Stephen Sperco was appointed Chairman of the Board.  The executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated.

Effective October 27, 2009, Mr. Koehler resigned as Director and effective October 28, 2009, Mr. Sternberg and Mr. Geary resigned as Directors.

In order to preserve common shareholder value, avoid bankruptcy and minimize Bluegate’s ongoing loss, effective November 7, 2009, Bluegate entered into the following transactions: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and the elimination of certain liabilities (consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b)  contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN, and business name of Bluegate with a -0- net book value; c) eliminated liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser) to Sperco, LLC (“Sperco”) (an entity controlled by Stephen Sperco (“SS”), our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to Bluegate from Sperco resulting from Bluegate’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to Bluegate for the personnel, facilities, tools, and resources necessary for Bluegate to support both the MGN and HIMS operations for Sperco for the same period; 2) entered into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) entered into A Separation Agreement and Mutual Release in Full of all claims with William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a -0- net book value; b) lists of telephone and fax numbers and  intellectual properties with a -0- net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of: a) Contracts, agreements and intellectual properties with a -0- net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

Pursuant to the State of Nevada Revised Statutes, which authorizes the taking of action by written consent of the shareholders without a meeting, a super majority of the voting power of the shareholders of Bluegate gave their consent to the above actions. During November 2009, Bluegate filed a Preliminary Information Statement on Schedule 14C with the SEC and subsequently submitted responses to their comments. We are waiting for the SEC’s response in order to file a Definitive Information Statement on Schedule 14C and finalize the notice to be mailed to shareholders.

As a result of these transactions, Bluegate received $105,000 cash; reduced the secured note payable to SAIC by $100,000; paid off unsecured notes payable and accrued interest of $88,743 to MS and WK; eliminated $56,998 of accrued liabilities to MS and WK; recorded $24,234 of expenses (principally legal and professional); removed the remaining book value of fixed assets of $17,889, eliminated $43,607 of customer liabilities assumed by Sperco and the net effect of $263,484 as an increase to additional paid-in capital since the effect was treated as related party forgiveness of debt.

OUR BUSINESS PRIOR TO THE NOVEMBER 7, 2009 DISPOSITION OF CERTAIN ASSETS AND BUSINESS
Bluegate provided the nation's only Medical Grade Network® that facilitated physician and clinical integration between hospitals and physicians in a secure private environment.  As a leader in providing the Healthcare industry outsourced Information Technology (IT) solutions and remote IT management services, Bluegate provided hospitals and physicians with a single source solution for all of their clinical integration and IT needs.  Additionally Bluegate provided IT, telecommunication, implementation project management and consulting through its professional services organization.

CONSULTING PRACTICE
Healthcare institutions have very unique requirements not found in a typical commercial environment.  Our Healthcare consulting practice worked with medical facilities and systems on evaluation, procurement and implementation of healthcare related voice, data, video, infrastructure and applications for the Healthcare environment with a particular emphasis on the deployment of Electronic Medical Record applications.  Our IT/Telecommunications consulting practice worked in various industry verticals providing evaluation, procurement, and implementation of IT/Telecommunications solutions for our clients.  Our Applications consulting practice provided specific applications development, enhancement, coding, and integration work for various industry verticals.

OUTSOURCING
Our outsourcing offering included help desk support and break-fix operations as well as acquisition and special financing of equipment and services.  It also included provisions for technology refresh, change management, and level of service agreements.  Our target market for such services consisted of private-practice physicians whose office staffs typically lack the in-house technical expertise to support mission-critical computer systems and associated hardware.  In many cases, these private-practice physicians were affiliated with our larger medical facility clients, creating a logical foundation for Bluegate to establish and maintain long-term business relationships.

SYSTEMS INTEGRATION AND MANAGED SECURITY SOLUTIONS
Our systems integration and managed security group enabled secure, HIPAA-compliant data communication between hospitals, medical facilities, and physician practices from all locations via the services of our Bluegate Medical Grade Network® - ultimately enhancing patient care. We also provided affordable access to compatible medical-focused content and applications over a secure IT infrastructure to improve practice efficiency and service. We extended IT Best Practices to the edge of the healthcare network ensuring every access point for the physician and healthcare location is as secure as the hospital itself.

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

The Administrative Simplification provisions of Title II of HIPAA require the United States Department of Health and Human Services to establish national standards for electronic healthcare transactions and national identifiers for providers, health plans, and employers. It also addresses the security and privacy of health data.  Adopting these standards will improve the efficiency and effectiveness of the nation's Healthcare system by encouraging the widespread use of electronic data interchange in Healthcare.  As the result of increasing pressure for healthcare providers to adopt electronic health records and the healthcare IT environment created by the Stark Law exceptions there was an increasing demand for Bluegate’s networks, technologies, remote management, and professional IT services.

OUR BUSINESS SUBSEQUENT TO THE NOVEMBER 7, 2009 DISPOSITION OF CERTAIN ASSETS AND BUSINESS
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a broker.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the healthcare industry.

COMPETITION
Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

OUR BUSINESS - CUSTOMERS AND VENDORS
CONTINUING AND DISCONTINUED COMBINED FOR 2009
Major Customers.  During 2009, our top five customers accounted for 53% of our service revenue and no single customer accounted for more than 16% of service revenue.

Major Vendors. During 2009, our top five vendors accounted for 58% of our purchases and no single vendor accounted for more than 23% of purchases.

OUR BUSINESS - CUSTOMERS AND VENDORS
CONTINUING FOR 2009
Major Customers.  During 2009, our top five customers accounted for 27% of our service revenue and no single customer accounted for more than 10% of service revenue.

Major Vendors. During 2009, our top five vendors accounted for 91% of our purchases and no single vendor accounted for more than 53% of purchases.

EMPLOYEES
At December 31, 2009 we had 14 full time employees and 1 part-time employee. As a result of the disposition of certain assets and business, effective January 1, 2010 there are no Bluegate Corporation employees and Sperco, LLC will continue to provide management, accounting, administrative, maintenance, and technical support for Bluegate’s business and corporate reporting requirements as needed in exchange for short term free rent.

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

RISKS RELATED TO OUR FINANCIAL OPERATIONS:

OUR PAST LOSSES RAISE DOUBTS ABOUT OUR ABILITY TO OPERATE PROFITABLY OR CONTINUE AS A GOING CONCERN
We have experienced substantial operating losses and we expect to incur operating losses until sales increase. We will also need to raise sufficient funds to finance our activities. We may be unable to achieve or sustain profitability. Our independent registered public accounting firm included an explanatory paragraph in their report indicating substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt as to our ability to continue as a going concern.

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

IF WE DO NOT KEEP PACE WITH OUR COMPETITORS AND WITH TECHNOLOGY AND MARKET CHANGES, OUR SERVICES MAY BECOME OBSOLETE AND OUR BUSINESS MAY SUFFER
The market for our services is competitive and could be subject to rapid technological changes. We believe that there are potentially many competitive approaches being pursued, including some by private companies from which information is difficult to obtain. Many of our competitors have significantly greater resources and more services that directly compete with our services. Our competitors may have developed, or could in the future develop, new technologies that compete with our services and even render our services obsolete.

WE COULD HAVE SYSTEMS FAILURES THAT COULD ADVERSELY AFFECT OUR BUSINESS
Our business depends on the efficient and uninterrupted operation of both our suppliers and our computer and communications hardware systems and infrastructure. Although we have taken precautions against system failure, interruptions could result from natural disasters, power losses, Internet failures, telecommunication failures, and similar events. Our systems are also subject to human error, security breaches, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism, and tampering designed to disrupt our computer systems. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ADEQUATELY ADDRESS SECURITY ISSUES
We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. Nonetheless, our technology infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents our security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

RISKS RELATED TO OUR SECURITIES:

LACK OF AUTHORIZED STOCK TO COVER ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES
As of December 31, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 5,000,000 shares.

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

Item 2. Properties.

We lease approximately 7,290 square feet of office space located at 701 North Post Oak Road, Suite 600, Houston, Texas 77024, for a monthly lease payment of approximately $9,000.  The lease expires in November 2013 and we are pursuing subletting unused space.

Item 3. Legal Proceedings.

None.

PART II

Item 4. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCBB and our trading symbol is "BGAT."  The following table sets forth the quarterly high and low bid price per share for our common stock.  These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices.  Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE	2009		2008
	HIGH	LOW	HIGH	LOW
First Quarter	$ 0.040	$0.008	$ 0.150	$ 0.060
Second Quarter	0.035	0.005	0.090	0.030
Third Quarter	0.015	0.010	0.150	0.030
Fourth Quarter	0.035	0.003	0.040	0.005

COMMON STOCK
On March 15, 2010, we had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

On March 15, 2010, the closing bid price of our stock was $0.0032 per share.

On March 15, 2010, we had approximately 511 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	9,833,597	$0.39	1,867,315	(1)
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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan").  The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2005 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2009, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

Item 5. Selected Financial Data.

Disclosure is not required as a result of our Company’s status as a smaller reporting company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our consolidated financial statements.

OVERVIEW
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a broker.

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 15, 2010, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2009 and 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2009		2008
Net loss attributable to common shareholders	$	(319,782)	$(1,794,546)
Negative cash flow from operations		(349,457)	(660,290)
Negative working capital		(1,323,355)	(1,398,715)
Stockholders’ deficit		(1,323,355)	(1,354,334)

These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required,  and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

LIQUIDITY AND CAPITAL RESOURCES
Operations for the year ended December 31, 2009 have been funded by loans from related parties and the disposition of certain assets and business. As of December 31, 2009, our cash and cash equivalents were $27,084; total current assets were $160,617, total current liabilities were $1,483,972 and total stockholders’ deficit was $1,323,355.

We intend to use debt to cover the anticipated negative cash flows until we can operate at a break-even cash flow mode.  We may seek additional capital to fund potential costs associated with possible expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities, or other sources. Stockholders should assume that any additional funding will likely be dilutive.

Our ability to achieve profitability will depend upon our ability to execute and deliver high quality, reliable connectivity services.  Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing.  There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

RESULTS OF OPERATIONS - CONTINUING

	Continuing Year Ended December 31,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Service revenue	$351,500	$599,081	$750,120	$(247,581)	$(151,039)
Cost of services	206,661	430,560	487,225	(223,899)	(56,665)
Gross profit	144,839	168,521	262,894	(23,682)	(94,373)
Selling, general and administrative expenses	208,220	282,863	250,300	(74,643)	32,563
Compensation expense	13,527	1,108,209	3,155,150	(1,094,682)	(2,046,941)
Loss from operations	(76,908)	(1,222,551)	(3,142,556)	(1,145,643)	(1,920,005)
Interest expense	(189,692)	(184,315)	(43,763)	5,377	140,552
Deemed dividend on preferred stock	-	-	(600,000)	-	600,000
Gain on derivative financial instrument	59,000	-	-	59,000	-
Net loss from continuing operations	$(207,600)	$(1,406,866)	$(3,786,319)	$(1,199,266)	$(2,379,453)

Service Revenue.
The decrease in Service Revenue of $151,039 from 2007 to 2008 and $247,581 from 2008 to 2009 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $56,665 from 2007 to 2008 and $223,899 from 2008 to 2009 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $94,373 from 2007 to 2008 and decreased $23,682 from 2008 to 2009. Our Gross Profit as a percentage of Service Revenue decreased from 35% in 2007 to 28% in 2008 and increased to 41% in 2009 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The increase in SG&A of $32,563 from 2007 to 2008 is due primarily to a rent adjustment. The $74,643 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures.

Compensation Expense.
The decrease in Compensation Expense of $2,046,941 from 2007 to 2008 is principally comprised of the following:
$(2,514,000)	decrease primarily related to options issued for employee services
(143,000)	decrease related to issuance of shares for employee compensation
519,000	increase related to conversion of related party debt for common stock
109,000	increase related to warrants issued to borrow funds from a related party
17,000	increase related to related party purchase of common stock for cash

The decrease in Compensation Expense of $1,094,682 from 2008 to 2009 is principally comprised of the following:
$(519,000)	decrease related to conversion of related party debt for common stock
(416,000)	decrease related to options issued for employee services
(109,000)	decrease related to warrants issued to borrow funds from a related party
(17,000)	decrease related to related party purchase of common stock for cash

Interest Expense.
The increase in Interest Expense of $140,552 from 2007 to 2008 was a result of the $600,000 increase in borrowings under the secured note payable to related party. The increase of $5,377 from 2008 to 2009 was primarily attributable to: (1) $200,000 increase in borrowings in February 2009 under the secured note payable to related party; and (2) offset by the $100,000 reduction of the secured note payable and suspension of interest charged for the months of November and December 2009 to related party as a result of the disposition of certain assets and business effective November 7, 2009.

Deemed Dividend on Preferred Stock.
There was no Deemed Dividend on Preferred Stock and common stock warrants issued for the years 2009 and 2008 as compared to $600,000 for the year 2007.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement  lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was $25,000 at December 31, 2009. The $59,000 change in fair value is reported in our consolidated statement of operations as a gain on derivative financial instruments.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $2,379,453 from 2007 to 2008 and decreased $1,199,266 from 2008 to 2009 due to the items described above.

FINANCIAL CONDITION
	Year Ended December 31,			Increase (Decrease)
	2009	2008	2007	2009 from 2008	2008 from 2007
Net cash (used in) operating activities	$(349,456)	$(660,290)	$(1,923,684)	$(310,834)	$(1,263,394)
Net cash provided by (used in) investing activities	105,000	(23,470)	(34,708)	128,470	(11,238)
Net cash provided by financing activities	260,257	651,340	1,745,974	(391,083)	(1,094,634)
Net increase (decrease) in cash	$15,801	$(32,420)	$(212,418)	$48,221	$(179,998)
Cash balance at end of period	$27,084	$11,283	$43,703

Operating Activities.
The decrease of $1,263,394 in cash used in operations from 2007 to 2008 is primarily due to the $1,027,000 decrease in personnel and related salaries as a result of: (1) the completion of certain large application development engagements during 2007; (2) a decision by one of the healthcare systems that we contracted with to provide managed security services to their physicians, notified their physicians that effective January 1, 2008 they would no longer subsidize those costs, which resulted in the reduction of the number of physician practices we served for that system; (3) the reduction of EMR related projects; and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The decrease of $310,834 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; and (3) the effects of additional cost control measures.

Investing Activities.
The changes in the net cash used in investing activities from 2007 through 2008 are insignificant.  The increase of $128,470 from 2008 to 2009 is primarily due to $105,000 provided by the sale of fixed assets.

Financing Activities.
The net decrease of $1,094,634 in cash provided by financing activities from 2007 to 2008 is primarily due to: (1) a $605,000 decrease in investments in the company’s common stock and warrants; (2) a $600,000 decrease due to the investment in preferred stock by a related party in 2007; and (3) a $65,000 net increase in related party short term debt. The net decrease of $391,083 in cash provided by financing activities from 2008 to 2009 is primarily due to: (1) a $535,000 net decrease in related party short term debt; (2) a $95,000 decrease in investments in the company’s common stock and warrants; and (3) offset by an increase of $169,000 for employee services and resources provided to a related party and (5) decrease in payments of $69,917 on related party short term debt.

FORECAST
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a broker. Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the healthcare industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION
Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2009 and 2008, total deferred service revenue was $12,142 and $194,472, respectively.

STOCK-BASED COMPENSATION
Accounting Standard 718, "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented ASC 718, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with ASC 718.

Bluegate accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 15, 2010, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2009 and 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:
	2009		2008
Net loss attributable to common shareholders	$	(319,782)	$(1,794,546)
Negative cash flow from operations		(349,456)	(660,290)
Negative working capital		(1,323,355)	(1,398,715)
Stockholders’ deficit		(1,323,355)	(1,354,334)

These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required,  and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) selling convertible debt and common stock to certain key stockholders, (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments and (4) disposing of certain assets and business (see footnote 3).

These steps have provided us with the cash flows to continue our business, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:

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

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

BLUEGATE CORPORATION

__________

PAGE
____

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           the Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation, (“Bluegate”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 15, 2010

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,084	$11,283
Accounts receivable, net	92,469	18,917
Prepaid expenses and other	41,064	16,812
Assets of discontinued operations	-	489,400
Total current assets	160,617	536,412
Assets of discontinued operations - property and equipment , net	-	44,381
Total assets	$160,617	$580,793
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$37,036	$84,142
Accounts payable to related party	95,764	10,750
Accrued liabilities	40,693	75,513
Notes payable	-	12,800
Notes payable to related parties	1,200,000	1,100,000
Accrued liabilities to related parties	73,337	98,855
Deferred revenue	12,142	13,331
Derivative liabilities	25,000	-
Liabilities of discontinued operations	-	539,736
Total current liabilities	1,483,972	1,935,127

Commitments and contingencies - Note 10

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2009 and 2008; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2009)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at December 31, 2009 and 2008	26,034	26,034
Additional paid-in capital	22,075,546	26,240,785
Accumulated deficit	(23,424,935)	(27,621,153)
Total stockholders’ deficit	(1,323,355)	(1,354,334)
Total liabilities and stockholders’ deficit	$160,617	$580,793

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,

	2009	2008

Service revenue	$351,500	$599,081
Cost of services	206,661	430,560
Gross profit	144,839	168,521
Selling, general and administrative expenses	208,220	282,863
Compensation expense	13,527	1,108,209
Loss from operations	(76,908)	(1,222,551)
Interest expense	(189,692)	(184,315)
Gain on derivative financial instruments	59,000	-
Net loss from continuing operations	(207,600)	(1,406,866)
Loss from discontinued operations	(112,182)	(387,680)
Net loss	$(319,782)	$(1,794,546)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	(0.00)	(0.02)
Net loss	(0.01)	(0.07)

Basic and diluted weighted average shares outstanding	26,033,565	24,229,084

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2007	15,163,565	$15,164	48	$-	$24,746,778	$(25,826,607)	$(1,064,665)
Issuance of common stock and warrants for cash	170,000	170			84,830		85,000
Issuance of common stock to related party for:
- cash	111,111	111			9,889		10,000
- compensation	188,889	189			16,811		17,000
Issuance of common stock for:
- related party debt	3,388,889	3,389			301,611		305,000
- compensation	5,761,111	5,761			512,739		518,500
Issuance of common stock warrants as additional consideration to borrow funds from related party					109,028		109,028
Common stock options issued for employee services					418,681		418,681
Issuance of common stock for options exercised for conversion of related party debt	1,250,000	1,250			40,418		41,668
Net loss						(1,794,546)	(1,794,546)
Balance at December 31, 2008	26,033,565	26,034	48	-	26,240,785	(27,621,153)	(1,354,334)
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities					(4,600,000)	4,516,000	(84,000)
Effect of disposition of certain assets and business treated as related parties forgiveness of debt					263,484		263,484
Contribution of capital for employee services and resources					169,000		169,000
Common stock options issued for employee services					2,277		2,277
Net loss						(319,782)	(319,782)
Balance at December 31, 2009	26,033,565	$26,034	48	$-	$22,075,546	$(23,424,935)	$(1,323,355)

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(319,782)	$(1,794,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,492	49,390
Common stock options issued for employee services	2,277	418,681
Common stock warrants issued to borrow funds from related party	-	109,028
Common stock issued for compensation	-	535,500
Derivative gain	(59,000)	-
Gain on settlement of accounts payable	(54,695)	-
Amortization of debt issuance cost	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	410,166	(102,608)
Prepaid expenses and other current assets	(18,566)	1,419
Accounts payable and accrued liabilities	(249,748)	(69,433)
Accounts payable to related party	85,014	(29,339)
Accrued liabilities to related parties	(28,656)	180,725
Deferred revenue	(162,958)	40,893
Net cash used in operating activities	(349,456)	(660,290)
Cash flows from investing activities:
Purchase of property and equipment	-	(23,470)
Proceeds from sale of fixed assets	105,000	-
Net cash provided by (used in) investing activities	105,000	(23,470)
Cash flows from financing activities:
Proceeds from related party short term debt	180,000	715,000
Payments on related party short term debt	(88,743)	(158,660)
Contribution of capital for employee services and resources	169,000	-
Common stock and warrants issued for cash	-	95,000
Net cash provided by financing activities	260,257	651,340
Net increase (decrease) in cash and cash equivalents	15,801	(32,420)
Cash and cash equivalents at beginning of period	11,283	43,703
Cash and cash equivalents at end of period	$27,084	$11,283

Non Cash Transactions:
Issuance of common stock for conversion of related party accounts payable, accrued expenses and accrued interest	$-	$305,000
Issuance of common stock for options exercised for conversion of related party accrued expenses and accrued interest	-	41,668
Effect of disposition of certain assets and business treated as related parties forgiveness of debt	263,484	-
Derivative liability at January 1, 2009	84,000	-
Supplemental information:
Cash paid for interest	183,056	148,706

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bluegate Corporation (the “Company") is a Nevada Corporation that consists of the networking service (carrier/circuit) business. It provides internet connectivity to corporate clients on a subscription basis; essentially operating as a broker.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid short-term investments with an original  maturity  of  three  months  or  less  when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not secured. In February 2008, as a result of the transaction described in footnote 6 – notes payable and footnote 8 – stockholders’ deficit, as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL
 STATEMENTS, CONTINUED
__________

STOCK-BASED COMPENSATION

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented ASC 718, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with ASC 718.

Bluegate accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

EMBEDDED CONVERSION FEATURES

Bluegate evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815-15 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815-15, the instrument is evaluated under ASC 470-20 and ASC 470-20 for consideration of any beneficial conversion feature.

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. ASC 820 delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$25,000	—	$25,000

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

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2009 and 2008, deferred service revenue was $12,142 and $194,472 respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2009 and 2008  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2009 and 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 19, 2010, the date the Company issued these consolidated financial statements. The adoption of ASC 855 did not have material impact on the Company’s results of operations, financial positions, or cash flows.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management evaluated the impact of the adoption of ASC 105 and the adoption of ASC 105 does not impact the Company’s results of operations, financial position or cash flows.

2. GOING CONCERN CONSIDERATIONS

During 2009 and 2008, the Company was unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors.  The Company experienced negative financial results as follows:

	2009	2008
Net loss attributable to common shareholders	$(319,782)	$(1,794,546)
Negative cash flow from operations	(349,456)	(660,290)
Negative working capital	(1,323,355)	(1,398,715)
Stockholders’ deficit	(1,323,355)	(1,354,334)

These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required,  and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) selling convertible debt and common stock to certain key stockholders, (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments and (4) disposing of certain assets and business (see footnote 3).

These steps have provided us with the cash flows to continue our business, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:
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

3. DISPOSITION OF CERTAIN ASSETS AND BUSINESS

In order to preserve common shareholder value, avoid bankruptcy and minimize Bluegate’s ongoing loss, effective November 7, 2009, Bluegate entered into the following transactions: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and the elimination of certain liabilities (consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b)  contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN and business name of Bluegate with a -0- net book value; c) eliminated liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser) to Sperco, LLC (“Sperco”) (an entity controlled by Stephen Sperco (“SS”), our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to Bluegate from Sperco resulting from Bluegate’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to Bluegate for the personnel, facilities, tools, and resources necessary for Bluegate to support both the MGN and HIMS operations for Sperco for the same period; 2) entered into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) entered into A Separation Agreement and Mutual Release in Full of all claims with William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a -0- net book value; b) lists of telephone and fax numbers and  intellectual properties with a -0- net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of: a) Contracts, agreements and intellectual properties with a -0- net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

As a result of these transactions, Bluegate received $105,000 cash; reduced the secured note payable to SAIC by $100,000; paid off unsecured notes payable and accrued interest of $88,743 to MS and WK; eliminated $56,998 of accrued liabilities to MS and WK; recorded $24,234 of expenses (principally legal and professional); removed the remaining book value of fixed assets of $17,889, eliminated $43,607 of customer liabilities assumed by Sperco and the net effect of $263,484 as an increase to Additional paid-in capital since the effect was treated as related party forgiveness of debt. There was no income tax (benefit) recorded as a result of the disposition since Bluegate has sufficient unused net operating losses available. Additionally the agreement provided for Sperco, LLC to contract the services of Bluegate employees and resources from November 8, 2009 through December 31, 2009 for $169,000 and the $169,000 was treated as an increase to Additional paid-in capital. The revenue and loss applicable to discontinued operations in 2009 were $2,642,450 and 112,180, respectively.

As a result of the disposition of certain assets and business, effective January 1, 2010 there are no Bluegate Corporation employees and Sperco, LLC will continue to provide management, accounting, administrative, maintenance and technical support for Bluegate’s business and corporate reporting requirements as needed in exchange for short term free rent.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2009 and 2008:

	2009	2008
Accounts receivable	$94,288	$19,917
Less allowance for bad debts	(1,819)	(1,000)
	$92,469	$18,917
5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net balances were zero at December 31, 2009 and 2008.

Depreciation expense for  2009 and 2008 was $26,492 and $42,613, respectively and is presented in the accompanying consolidated statements of operations as selling, general, and administrative expenses.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

6. NOTES PAYABLE

Notes payable at December 31, 2009 and December 31, 2008 are summarized below:	12/31/2009	12/31/2008

Unsecured notes payable: 10% note payable of $12,800 plus accrued interest of $9,301 was recorded as a reduction of Selling, General and administrative expenses in 2009 due to the inability to locate the holder during the past four years	$-	$12,800
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
The note payable to SAIC is due on demand and pursuant to the terms of the note; SAIC made a demand for payment during 2009.  Thirty days elapsed since SAIC made demand for payment and we were unable to repay SAIC.  This debt was in default in the principal amount of $1,300,000. Effective November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 as a result of $100,000 debt forgiveness and SAIC rescinded its demand for payment. See Disposition of Certain Assets and Business footnote 3.

	$1,200,000	$1,100,000

7. INCOME TAXES

The composition of deferred tax assets at December 31, 2009 and 2008 were as follows:

Deferred tax assets	2009	2008
Benefit from carryforward of net operating loss	$2,170,000	$2,135,000
Less valuation allowance	(2,170,000)	(2,135,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

At December 31, 2009, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,383,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2029. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 8 - Series C Preferred Stock).

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

8. STOCKHOLDERS’ DEFICIT

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

On June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAI Corporation ("SAIC"), a corporation controlled by Stephen Sperco ("Sperco"). We also granted to SAIC warrants to purchase up to 1,000,000 common shares at $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Sperco. We also granted to Sperco warrants to purchase up to 5,000,000 common shares at $0.17 per share expiring in June 2012. Mr. Sperco is our CEO and a director. On February 14, 2008, as a result of an equity transaction described below in Common Stock item (2), certain adjustment provisions in these warrant agreements were triggered. Pursuant to the adjustment provisions, the exercise price of the previously issued warrants to purchase 6,000,000 common shares at $0.17 per share was reduced to $0.0333334 per share.

Based upon the $600,000 investment in Series C preferred stock, we allocated the relative fair value of $100,000 to preferred stock and $500,000 to the warrants.

Bluegate analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under ASC 815-20 Accounting for Derivative Instruments and Hedging Activities and ASC 815-15 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Bluegate determined the conversion feature met the criteria for classification in equity and did not require derivative treatment under ASC 815-20 and ASC 815-15.

In accordance with ASC 470-20 , Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Bluegate has determined that the Series C shares issued had an aggregate beneficial conversion feature of $500,000 as of the date of issuance, resulting in a total discount of $600,000. Bluegate recorded this beneficial conversion feature as a deemed dividend upon issuance.

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

As a result of this transaction, net operating losses accumulated up through the change in control are limited by Internal Revenue Code Section 382 due to the change in control (see above footnote 7 – Income Taxes).

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

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2009, 1,132,685 shares of common stock have been granted.

During 2009 and 2008, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in ASC 718.

 BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________
SUMMARY OF STOCK OPTIONS
Non-statutory Stock Options	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	11,094,864	0.42
Granted	125,000	0.25
Forfeited	(186,267)	1.72
Exercised	(1,250,000)	0.03
Outstanding at January 1, 2009	9,783,597	0.40
Granted	50,000	0.10
Outstanding and exercisable at December 31, 2009	9,833,597	0.39	1.38

The weighted average grant date fair value of options granted during the years 2009 and 2008 was $0.04 and $0.10, respectively. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2009.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date
425,000	425,000	0	0.34 - 0.50	February 2005
50,000	50,000	0	0.34	March 2005
50,000	50,000	0	0.34	April 2005
50,000	50,000	0	0.34	May 2005
200,000	200,000	0 - 1	0.34	June 2005
130,417	130,417	0 - 1	0.34 - 1.50	July 2005
60,417	60,417	0 - 1	0.34	August 2005
120,834	120,834	0 - 1	0.34	September 2005
435,417	435,417	0 - 1	0.34 - 1.00	October 2005
85,417	85,417	0 - 1	0.34 - 1.00	November 2005
111,917	111,917	0 - 1	0.34 - 1.00	December 2005
85,417	85,417	0 - 1	0.34 - 1.00	January 2006
85,417	85,417	0 - 1	0.34 - 1.00	February 2006
135,417	135,417	0 - 1	0.34 - 1.00	March 2006
85,417	85,417	0 - 1	0.34 - 1.00	April 2006
90,417	90,417	0 - 2	0.34 - 1.00	May 2006
120,834	120,834	0 - 2	0.34	June 2006
145,834	145,834	0 - 2	0.34 - 0.75	July 2006
995,834	995,834	0 - 2	0.34 - 0.62	August 2006
755,100	755,100	0 - 2	0.34 - 0.80	September 2006
190,417	190,417	0 - 2	0.34 - 0.80	October 2006
1,640,417	1,640,417	0 - 2	0.34 - 0.80	November 2006
240,417	240,417	0 - 2	0.34 - 0.80	December 2006
292,500	292,500	0 - 2	0.34 - 0.80	January 2007
388,750	388,750	0 - 3	0.34 - 0.80	February 2007
513,750	513,750	0 - 3	0.34 - 0.80	March 2007
363,750	363,750	0 - 3	0.34 - 0.80	April 2007
257,917	257,917	0 - 3	0.34 - 0.80	May 2007
322,909	322,909	0 - 3	0.34 - 0.80	June 2007
143,333	143,333	0 - 3	0.34 - 0.80	July 2007
131,242	131,242	0 - 3	0.34 - 0.74	August 2007
60,833	60,833	1 - 3	0.19 - 0.74	September 2007
46,666	46,666	1 - 3	0.34	October 2007
47,083	47,083	1 - 3	0.25 - 0.34	November 2007
589,083	589,083	1 - 3	0.17 - 0.34	December 2007
50,833	50,833	1 - 3	0.25 - 0.34	January 2008
89,583	89,583	1 - 3	0.25 - 0.34	February 2008
39,583	39,583	1 - 3	0.25 - 0.34	March 2008
39,583	39,583	1 - 3	0.25 - 0.34	April 2008
13,750	13,750	1 - 3	0.25 - 0.34	May 2008
13,750	13,750	1 - 3	0.25 - 0.34	June 2008
11,250	11,250	1 - 3	0.25 - 0.34	July 2008
11,258	11,258	1 - 3	0.25 - 0.34	August 2008
2,917	2,917	2 - 3	0.25 - 0.34	September 2008
2,917	2,917	2 - 3	0.25 - 0.34	October 2008
27,917	27,917	2 - 3	0.03 - 0.34	November 2008
27,921	27,921	2 - 3	0.03 - 0.35	December 2008
417	417	3	0.25	January 2009
417	417	3	0.25	February 2009
50,417	50,417	3	0.10 - 0.25	March 2009
417	417	3	0.25	April 2009
417	417	3	0.25	May 2009
417	417	3	0.25	June 2009
417	417	3	0.25	July 2009
417	417	3	0.25	August 2009
417	417	3	0.25	September 2009
409	409	3	0.25	October 2009
9,833,597	9,833,597

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS

	Number Of Shares Under Warrants	Exercise Prices ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	18,558,220	0.50 - 5.00	0.54
Granted	1,170,000	0.03 - 1.00	0.08
Forfeited	(2,206,670)	0.20 - 5.00	1.10
Outstanding at January 1, 2009	17,521,550	0.03 - 5.00	0.30
Forfeited	(83,750)	1.00	1.00
Outstanding and Exercisable at December 31, 2009	17,437,800		0.30	2.11

The weighted average grant date fair value of warrants granted during the year 2008 was $0.11. There was no aggregate intrinsic value of the warrants at December 31, 2009.
Number Of Common Stock Equivalents	Currently Exercisable	Expiration Date	Remaining Contractual Life (Years)	Exercise Price ($)
350,000	350,000	October 2010	1	0.50
826,667	826,667	October 2010	1	0.03
20,000	20,000	December 2010	1	1.00
100,000	100,000	January 2011	2	0.17
40,000	40,000	January 2011	2	1.00
193,333	193,333	February 2011	2	0.75
96,667	96,667	February 2011	2	1.00
80,000	80,000	March 2011	2	0.75
40,000	40,000	March 2011	2	1.00
349,866	349,866	May 2011	2	0.03
160,000	160,000	May 2011	2	0.75
80,000	80,000	May 2011	2	1.00
216,667	216,667	June 2011	2	0.75
108,333	108,333	June 2011	2	1.00
120,000	120,000	July 2011	2	0.75
60,000	60,000	July 2011	2	1.00
358,267	358,267	July 2011	2	0.03
270,000	270,000	August 2011	2	0.75
135,000	135,000	August 2011	2	1.00
210,000	210,000	August 2011	2	0.17
420,000	420,000	September 2011	2	0.75
210,000	210,000	September 2011	2	1.00
60,000	60,000	September 2011	2	0.17
340,000	340,000	October 2011	2	0.75
170,000	170,000	October 2011	2	1.00
120,000	120,000	October 2011	2	0.17
1,174,000	1,174,000	November 2011	2	0.75
594,000	594,000	November 2011	2	1.00
300,000	300,000	November 2011	2	0.03
120,000	120,000	December 2011	2	0.75
60,000	60,000	December 2011	2	1.00
290,000	290,000	February 2012	3	0.75
145,000	145,000	February 2012	3	1.00
300,000	300,000	February 2012	3	0.03
200,000	200,000	March 2012	3	0.75
100,000	100,000	March 2012	3	1.00
300,000	300,000	March 2012	3	0.03
60,000	60,000	May 2012	3	0.75
30,000	30,000	May 2012	3	1.00
6,000,000	6,000,000	June 2012	3	0.03
1,500,000	1,500,000	July 2012	3	0.03
130,000	130,000	January 2013	4	0.17
1,000,000	1,000,000	February 2013	4	0.03
17,437,800	17,437,800

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

EQUITY TRANSACTIONS

During 2009, Bluegate completed the following equity transactions:

Stock options issued for services:

During the year ended December 31, 2009, Bluegate expensed $508 related to previously issued stock options that vested during the period.

The following table summarizes stock options issued to employees during the year ended December 31, 2009:

	Exercise	Fair	Expiration	Vesting	2009
Options	Price	Value	Date	Period	Expense
50,000	$0.10	$1,769	3/4/2012	Immediately	$1,769

As of December 31, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 5,000,000 shares.

Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in ASC 718.

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

Issuance of common stock warrants as additional consideration to borrow funds from related party:

(4) As disclosed in the above footnote 6, Notes Payable, during 2007 the Company entered into a line of credit agreement with SAI Corporation (“SAIC”), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000 and, as of December 31, 2007 the Company had borrowed $500,000 from SAIC. On February 28, 2008, the line of credit agreement was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes.

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

During 2008, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in ASC 718.

9. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $25,000 at December 31, 2009. The $59,000 change in fair value is reported in our consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 220% to 330%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company operates from leased office space under an operating lease that expires in November 2013.  However; the Company has the option to terminate the lease on May 1, 2011 upon giving appropriate notice. The lease includes provisions for increases to rental payments should certain costs of the landlord increase. Future base annual lease payments due under the lease are as follows:
Year	Payments
2010 through 2012	$ 105,705
2013	96,896

Rent expense incurred under the operating lease for 2009 and 2008 was $105,705.

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

A dispute arose during 2008 over the potential accrual of compensation for a combined amount of $151,998 as of December 31, 2008. Bluegate assessed the likelihood that this dispute would result in a future loss to the company under ASC 450 and determined that the likelihood these salaries would be paid in the future to be reasonably possible, or more than remote but less than likely.  Accordingly, under ASC 4505 Bluegate had not accrued the amount of disputed salaries as of December 31, 2008. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg and William Koehler effective November 7, 2009, these disputed salaries were included in the releases and are no longer valid. See Disposition of Certain Assets and Business footnote 3.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company engaged in related party transactions as follows:

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

The note payable to SAIC is due on demand and pursuant to the terms of the note; SAIC made a demand for payment during 2009.  Thirty days elapsed since SAIC made demand for payment and we were unable to repay SAIC and, as a result, this debt was in default in the principal amount of $1,300,000. Effective November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment. Additionally, interest on the note payable to SAIC was suspended from November 1, 2009 through February 28, 2010. See Disposition of Certain Assets and Business footnote 3.

As of December 31, 2009 and 2008, the Company owed $1,200,000 and $1,100,000, respectively.

During 2009 and 2008, the Company incurred interest expense on the related party note payable debt of $187,808 and $116,712, respectively. At December 31, 2009 and 2008, $26,562 and $14,014 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $73,337 and $98,855, respectively on the balance sheet.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services.

During 2009 and 2008 the Company incurred $18,250 and $225,482, respectively of consulting services from STG. At December 31, 2008, $10,750 is payable to STG and included under the caption accounts payable to related party on the balance sheet.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2009, $95,764 is payable to Sperco, LLC and included under the caption accounts payable to related party on the balance sheet. Additionally the agreement provided for Sperco, LLC to contract the services of Bluegate employees and resources from November 8, 2009 through December 31, 2009 for $169,000 and the $169,000 was treated as an increase to Additional paid-in capital.

During 2009 and 2008, the Company incurred interest expense on the related party accounts payable debt to STG of $18 and $1,191, respectively.

Accrued liabilities to related parties: As of December 31, 2009, $37,916 of fees accrued to Board of Director member Stephen Sperco - $17,499 and former Board of Director member Dale Geary - $20,417 are included under the caption accrued liabilities to related parties totaling $73,337 on the balance sheet. As of December 31, 2008, $31,667 of fees accrued to Board of Director members Stephen Sperco - $15,000 and Dale Geary - $16,667 are included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet.

As of December 31, 2009 and 2008, $6,000 of accrued vehicle allowances to Stephen Sperco is included under the caption accrued liabilities to related parties totaling $73,337 and $98,855, respectively, on the balance sheet.

Until the company achieved a net positive cash flow from operations Stephen Sperco agreed not to cash some of his payroll or expense reimbursement checks issued to him for the period from July 1, 2007 through December 31, 2008. As of December 31, 2008, $46,681 of payroll and expense reimbursement checks was not cashed and $492 of accrued interest calculated thereon is included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet.

Office space: In May 2006 (commencement of the current lease agreement) there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS effective November 7, 2009, MS agreed to vacate the Company’s offices on or prior to February 28, 2010.  See Disposition of Certain Assets and Business footnote 3.

12. CUSTOMERS AND VENDORS
Continuing and Discontinued for 2009
Major Customers.  During 2009, our top five customers accounted for 53% of our service revenue and no single customer accounted for more than 16% of service revenue.

Major Vendors. During 2009, our top five vendors accounted for 58% of our purchases and no single vendor accounted for more than 23% of purchases.

Continuing for 2009
Major Customers.  During 2009, our top five customers accounted for 27% of our service revenue and no single customer accounted for more than 10% of service revenue.

Major Vendors. During 2009, our top five vendors accounted for 91% of our purchases and no single vendor accounted for more than 53% of purchases.

13. SUBSEQUENT EVENTS
The Company evaluated subsequent events through March 15, 2010. There were no subsequent events.

Item 8.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Bluegate Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Bluegate Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Bluegate Corporation’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Bluegate Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bluegate Corporation’ assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2009.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2009, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Stephen Sperco (a)	56	Director/Chief Executive Officer/President

Manfred Sternberg (b)	50	Former Director/Chief Strategy Officer

William Koehler (c)	44	Former Director/President

Charles Leibold (d)	60	Director/Chief Financial Officer

Dale Geary (e)	52	Former Director

(a) Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our CEO/President and Director. Stephen Sperco was appointed Chairman of the Board.
(b) Effective July 30, 2009, the executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated. Effective October 28, 2009, Mr. Sternberg resigned as Director.
(c) Effective May 31, 2009, Mr. Koehler resigned as President and effective October 27, 2009 resigned as Director.
(d) Effective July 29, 2009, Charles Leibold became a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders.  The Definitive Information Statement had a record date of June 25, 2009.
(e) Mr. Geary served on our compensation committee and effective October 28, 2009 resigned as Director.

Stephen Sperco was appointed the Company’s Chief Operating Officer on December 31, 2006 and then was appointed Chief Executive Officer on April 2, 2007. Mr. Sperco is the founder and President of Sperco Associates, Inc. and Sperco Technology Group, L.L.C. Sperco Associates was founded in 1986 and is headquartered in Chicago, Illinois. Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology (IT) systems. The organizations provide independent, third party consulting, planning, and facilities management services. The consulting personnel provide services in the area of Telecommunications to support the voice, data, and image requirements of clients. Support in the area of IT systems is provided for the Desktop Computing, Local Area Network (LAN), and Wide Area Network (WAN) requirements of clients. The organizations also provide Management Support, Staff Augmentation, Quality Assurance, and operational functions related to Facilities Management and Outsourcing engagements. The firm has conducted consulting engagements in North America, the United Kingdom, and Europe. The industry focus of Sperco Associates has been in the Private Sector with Financial Services, Insurance, Health Care, and Fortune 1000 organizations. The focus of Sperco Technology Group has been in the Public Sector with Education and Health Care organizations. For IT Infrastructure, Telecommunications, and IT Physical Infrastructure the firms have developed significant expertise in Strategic Planning, Optimization, Design, Procurement, Contract Negotiations, Quality Assurance, and Implementation Project Management. In the areas of Facilities Management and Outsourcing, the firms have developed significant expertise in Organization Management and Planning, Project Management, Strategic Planning, Contract Negotiations, and the management of day-to-day department operations. The firms have extensive experience in the specialty areas of Financial Trading Floors, Call Center Applications, Structured Wiring Systems, Voice Recording/Logging Applications, Interactive Voice Response (IVR) applications, IP Telephony, and Network Optimization. Mr. Sperco is responsible for both the executive management of the consulting firms and the direction of consulting engagements. Mr. Sperco has been a consultant since 1975 and in this capacity has extensive experience with the planning and management of complex engagements. Before founding Sperco Associates, Inc., Mr. Sperco was a principal and Regional Vice President for Marketing and Systems Development Corporation. Marketing and Systems Development Corporation was a telecommunications consulting firm that was subsequently purchased by EDS. Mr. Sperco was with Marketing and Systems Development Corporation for ten years. Mr. Sperco earned a Bachelor of Arts degree in Economics from Middlebury College, Middlebury, Vermont in 1975. Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our CEO/President and Director. Stephen Sperco was appointed Chairman of the Board.

Manfred Sternberg has been our Chief Executive Officer and a Director since 2001. Mr. Sternberg shifted from Chief Executive Officer to Chief Strategy Officer on April 2, 2007. Prior to 2001, Mr. Sternberg was an investor and board member of several broadband providers in Houston, Texas including our predecessor.  He is a graduate of Tulane University and Louisiana State University School of Law. Mr. Sternberg is licensed to practice law in Texas and Louisiana and is Board Certified in Consumer and Commercial Law by the Texas Board of Legal Specialization. Effective July 30, 2009, the executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated.  Effective October 28, 2009, Mr. Sternberg resigned as Director.

William Koehler has been a Director since May, 2003.  Mr. Koehler was appointed President and Chief Operating Officer in September 2005 after Bluegate acquired substantially all of the assets of Trilliant Corporation, of which Mr. Koehler was a founder and served as President/CEO from 2000 until September 2005.  From 1992 until 2000, Mr. Koehler was the Vice President of Business Development of an Electrical Engineering firm that specialized in the assessment, design and project implementation of technology efforts for their clients.  Mr. Koehler has a BBA from Texas A&M in Business Analysis, with a specialization in Production Operation Management.  Mr. Koehler has spent the last 15 years of his career working in the IT and Professional Services industry and has a broad range of skills.  His experience ranges from the design and management of the implementation of multination voice and data networks to the needs assessment and the development of a Global technology strategy for large multinational corporations.  The customers that Mr. Koehler has worked with include Pennzoil, American General Insurance, Texaco, British Petroleum, Brown and Root and many others.  At the same time he has worked with dozens of school districts by assisting in the development of more cost effective and robust systems in an attempt to help these districts move technology into the classrooms and help children learn.  Mr. Koehler has spoken at many state and local events about technology and continues to look for opportunities to continue this effort. Effective May 31, 2009, Mr. Koehler resigned as an employee from the company and effective October 27, 2009 resigned as Director.

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

Dale Geary was appointed as a Director in June 2007.  Mr. Geary is a Managing Director of SAI Corporation (“SAIC”) which is a control person of Bluegate Corporation.  He has been with SAIC since its inception in 1996.  SAIC is involved in both the investment in, and providing resources to Telecommunications and Information Technology organizations.  At SAIC, Mr. Geary is responsible for client engagements and business development.  Mr. Geary earned a Bachelor of Science degree in Computer Science and Business Administration in 1982 from Northern Illinois University in DeKalb, Illinois. Effective October 28, 2009, Mr. Geary resigned as Director.

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

DIRECTOR INDEPENDENCE.
In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Three board positions are vacant. The two members of the Board of Directors are Stephen J. Sperco and Charles E. Leibold. Stephen J. Sperco is the Chairman of the Board of Directors and the Company’s Chief Executive Officer and President. Charles E. Leibold is the Company’s Chief Financial Officer and Principal Accounting Officer. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.
During the fiscal year ended December 31, 2009, the Board of Directors held six meetings which were attended by all members.

NOMINATING COMMITTEE.
We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Stephen J. Sperco at Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024. Every director will participate in the consideration of director nominees.

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

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited consolidated financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee is Stephen J. Sperco and Charles E. Leibold.

COMPENSATION COMMITTEE.
In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2009.

SHAREHOLDER COMMUNICATIONS.
Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Stephen J. Sperco. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Bluegate Corporation, 701 North Post Oak Road, Suite 600, Houston, Texas 77024.  Electronic submissions of shareholder correspondence will not be accepted.

Item 10. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

                                                                              SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation (6) ($)	Total ($)
Stephen Sperco (1)	2009	6,000	2,499	8,499
CEO (PEO), President/Director	2008	49,334	19,000	68,334

Manfred Sternberg (2)	2009	14,000	2,499	16,499
Former Chief Strategy Officer/ Director	2008	49,334	19,000	68,334

William Koehler (3)	2009	6,000	2,499	8,499
Former President/Director	2008	49,334	19,000	68,334

Charles Leibold (4)	2009	142,325	2,625	144,950
CFO (PFO), Secretary/Director	2008	147,000	9,000	156,000

Larry Walker (5)	2009	82,292		82,292
Former President of Trilliant Technology Group, Inc.	2008	125,000		125,000
(100% owned subsidiary)

 (1)In December 2006, we entered into a two year employment agreement with Stephen Sperco at an annual base salary of $150,000 with a monthly vehicle transportation allowance of $750 to serve as our Chief Operating Officer. In April 2007, Mr. Sperco was appointed our Chief Executive Officer. In June 2007, one of the conditions of Mr. Sperco’s purchase of Series C Preferred Stock described in the attached consolidated financial statements, footnote 9 – stockholders’ deficit, was that Mr. Sperco be appointed a Director. In November 2007, Mr. Sperco was granted a $100,000 cash bonus by the board of directors as a result of his achievements attained during his first six months as the Company’s CEO. This bonus was paid in December 2007. In December 2008, Mr. Sperco’s employment agreement expired. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sperco’s base salary was reduced to $100,000. On May 1, 2008, Mr. Sperco’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Sperco no longer received a vehicle transportation allowance. Effective March 31, 2009, Mr. Sperco’s annual base salary was further reduced to -0-.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors would be compensated at the rate of $10,000 annually. Mr. Sperco had earned $2,500, $10,000 and $5,000 for 2009, 2008 and 2007, respectively under this plan. Effective March 31, 2009 fees for directors were terminated.

In December 2007, 8,601,400 previously issued common stock options to certain employees with exercise prices ranging from $0.39 to $6.00 were reduced to $0.34. As a result of this transaction, 1,200,000 of Mr. Sperco’s options with an exercise price of $0.95 were reduced to $0.34. In December 2007, Mr. Sperco was granted 100,000 options to purchase common stock at an exercise price of $0.17 per share vesting immediately and expiring on December 31, 2012. In February 2008, as a result of the transaction described in the attached consolidated financial statements, footnote 9 – stockholders’ deficit, common stock, item (2), the exercise price of the previously issued options to Mr. Sperco to purchase 1,200,000 shares and 100,000 shares of our common stock at $0.34 and $0.17 per share, respectively, was reduced to $0.0333334 per share.

(2) In February 2005 we entered into an employment agreement with Mr. Sternberg for a period of two years at an annual base salary of $180,000, a monthly vehicle transportation allowance of $750 (which was increased to $1,500 during 2006) and bonus opportunity, to serve as our Chief Executive Officer. In November 2006, Mr. Sternberg was granted a bonus by the board of directors as a result of his past efforts to the Company and this bonus was paid in January 2007 through the issuance of 150,000 shares of common stock to Mr. Sternberg. In February 2007, Mr. Sternberg’s employment agreement expired and in April 2007, Mr. Sternberg shifted from Chief Executive Officer to Chief Strategy Officer. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Sternberg’s base salary and monthly vehicle transportation allowance were reduced to $100,000 and $750, respectively. On May 1, 2008, Mr. Sternberg’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Sternberg no longer received a vehicle transportation allowance. Effective July 30, 2009, the executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated.  Effective October 28, 2009, Mr. Sternberg resigned as Director.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors would be compensated at the rate of $10,000 annually. Mr. Sternberg had earned $2,499, $10,000 and $10,000 for 2009, 2008 and 2007, respectively under this plan. Effective March 31, 2009 fees for directors were terminated.

As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Mr. Sternberg effective November 7, 2009, accrued vehicle allowances of $6,000 and accrued directors’ fees of $22,499 were eliminated. See Disposition of Certain Assets and Business footnote 3.

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

(3) In September 2005 we entered into an employment agreement with William Koehler for a period of two years at an annual base salary of $150,000 with a monthly vehicle transportation allowance of $750 (which was increased to $1,250 during 2006) to serve as President and Chief Operating Officer. In September 2007, Mr. Koehler’s employment agreement expired. In an effort to reduce the company’s cash flow constraints, effective January 1, 2008, Mr. Koehler’s base salary and monthly vehicle transportation allowance were reduced to $100,000 and $750, respectively. On May 1, 2008, Mr. Koehler’s annual base salary was further reduced to $24,000 until the company achieves a net positive cash flow from operations and beginning January 2009, Mr. Koehler no longer received a vehicle transportation allowance. Effective March 31, 2009, Mr. Koehler’s annual base salary was further reduced to -0-. Effective May 31, 2009, Mr. Koehler resigned as an employee from the company and effective October 27, 2009 resigned as Director.

Effective January 1, 2007, the Company approved a compensation plan for its Board of Directors. Under the compensation plan all directors would be compensated at the rate of $10,000 annually. Mr. Koehler had earned $2,499, $10,000 and $10,000 for 2009, 2008 and 2007, respectively under this plan. Effective March 31, 2009 fees for directors were terminated.

As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with Mr. Koehler effective November 7, 2009, accrued vehicle allowances of $6,000 and accrued directors’ fees of $22,499 were eliminated. See Disposition of Certain Assets and Business footnote 3.

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

(4) In January 2006, Charles Leibold was hired as the Company’s Controller and in June 2006, we entered into a two year employment agreement with him to serve as our Chief Financial Officer at an annual base salary of $140,000 with a monthly vehicle transportation allowance of $750. In January 2007, Mr. Leibold’s annual salary was increased to $147,000 and in May 2008, his employment agreement expired. Effective April 16, 2009, Mr. Leibold’s annual base salary was reduced to $140,400 and he no longer received a vehicle transportation allowance.

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

 (5) In September 2005 we entered into an employment agreement with Larry Walker for a period of two years at an annual base salary of $125,000 per year serve as President of Trilliant Technology Group, Inc. a subsidiary of Bluegate. In September 2007, Mr. Walker’s employment agreement expired and effective September 30, 2009, Mr. Walker’s employment was terminated.

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

(6)The amounts in this column reflect the vehicle transportation allowance and fees earned as directors for Stephen Sperco, Manfred Sternberg and William Koehler and vehicle transportation allowance for Charles Leibold.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2009

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

The following table represents a summary of the compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)
Stephen Sperco (1)	-
Manfred Sternberg (2)	-
William Koehler (2)	-
Dale Geary (3)	3,750

Effective January 1, 2007, the board approved to compensate each member of the Board of Directors and each Committee Chair with an annual payment in the amount of $10,000 and $5,000, respectively. Effective March 31, 2009 fees for directors and committee chairs were terminated.

(1)	The compensation for this Director is included in Executive Compensation.
(2)	The compensation for these Former Directors is included in Executive Compensation. Effective October 27, 2009 and October 28, 2009, Mr. Koehler and Mr. Sternberg resigned as Directors, respectively.
(3)	Mr. Geary, as a Director and Compensation Committee Chairman, earned $2,499 and $1,251 respectively. Effective October 28, 2009, Mr. Geary resigned as Director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of February 26, 2010 which was 26,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	Manfred Sternberg	7,238,868	(2)	24.6%
	1110 Guinea Drive
	Houston, Texas 77055

Common Stock	William Koehler	4,925,117	(3)	17.5%
	1602 Lynnview Drive
	Houston, Texas 77055

Common Stock	Stephen Sperco	15,420,250	(4)	44.0%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	SAI Corporation	4,713,500	(5)	16.3%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601

Common Stock	Charles Leibold	850,000	(6)	3.2%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

Common Stock	Robert Davis	1,779,228	(7)	6.8%
	105 W. Santa Rosa
	Victoria, Texas 77901

All executive officers and directors - 2 persons		16,270,250	(8)	45.5%

(1) The percentage of beneficial ownership of Common Stock is based on 26,033,565 shares of Common Stock outstanding as of February 26, 2010 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2) Of the 7,238,868 shares beneficially owned by Mr. Sternberg: (i) 3,220,279 are common shares owned directly by Mr. Sternberg, (ii) 683,589 are common shares owned indirectly by Mr. Sternberg, and (iii) 3,335,000 are common shares issuable upon the exercise of options and warrants.

(3) Of the 4,925,117 shares beneficially owned by Mr. Koehler: (i) 2,735,117 are common shares owned directly by Mr. Koehler, and (ii) 2,190,000 are common shares issuable upon the exercise of options and warrants.

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

(6) Of the 850,000 shares beneficially owned by Mr. Leibold: (i) 150,000 are common shares owned directly by Mr. Leibold, and (ii) 700,000 are common shares issuable upon the exercise of options.

(7) Of the 1,779,228 shares beneficially owned by Mr. Davis: (i) 35,023 are common shares owned directly by Mr. Davis, (ii) 1,546,205 are common shares owned indirectly by Mr. Davis, and (iii) 198,000 are common shares issuable upon the exercise of options and warrants.

(8) Includes shares, options, warrants and preferred convertible shares owned by these persons.
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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2009 and 2008, the Company engaged in related party transactions as follows:

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

The note payable to SAIC is due on demand and pursuant to the terms of the note; SAIC made a demand for payment during 2009.  Thirty days elapsed since SAIC made demand for payment and we were unable to repay SAIC and, as a result, this debt was in default in the principal amount of $1,300,000. Effective November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000 and SAIC rescinded its demand for payment. Additionally, interest on the note payable to SAIC was suspended from November 1, 2009 through February 28, 2010. See Disposition of Certain Assets and Business footnote 3.

As of December 31, 2009 and 2008, the Company had borrowed $1,200,000 and $1,100,000, respectively.

During the years ended December 31, 2009 and 2008, the Company incurred interest expense on the related party note payable debt of $187,808 and $116,712, respectively. At December 31, 2009 and 2008, $26,562 and $14,014 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $73,337 and $98,855, respectively on the balance sheet.

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), former Chief Strategy Officer and William Koehler ("WK"), former President and COO, for Bluegate to borrow up to $500,000 from each of them. As of October 31, 2009 and December 31, 2008, the Company had borrowed $34,451 and $34,628 from MS and WK, respectively.

The notes were due upon demand and are described in footnote 6, notes payable. During the years ended December 31, 2009 and 2008, the Company incurred interest expense on the related party notes payable debt of $10,176 and $11,067, respectively. At December 31, 2008 accrued interest of $2,970 and $4,033 was payable to MS and WK, respectively and included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet.

The note payable to WK, former Director/Corporate Officer, was due on demand and pursuant to the terms of the note; WK made a demand for payment during 2009.  Thirty days had elapsed since WK made his demand for payment and we were unable to repay the debt at that time and, as a result, that debt was in default in the principal amount of $34,628 plus accrued interest to September 30, 2009 in the amount of $7,182. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with WK effective November 7, 2009, the note payable in the principal amount of $34,628 plus accrued interest to October 31, 2009 in the amount of $9,004 was paid in full. See Disposition of Certain Assets and Business footnote 3.

Note payable to MS, former Director/Corporate Officer, was due on demand. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS effective November 7, 2009, the note payable in the principal amount of $34,451 plus accrued interest to October 31, 2009 in the amount of $7,922 was paid in full. See Disposition of Certain Assets and Business footnote 3.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services.

During the years ended December 31, 2009 and 2008 the Company incurred $18,250 and $225,482, respectively of consulting services from STG. At December 31, 2008 $10,750 is payable to STG and included under the caption accounts payable to related party on the balance sheet.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. Effective November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2009 $95,764 is payable to Sperco, LLC and included under the caption accounts payable to related party on the balance sheet.

During the years ended December 31, 2009 and 2008, the Company incurred interest expense on the related party accounts payable debt to STG of $18 and $1,191, respectively.

Accrued liabilities to related parties: Until the company achieved a net positive cash flow from operations, MS, WK and SS agreed not to cash some of their payroll or expense reimbursement checks issued to them for the period from July 1, 2007 through December 31, 2008. As of December 31, 2008, $64,817 of payroll and expense reimbursement checks was not cashed and $3,154 of accrued interest calculated thereon is included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet.

As of December 31, 2009, $37,916 of fees accrued to Board of Director member SS - $17,499 and former Board of Director member Dale Geary (“DG”) - $20,417 are included under the caption accrued liabilities to related parties totaling $73,337 on the balance sheet. As of December 31, 2008, $71,667 of fees accrued to Board of Director members MS - $20,000; WK - $20,000; SS - $15,000 and Dale Geary (“DG”) - $16,667 are included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS and WK effective November 7, 2009, accrued directors fees of $22,499 to MS and $22,499 to WK were eliminated. See Disposition of Certain Assets and Business footnote 3.

As of December 31, 2009, $6,000 of accrued vehicle allowances to SS is included under the caption accrued liabilities to related parties totaling $73,337 on the balance sheet. As of December 31, 2008, $18,000 of accrued vehicle allowances to MS - $6,000; WK - $6,000 and SS - $6,000 are included under the caption accrued liabilities to related parties totaling $98,855 on the balance sheet. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS and WK effective November 7, 2009, accrued vehicle allowances of $6,000 to MS and $6,000 to WK were eliminated. See Disposition of Certain Assets and Business footnote 3.

Office space: In May 2006 (commencement of the current lease agreement) there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS effective November 7, 2009, MS agreed to vacate the Company’s offices on or prior to February 28, 2010.  See Disposition of Certain Assets and Business footnote 3.

During the year ended December 31, 2009, the Company engaged in equity transactions as follows:

Effective November 7, 2009, Bluegate entered into the following transactions: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and the elimination of certain liabilities (consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b)  contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN and business name of Bluegate with a -0- net book value; c) eliminated liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser) to Sperco, LLC (“Sperco”) (an entity controlled by Stephen Sperco (“SS”), our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to Bluegate from Sperco resulting from Bluegate’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to Bluegate for the personnel, facilities, tools, and resources necessary for Bluegate to support both the MGN and HIMS operations for Sperco for the same period; 2) entered into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) entered into A Separation Agreement and Mutual Release in Full of all claims with William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a -0- net book value; b) lists of telephone and fax numbers and  intellectual properties with a -0- net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of: a) Contracts, agreements and intellectual properties with a -0- net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

As a result of these transactions, Bluegate received $105,000 cash; reduced the secured note payable to SAIC by $100,000; paid off unsecured notes payable and accrued interest of $88,743 to MS and WK; eliminated $56,998 of accrued liabilities to MS and WK; recorded $24,234 of expenses (principally legal and professional); removed the remaining book value of fixed assets of $17,889, eliminated $43,607 of customer liabilities assumed by Sperco and the net effect of $263,484 as an increase to additional paid-in capital since the effect was treated as related party forgiveness of debt. Additionally the agreement provided for Sperco, LLC to contract the services of Bluegate employees and resources from November 8, 2009 through December 31, 2009 for $169,000 and the $169,000 was treated as an increase to Additional paid-in capital.

As of December 31, 2009, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 9,833,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting in on a fully diluted basis, 54,504,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 4,504,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 5,000,000 shares.

DIRECTOR INDEPENDENCE.

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. There are three vacancies. The two members of the Board of Directors are Stephen Sperco and Charles Leibold. Effective July 30, 2009, Stephen Sperco was appointed Chairman of the Board and the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our CEO/President and Director.  Effective July 29, 2009, Charles Leibold became a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders.  The Definitive Information Statement had a record date of June 25, 2009. Mr. Leibold remains our Chief Financial Officer and Principal Accounting Officer. Effective July 30, 2009, the executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated.  Effective October 28, 2009, Mr. Sternberg resigned as Director. Effective May 31, 2009, Mr. Koehler resigned as an employee from the company and effective October 27, 2009, Mr. Koehler resigned as Director. Effective October 28, 2009, Mr. Geary resigned as Director. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

In March 2005, our Board adopted our Audit Committee Charter which established our Audit Committee. There are no current members of the audit committee and our Board of Directors serves as the audit committee.

In August 2007, our Board adopted our Compensation Committee. There are no current members of the compensation committee and our Board of Directors serves as the compensation committee.

Item 13. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our consolidated financial statements for the years ended December 31, 2009 and 2008.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$47,372	$66,382

2. TAX FEES.

Our tax return fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$3,750	$4,225

3. ALL OTHER FEES.

2009	2008
$1,500	$3,440

For the two years ended December 31, 2009, we were billed for work performed regarding the review of our S-1 registration statement.

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

Item 14. Exhibits and Financial Statement Schedules.

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

BLUEGATE CORPORATION

March 15, 2010	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2010	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

March 15, 2010	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO