Form 10-Q
period 2010-03-31
BLUEGATE CORP
filed 2010-04-26
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of April 23, 2010.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,054	$27,084
Accounts receivable, net	5,895	92,469
Prepaid expenses and other	32,356	41,064
Total current assets	$67,305	$160,617
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,275	$37,036
Accounts payable to related party	57,910	95,764
Accrued liabilities	11,358	40,693
Notes payable to related parties	1,200,000	1,200,000
Accrued liabilities to related parties	109,577	73,337
Deferred revenue	9,500	12,142
Derivative liabilities	176,000	25,000
Total current liabilities	1,600,620	1,483,972

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,952 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2010)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at March 31, 2010 and December 31, 2009	26,034	26,034
Additional paid-in capital	22,075,546	22,075,546
Accumulated deficit	(23,634,895)	(23,424,935)
Total stockholders’ deficit	(1,533,315)	(1,323,355)
Total liabilities and stockholders’ deficit	$67,305	$160,617

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	2010	2009
Service revenue	$78,414	$106,445
Cost of services	45,228	54,248
Gross profit	33,186	52,197
Selling, general and administrative expenses	53,304	30,359
Compensation expense	-	13,169
Income (loss) from operations	(20,118)	8,669
Interest expense	(38,842)	(64,034)
Loss on derivative financial instruments	(151,000)	(91,000)
Net loss from continuing operations	(209,960)	(146,365)
Income from discontinued operations	-	4,742
Net loss	$(209,960)	$(141,623)
Basic and diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Net loss	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2009	26,033,565	$26,034	48	$-	$22,075,546	$(23,424,935)	$(1,323,355)
Net loss						(209,960)	(209,960)
Balance at March 31, 2010	26,033,565	$26,034	48	$-	$22,075,546	$(23,634,895)	$(1,533,315)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
UNAUDITED

	2010	2009
Cash flows from operating activities:
Net loss	$(209,960)	$(141,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	8,910
Common stock options issued for employee services	-	1,919
Derivative loss	151,000	91,000
Amortization of debt issuance cost	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	86,575	18,050
Prepaid expenses and other current assets	8,708	3,301
Accounts payable and accrued liabilities	(30,097)	(65,805)
Accounts payable to related party	(37,854)	(1,775)
Accrued liabilities to related parties	36,240	(46,049)
Deferred revenue	(2,642)	237
Net cash provided by (used in) operating activities	1,970	(111,835)
Cash flows from financing activities:
Proceeds from related party short term debt	-	180,000
Net cash provided by financing activities	-	180,000
Net increase in cash and cash equivalents	1,970	68,165
Cash and cash equivalents at beginning of period	27,084	11,283
Cash and cash equivalents at end of period	$29,054	$79,448

Non Cash Transactions:
Derivative liability at January 1, 2009	$-	$84,000
Supplemental information:
Cash paid for interest	-	67,650

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$176,000	—	$176,000

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

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2010 and 2009, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. NOTES PAYABLE
Notes payable at March 31, 2010 and December 31, 2009 are summarized below:	3/31/2010	12/31/2009
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
	$1,200,000	$1,200,000

4. EQUITY TRANSACTIONS

As of March 31, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 8,108,597 options; and, (iv) preferred stock that are convertible into 1,200,000 shares of common stock, resulting on a fully diluted basis, 52,779,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 2,779,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity - 3,000,000 shares.

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

5. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment was recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit during 2009. The fair value of these liabilities was $176,000 at March 31, 2010. The $151,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and for the three months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 15, 2010 (included in our annual report on Form 10-K for the year ended December 31, 2009), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2010 and the year ended December 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2010 and 2009, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2010		2009
Net loss	$	(209,960)	$(141,623)
Positive (negative) cash flow from operations		1,970	(111,853)
Negative working capital		(1,533,315)	(1,613,509)
Stockholders’ deficit		(1,533,315)	(1,578,038)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) selling convertible debt and common stock to certain key stockholders, (3) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments and (4) disposing of certain assets and business.

RESULTS OF OPERATIONS
	Three Months Ended March 31,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$78,414	$106,445	$189,888	$(28,031)	$(83,443)
Cost of services	45,228	54,248	132,567	(9,020)	(78,319)
Gross profit	33,186	52,197	57,321	(19,011)	(5,124)
Selling, general and administrative expenses	53,304	30,359	88,792	22,945	(58,433)
Compensation expense	-	13,169	802,984	(13,169)	(789,815)
Income (loss) from operations	(20,118)	8,669	(834,455)	28,787	(843,124)
Interest expense	(38,842)	(64,034)	(13,351)	(25,192)	50,683
Loss on derivative financial instruments	(151,000)	(91,000)	-	60,000	91,000
Net loss from continuing operations	(209,960)	(146,365)	(847,806)	63,595	(701,441)
Gain (loss) from discontinued operations	-	4,742	(239,014)	4,742	(243,756)
Net loss	$(209,960)	$(141,623)	$(1,086,820)	$68,337	$(945,197)

Service Revenue.
The decrease in Service Revenue of $83,443 from 2008 to 2009 and $28,031 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $78,319 from 2008 to 2009 and $9,020 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $5,124 from 2008 to 2009 and decreased $19,011 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue increased from 30% in 2008 to 49% in 2009 and decreased to 42% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The decrease in SG&A of $58,433 from 2008 to 2009 is due primarily to: (1) a $49,000 decrease related to professional fees and corporate franchise taxes; and (2) $10,000 of miscellaneous income. The $22,945 increase in SG&A from 2009 to 2010 is due primarily to: (1) a $10,000 increase related to professional fees and corporate franchise taxes; and (2) no miscellaneous income.

Compensation Expense.
The decrease in Compensation Expense of $789,815 from 2008 to 2009 is principally comprised of the following; (1) $519,000 decrease related to conversion of related party debt for common stock; (2) $145,000 decrease related to options issued for employee services; (3) $109,000 decrease related to warrants issued to borrow funds from a related party; and (4) $17,000 decrease related to related party purchase of common stock for cash. The decrease in Compensation Expense of $13,169 from 2009 to 2010 is principally due to the elimination of the board of directors’ fees.

Interest Expense.
The increase in Interest Expense of $50,683 from 2008 to 2009 was a result of the $600,000 increase in borrowings under the secured note payable to related party. The decrease of $25,192 from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $176,000 and $175,000 at March 31, 2010 and 2009, respectively. The $151,000 and $91,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments as of March 31, 2010 and 2009, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $701,441 from 2008 to 2009 and increased $63,595 from 2009 to 2010 due to the items described above.

Gain (Loss) From Discontinued Operations.
The decrease in the Loss From Discontinued Operations of $243,756 from 2008 to 2009 and the increase in the Gain From Discontinued Operations of $4,742 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $945,197 from 2008 to 2009 and decreased $68,337 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended March 31,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash provided by (used in) operating activities	$1,970	$(111,835)	$(249,948)	$(113,805)	$(138,113)
Net cash (used in) investing activities	-	-	(9,370)	-	(9,370)
Net cash provided by financing activities	-	180,000	255,398	(180,000)	(75,398)
Net increase (decrease) in cash	$1,970	$68,165	$(3,920)	$(66,195)	$72,085

Cash balance at end of period	$29,054	$79,448	$39,783

Operating Activities.
The decrease of $138,113 in cash used in operations from 2008 to 2009 is primarily attributable to the following discontinued operations effective November 7, 2009: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The decrease of $113,805 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009.

Investing Activities.
The decrease of $9,370 in cash used in investing activities from 2008 to 2009 was due to no purchases of fixed assets in 2009.

Financing Activities.
The net decrease of $75,398 in cash provided by financing activities from 2008 to 2009 is primarily due to: (1) a $95,000 decrease in investments in the company’s common stock and warrants; and (2) a $20,000 net increase in related party short term debt. The decrease of $180,000 in cash provided by financing activities from 2009 to 2010 is due to a decrease in related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
Operations for the three months ended March 31, 2010 have been funded by the elimination of personnel and the disposition of certain assets and business. As of March 31, 2010, our cash and cash equivalents were $29,054; total current assets were $67,305, total current liabilities were $1,600,620 and total stockholders’ deficit was $1,533,315.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

NONE.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 4.                      OTHER INFORMATION

NONE

ITEM 5.                      EXHIBITS

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

Bluegate Corporation

Date:	April 23, 2010	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	April 23, 2010	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2