Form 10-Q
period 2010-06-30
BLUEGATE CORP
filed 2010-07-26
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of July 22, 2010.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,234	$27,084
Accounts receivable, net	3,303	92,469
Prepaid expenses and other	23,649	41,064
Total current assets	$57,186	$160,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,921	$37,036
Accounts payable to related party	91,675	95,764
Accrued liabilities	5,014	40,693
Note payable to related party	1,200,000	1,200,000
Accrued liabilities to related parties	70,481	73,337
Deferred revenue	7,295	12,142
Derivative liabilities	20,000	25,000
Total current liabilities	1,426,386	1,483,972

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-

Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2010)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 and -0- shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2010) Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at June 30, 2010 and December 31, 2009	26,034	26,034
Additional paid-in capital	22,160,286	22,075,546
Accumulated deficit	(23,555,520)	(23,424,935)
Total stockholders’ deficit	(1,369,200)	(1,323,355)
Total liabilities and stockholders’ deficit	$57,186	$160,617

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
Service revenue	$71,009	$81,810	$149,423	$188,255
Cost of services	40,335	54,551	85,563	108,799
Gross profit	30,674	27,259	63,860	79,456
Selling, general and administrative expenses	61,655	13,918	114,959	44,277
Compensation expense	-	300	-	13,469
Income (loss) from operations	(30,981)	13,041	(51,099)	21,710
Interest expense	(45,644)	(49,171)	(84,486)	(113,205)
Gain (loss) on derivative financial instruments	156,000	87,000	5,000	(4,000)
Net income (loss) from continuing operations	79,375	50,870	(130,585)	(95,495)
Gain from discontinued operations	-	49,652	-	54,393
Net income (loss)	$79,375	$100,522	$(130,585)	$(41,102)

Basic and diluted earnings income (loss) per share
Continuing operations	$0.00	$0.00	$(0.01)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	0.00	0.00	(0.01)	(0.00)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565	26,033,565	26,033,565

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2009	26,033,565	$26,034	48	$-	$22,075,546	$(23,424,935)	$(1,323,355)
Preferred stock issued for accrued interest on related party promissory note			10	-	84,740		84,740
Net loss						(130,585)	(130,585)
Balance at June 30, 2010	26,033,565	$26,034	58	$-	$22,160,286	$(23,555,520)	$(1,369,200)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
UNAUDITED

	2010	2009
Cash flows from operating activities:
Net loss	$(130,585)	$(41,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	16,728
Common stock options issued for employee services	-	2,069
Derivative (gain) loss	(5,000)	4,000
Amortization of debt issuance cost	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	89,166	140,924
Prepaid expenses and other current assets	17,415	6,602
Accounts payable and accrued liabilities	(40,794)	(173,318)
Accounts payable to related party	(4,089)	(7,750)
Accrued liabilities to related parties	81,884	(54,373)
Deferred revenue	(4,847)	(71,049)
Net cash provided by (used in) operating activities	3,150	(157,269)
Cash flows from financing activities:
Proceeds from related party short term debt	-	180,000
Net cash provided by financing activities	-	180,000
Net increase in cash and cash equivalents	3,150	22,731
Cash and cash equivalents at beginning of period	27,084	11,283
Cash and cash equivalents at end of period	$30,234	$34,014
Non Cash Transactions:
Derivative liability at January 1, 2009	$-	$84,000
Preferred stock issued for accrued interest on related party promissory note	84,740	-
Supplemental information:
Cash paid for interest	-	112,918

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$20,000	—	$20,000

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2010, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. DISPOSITION OF CERTAIN ASSETS AND BUSINESS

In order to preserve common shareholder value, avoid bankruptcy and minimize Bluegate’s ongoing loss, effective November 7, 2009, Bluegate entered into the following transactions: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and the elimination of certain liabilities, consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b)  contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN and business name of Bluegate with a -0- net book value; c) eliminated liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser to Sperco, LLC (“Sperco”) (an entity controlled by Stephen Sperco (“SS”), our CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to Bluegate from Sperco resulting from Bluegate’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to Bluegate for the personnel, facilities, tools, and resources necessary for Bluegate to support both the MGN and HIMS operations for Sperco for the same period; 2) a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) a Separation Agreement and Mutual Release in Full of all claims with William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a -0- net book value; b) lists of telephone and fax numbers and  intellectual properties with a -0- net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of: a) Contracts, agreements and intellectual properties with a -0- net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

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

4. NOTES PAYABLE TO RELATED PARTY
Notes payable at June 30, 2010 and December 31, 2009 are summarized below:	6/30/2010	12/31/2009
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

Effective May 22, 2010, we sold 10 shares of Series D Preferred Stock to SAIC. SAIC agreed to grant a concession to the Company for the purchase of the 10 shares of a newly created Series D Convertible non-Redeemable Preferred Stock, par value $.001, by modifying the existing Promissory Note and Security Agreement as follows: (i) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (ii) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect).

	$1,200,000	$1,200,000

5. EQUITY TRANSACTIONS

As of June 30, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 7,958,597 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 52,879,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 2,879,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entity - 3,000,000 shares.

In May 2010, Bluegate authorized the issuance of 10 shares of Convertible Preferred Stock Series D, $.001 par value per share.  Each holder of shares of Series D Convertible Preferred Stock may at his option and at any time convert any or all such shares into fully paid an non-assessable shares of Bluegate’s common stock at a conversion ratio of 25,000 shares of common stock for each share of Series D Convertible Preferred Stock.  There are no dividends on Series D Convertible Preferred Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series D Convertible Preferred Stock then outstanding will be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $8,725 per share.

On May 22, 2010, Bluegate issued 10 shares of preferred stock Series D, par value of $.001, for a total of $84,740 interest forgiveness from a certain related party.  See Note 4.

6. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF. The fair value of these liabilities was $20,000 at June 30, 2010. The $5,000 change in fair value of these liabilities from January 1, 2010 is reported in our consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the derivative liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and for the six months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2009.

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

During the six months ended June 30, 2010 and the year ended December 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the six months ended June 30, 2010 and 2009, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2010		2009
Net loss	$	(130,585)	$(41,102)
Positive (negative) cash flow from operations		3,150	(157,269)
Negative working capital		(1,369,200)	(1,505,020)
Stockholders’ deficit		(1,369,200)	(1,477,367)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

	Three Months Ended June 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$71,009	$81,810	$170,888	$(10,801)	$(89,078)
Cost of services	40,335	54,551	111,258	(14,216)	(56,707)
Gross profit	30,674	27,259	59,630	3,415	(32,371)
Selling, general and administrative expenses	61,655	13,918	42,592	47,737	(28,674)
Compensation expense	-	300	119,388	(300)	(119,088)
Income (loss) from operations	(30,981)	13,041	(102,350)	(44,022)	115,391
Interest expense	(45,644)	(49,171)	(26,828)	(3,527)	22,343
Gain on derivative financial instruments	156,000	87,000	-	69,000	87,000
Net income (loss) from continuing operations	79,375	50,870	(129,178)	28,505	180,048
Gain (loss) from discontinued operations	-	49,652	(208,498)	(49,652)	258,150
Net income (loss)	$79,375	$100,522	$(337,676)	$(21,147)	$438,198

Service Revenue.
The decrease in Service Revenue of $89,078 from 2008 to 2009 and $10,801 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $56,707 from 2008 to 2009 and $14,216 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $32,371 from 2008 to 2009 and increased $3,415 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue decreased from 35% in 2008 to 33% in 2009 and increased to 43% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The decrease in SG&A of $28,674 from 2008 to 2009 is due primarily to: (1) the effects of additional cost control measures, and (2) recording miscellaneous income of $44,768 as an offset to SG&A. The $47,737 increase in SG&A from 2009 to 2010 is due primarily to no recording of $44,768 of miscellaneous income as in the prior year.

Compensation Expense.
The decrease in Compensation Expense of $119,088 from 2008 to 2009 is principally comprised of the decrease related to options issued for employee services. The decrease in Compensation Expense of $300 from 2009 to 2010 was insignificant.

Interest Expense.
The increase in Interest Expense of $22,343 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party. The decrease of $3,527 from 2009 to 2010 was insignificant.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $20,000 and $88,000 at June 30, 2010 and 2009, respectively. The $69,000 and $87,000 change in fair value for the three months is reported in our consolidated statement of operations as a gain on derivative financial instruments as of June 30, 2010 and 2009, respectively.

Net Income from Continuing Operations.
The Net Income from Continuing Operations increased $180,048 from 2008 to 2009 and increased $28,505 from 2009 to 2010 due to the items described above.

Gain (Loss) From Discontinued Operations.
The increase in the Gain From Discontinued Operations of $258,150 from 2008 to 2009 and the decrease in the Gain From Discontinued Operations of $49,652 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Income.
The Net Income increased $438,198 from 2008 to 2009 and decreased $21,147 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended June 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash provided by (used in) operating activities	$1,180	$(45,434)	$41,279	$46,614	$86,713
Net cash (used in) investing activities	-	-	(3,500)	-	(3,500)
Net cash (used in) financing activities	-	-	(2,890)	-	2,890
Net increase (decrease) in cash	$1,180	$(45,434)	$34,889	$46,614	$(80,323)
Cash balance at end of period	$30,234	$34,014	$74,672

Operating Activities.
The net decrease of $86,713 in cash used in operations from 2008 to 2009 is primarily attributable to the following discontinued operations effective November 7, 2009: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures, and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The increase of $46,614 in cash provided by operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009.

Investing Activities.
The decrease of $3,500 in cash used in investing activities from 2008 to 2009 was insignificant.

Financing Activities.
The decrease of $2,890 in cash used in financing activities from 2008 to 2009 was insignificant.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

	Six Months Ended June 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$149,423	$188,255	$360,776	$(38,832)	$(172,521)
Cost of services	85,563	108,799	243,825	(23,236)	(135,026)
Gross profit	63,860	79,456	116,951	(15,596)	(37,495)
Selling, general and administrative expenses	114,959	44,277	131,384	70,682	(87,107)
Compensation expense	-	13,469	922,372	(13,469)	(908,903)
Income (loss) from operations	(51,099)	21,710	(936,805)	(72,809)	(958,515)
Interest expense	(84,486)	(113,205)	(40,179)	(28,719)	73,026
Gain (loss) on derivative financial instruments	5,000	(4,000)	-	9,000	(4,000)
Net income (loss) from continuing operations	(130,585)	(95,495)	(976,984)	35,090	(881,489)
Gain (loss) from discontinued operations	-	54,393	(447,512)	(54,393)	501,905
Net income (loss)	$(130,585)	$(41,102)	$(1,424,496)	$89,483	$(1,383,394)

Service Revenue.
The decrease in Service Revenue of $172,521 from 2008 to 2009 and $38,832 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $135,026 from 2008 to 2009 and $23,236 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $37,495 from 2008 to 2009 and decreased $15,596 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue increased from 32% in 2008 to 42% in 2009 and increased to 43% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The decrease in SG&A of $87,107 from 2008 to 2009 is due primarily to: (1) the effects of additional cost control measures, and (2) recording miscellaneous income of $54,768 as an offset to SG&A. The $70,682 increase in SG&A from 2009 to 2010 is due primarily to no recording of $54,768 of miscellaneous income as in the prior year.

Compensation Expense.
The decrease in Compensation Expense of $908,903 from 2008 to 2009 is principally comprised of the following; (1) $519,000 decrease related to conversion of related party debt for common stock; (2) $253,000 decrease related to options issued for employee services; (3) $109,000 decrease related to warrants issued to borrow funds from a related party; and (4) $17,000 decrease related to related party purchase of common stock for cash. The decrease in Compensation Expense of $13,469 from 2009 to 2010 is due to the elimination of the board of directors’ fees.

Interest Expense.
The increase in Interest Expense of $73,026 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party. The decrease of $28,719 from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009.

Gain and Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $20,000 and $88,000 at June 30, 2010 and 2009, respectively. The $5,000 and $4,000 change in fair value for the six months is reported in our consolidated statement of operations as a gain and loss on derivative financial instruments as of June 30, 2010 and 2009, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $881,489 from 2008 to 2009 and increased $35,090 from 2009 to 2010 due to the items described above.

Gain (Loss) From Discontinued Operations.
The increase in the Gain From Discontinued Operations of $501,905 from 2008 to 2009 and the decrease in the Gain From Discontinued Operations of $54,393 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $1,383,394 from 2008 to 2009 and increased $89,483 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Six Months Ended June 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash provided by (used in) operating activities	$3,150	$(157,269)	$(208,669)	$(160,419)	$(51,400)
Net cash (used in) investing activities	-	-	(12,870)	-	(12,870)
Net cash provided by financing activities	-	180,000	252,508	(180,000)	(72,508)
Net increase in cash	$3,150	$22,731	$30,969	$(19,581)	$(8,238)

Cash balance at end of period	$30,234	$34,014	$74,672

Operating Activities.
The net decrease of $51,400 in cash used in operations from 2008 to 2009 is primarily attributable to the following discontinued operations effective November 7, 2009: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures, and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The decrease of $160,419 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009.

Investing Activities.
The decrease of $12,870 in cash used in investing activities from 2008 to 2009 was a result of no purchases of fixed assets.

Financing Activities.
The decrease of $72,508 in cash provided by financing activities from 2008 to 2009 is due to: (1) a $95,000 decrease in investments in the company’s common stock and warrants; and (2) a $22,000 net increase in related party short term debt. The decrease of $180,000 in cash provided by financing activities from 2009 to 2010 is due to the decrease in proceeds from related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
Operations for the six months ended June 30, 2010 have been funded by the elimination of personnel and the disposition of certain assets and business. As of June 30, 2010, our cash and cash equivalents were $30,234; total current assets were $57,186, total current liabilities were $1,426,386 and total stockholders’ deficit was $1,369,200.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b)	Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date:	July 23, 2010	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	July 23, 2010	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2