Form 10-Q
period 2010-09-30
BLUEGATE CORP
filed 2010-11-08
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of November 5, 2010.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,991	$27,084
Accounts receivable, net	5,306	92,469
Prepaid expenses and other	14,941	41,064
Total current assets	$29,238	$160,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,999	$37,036
Accounts payable to related party	98,656	95,764
Accrued liabilities	29,963	40,693
Note payable to related party	1,200,000	1,200,000
Accrued liabilities to related parties	70,481	73,337
Deferred revenue	10,719	12,142
Derivative liabilities	17,000	25,000
Total current liabilities	1,446,818	1,483,972

Stockholders’ deficit:

Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2010)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 and -0- shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2010)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at September 30, 2010 and December 31, 2009	26,034	26,034
Additional paid-in capital	22,160,286	22,075,546
Accumulated deficit	(23,603,900)	(23,424,935)
Total stockholders’ deficit	(1,417,580)	(1,323,355)
Total liabilities and stockholders’ deficit	$29,238	$160,617

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Service revenue	$69,190	$86,480	$218,613	$274,735
Cost of services	38,097	58,496	123,660	167,295
Gross profit	31,093	27,984	94,953	107,440
Selling, general and administrative expenses	82,473	48,681	197,432	92,958
Compensation expense	-	-	-	13,469
Income (loss) from operations	(51,380)	(20,697)	(102,479)	1,013
Interest expense	-	(49,706)	(84,486)	(162,911)
Gain (loss) on derivative financial instruments	3,000	(44,000)	8,000	(48,000)
Net loss from continuing operations	(48,380)	(114,403)	(178,965)	(209,898)
Gain (loss) from discontinued operations	-	(46,656)	-	7,736
Net loss	$(48,380)	$(161,059)	$(178,965)	$(202,162)

Basic and diluted earnings income (loss) per share
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	-	(0.00)	-	0.00
Net loss	(0.00)	(0.01)	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565	26,033,565	26,033,565

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2009	26,033,565	$26,034	48	$-	-	$-	$22,075,546	$(23,424,935)	$(1,323,355)
Preferred stock issued for accrued interest on related party promissory note			-	-	10	-	84,740		84,740
Net loss								(178,965)	(178,965)
Balance at September 30, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,603,900)	$(1,417,580)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
UNAUDITED

	2010	2009
Cash flows from operating activities:

Net loss	$(178,965)	$(202,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	24,274
Common stock options issued for employee services	-	2,219
Derivative (gain) loss	(8,000)	48,000
Amortization of debt issuance cost	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	87,163	241,827
Prepaid expenses and other current assets	26,123	11,623
Accounts payable and accrued liabilities	(27,767)	(178,292)
Accounts payable to related party	2,892	(10,750)
Accrued liabilities to related parties	81,884	(57,702)
Deferred revenue	(1,423)	(88,004)
Net cash used in operating activities	(18,093)	(188,967)

Cash flows from financing activities:
Proceeds from related party short term debt	-	180,000
Net cash provided by financing activities	-	180,000

Net decrease in cash and cash equivalents	(18,093)	(8,967)
Cash and cash equivalents at beginning of period	27,084	11,283
Cash and cash equivalents at end of period	$8,991	$2,316

Non Cash Transactions:
Derivative liability at January 1, 2009	$-	$84,000
Preferred stock issued for accrued interest on related party promissory note	84,740
Supplemental information:
Cash paid for interest	$-	$161,247

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$17,000	—	$17,000

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2010, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of September 30, 2010 Bluegate owes $45,000 for those services. The $45,000 is included in the $98,656 balance under the caption accounts payable to related party on the balance sheet.

4. NOTES PAYABLE TO RELATED PARTY
Notes payable at September 30, 2010 and December 31, 2009 are summarized below:	9/30/2010	12/31/2009
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

5. EQUITY TRANSACTIONS

As of September 30, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 17,437,800 warrants; (iii) 7,048,597 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 51,969,962 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 1,969,962 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 2,000,000 shares.

In May 2010, Bluegate authorized 10 shares of Convertible Preferred Stock Series D, $.001 par value per share.  Each holder of shares of Series D Convertible Preferred Stock may at his option and at any time convert any or all such shares into fully paid an non-assessable shares of Bluegate’s common stock at a conversion ratio of 25,000 shares of common stock for each share of Series D Convertible Preferred Stock.  There are no dividends on Series D Convertible Preferred Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series D Convertible Preferred Stock then outstanding will be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $8,725 per share.

On May 22, 2010, Bluegate issued 10 shares of preferred stock Series D, par value of $.001, for a total of $84,740 interest forgiveness from a certain related party.  See Note 4.

6. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF. The fair value of these liabilities was $17,000 at September 30, 2010. The $8,000 change in fair value of these liabilities from January 1, 2010 is reported in our consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the derivative liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitment:

The Company operates from leased office space under an operating lease that was to expire in November 2013. Effective July 1, 2010, the Company amended its lease agreement with the landlord to: (a) reduce the monthly rent to $4,000; (b) a termination date of December 31, 2010; and (c) agree that the landlord and tenant each have the right to cancel the lease with a thirty day written notice.

Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. As of September 30, 2010, Bluegate received $12,000 in rent payments from the Sperco entities which reduced rent expense for that period.

Contingencies:

In September 2010, Bluegate received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question is $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees.

We believe the case is without merit and have engaged outside counsel to assist us in filing our response. Based upon preliminary communication for settlement purposes with the trustees counsel, we were informed that the matter could likely be settled for $25,000; however, the Company cannot predict with certainty and there can be no assurance as to the ultimate outcome or effect of this lawsuit. As of September 30, 2010, we have recorded $25,000 under the caption “accrued liabilities” on the balance sheet and $25,000 under the caption “selling, general and administrative expenses” on the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and for the nine months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2009.

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

During the nine months ended September 30, 2010 and the year ended December 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the nine months ended September 30, 2010 and 2009, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2010		2009
Net loss from continuing operations	$	(178,965)	$(209,898)
Negative cash flow from operations		(18,093)	(188,967)
Negative working capital		(1,417,580)	(1,658,384)
Stockholders’ deficit		(1,417,580)	(1,638,277)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended September 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$69,190	$86,480	$136,086	$(17,290)	$(49,606)
Cost of services	38,097	58,496	108,651	(20,399)	(50,155)
Gross profit	31,093	27,984	27,435	3,109	549
Selling, general and administrative expenses	82,473	48,681	51,424	33,792	(2,743)
Compensation expense	-	-	98,817	-	(98,817)
Loss from operations	(51,380)	(20,697)	(122,806)	(30,683)	(102,109)
Interest expense	-	(49,706)	(83,712)	(49,706)	(34,006)
Gain (loss) on derivative financial instruments	3,000	(44,000)	-	(47,000)	44,000
Net loss from continuing operations	(48,380)	(114,403)	(206,518)	(66,023)	(92,115)
Gain (loss) from discontinued operations	-	(46,656)	19,135	(46,656)	(65,791)
Net loss	$(48,380)	$(161,059)	$(187,383)	$(112,679)	$(26,324)

Service Revenue.
The decrease in Service Revenue of $49,606 from 2008 to 2009 and $17,290 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $50,155 from 2008 to 2009 and $20,399 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit increased $549 from 2008 to 2009 and increased $3,109 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue increased from 20% in 2008 to 32% in 2009 and to 45% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The decrease in SG&A of $2,743 from 2008 to 2009 was insignificant and the $33,792 increase in SG&A from 2009 to 2010 was primarily a result of recording $25,000 for the possible settlement of a lawsuit.

Compensation Expense.
The decrease in Compensation Expense of $98,817 from 2008 to 2009 is principally comprised of the decrease related to options issued for employee services.

Interest Expense.
The decrease in Interest Expense of $34,006 from 2008 to 2009 was a result of the borrowings under the secured note payable to related party. The decrease in Interest Expense of $49,706 from 2009 to 2010 resulted from the issuance of Preferred stock for the elimination of accrued interest on the related party promissory note for the period from May 23, 2010 through December 31, 2010.

Gain (Loss) on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $17,000 and $132,000 at September 30, 2010 and 2009, respectively. The $47,000 and $44,000 change in fair value for the three months is reported in our consolidated statement of operations as a gain and loss on derivative financial instruments as of September 30, 2010 and 2009, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $92,115 from 2008 to 2009 and $66,023 from 2009 to 2010 due to the items described above.

Gain (Loss) From Discontinued Operations.
The decrease in the Gain From Discontinued Operations of $65,791 from 2008 to 2009 and the decrease in the Loss From Discontinued Operations of $46,656 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $26,324 from 2008 to 2009 and $112,679 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended September 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash used in operating activities	$(21,243)	$(31,698)	$(252,601)	$(10,455)	$(220,903)

Net cash provided by financing activities	-	-	200,000	-	(200,000)
Net (decrease) in cash	$(21,243)	$(31,698)	$(52,601)	$(10,455)	$20,903
Cash balance at end of period	$8,991	$2,316	$22,071

Operating Activities.
The net decrease of $220,903 in cash used in operations from 2008 to 2009 is primarily attributable to the following discontinued operations effective November 7, 2009: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures, and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The decrease of $10,455 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009.

Financing Activities.
The decrease of $200,000 in cash used in financing activities from 2008 to 2009 is due to a net decrease in related party short term debt.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Nine Months Ended September 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$218,613	$274,735	$496,862	$(56,122)	$(222,127)
Cost of services	123,660	167,295	352,476	(43,635)	(185,181)
Gross profit	94,953	107,440	144,386	(12,487)	(36,946)
Selling, general and administrative expenses	197,432	92,958	182,808	104,474	(89,850)
Compensation expense	-	13,469	1,021,189	(13,469)	(1,007,720)
Income (loss) from operations	(102,479)	1,013	(1,059,611)	103,492	(1,060,624)
Interest expense	(84,486)	(162,911)	(123,891)	(78,425)	39,020
Gain (loss) on derivative financial instruments	8,000	(48,000)	-	(56,000)	(48,000)
Net income (loss) from continuing operations	(178,965)	(209,898)	(1,183,502)	(30,933)	(973,604)
Gain (loss) from discontinued operations	-	7,736	(428,377)	(7,736)	436,113
Net income (loss)	$(178,965)	$(202,162)	$(1,611,879)	$(23,197)	$(1,409,717)

Service Revenue.
The decrease in Service Revenue of $222,127 from 2008 to 2009 and $56,122 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $185,181 from 2008 to 2009 and $43,635 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $36,946 from 2008 to 2009 and $12,487 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue increased from 29% in 2008 to 39% in 2009 and to 43% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The decrease in SG&A of $89,850 from 2008 to 2009 is due primarily to: (1) the effects of additional cost control measures, and (2) recording miscellaneous income of $54,768 as an offset to SG&A. The $104,474 increase in SG&A from 2009 to 2010 is due primarily to: (1) no recording of $54,768 of miscellaneous income as in the prior year, and (2) recording $25,000 for the possible settlement of a lawsuit.

Compensation Expense.
The decrease in Compensation Expense of $1,007,720 from 2008 to 2009 is principally comprised of the following; (1) $519,000 decrease related to conversion of related party debt for common stock; (2) $341,000 decrease related to options issued for employee services; (3) $109,000 decrease related to warrants issued to borrow funds from a related party; and (4) $17,000 decrease related to related party purchase of common stock for cash. The decrease in Compensation Expense of $13,469 from 2009 to 2010 is due to the elimination of the board of directors’ fees.

Interest Expense.
The increase in Interest Expense of $39,020 from 2008 to 2009 was a result of the increase in borrowings under the secured note payable to related party. The decrease of $78,425 from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009.

Gain (Loss) Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $17,000 and $132,000 at September 30, 2010 and 2009, respectively. The $56,000 and $48,000 change in fair value for the nine months is reported in our consolidated statement of operations as a gain and loss on derivative financial instruments as of September 30, 2010 and 2009, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $973,604 from 2008 to 2009 and $30,933 from 2009 to 2010 due to the items described above.

Gain (Loss) From Discontinued Operations.
The increase in the Gain From Discontinued Operations of $436,113 from 2008 to 2009 and the decrease in the Gain From Discontinued Operations of $7,736 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $1,409,717 from 2008 to 2009 and $23,197 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Nine Months Ended September 30,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash (used in) operating activities	$(18,093)	$(188,967)	$(461,270)	$(170,874)	$(272,303)
Net cash (used in) investing activities	-	-	(12,870)	-	(12,870)
Net cash provided by financing activities	-	180,000	452,508	(180,000)	(272,508)
Net decrease in cash	$(18,093)	$(8,967)	$(21,632)	$(9,126)	$12,665

Cash balance at end of period	$8,991	$2,316	$22,071

Operating Activities.
The net decrease of $272,303 in cash used in operations from 2008 to 2009 is primarily attributable to the following discontinued operations effective November 7, 2009: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; (3) the effects of additional cost control measures, and (4) partially offset by an increase of personnel and salaries related to the implementation project management and consulting services. The decrease of $170,874 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009.

Investing Activities.
The decrease of $12,870 in cash used in investing activities from 2008 to 2009 was a result of no purchases of fixed assets.

Financing Activities.
The decrease of $272,508 in cash provided by financing activities from 2008 to 2009 is due to: (1) a $295,000 decrease in investments in the company’s common stock and warrants; and (2) a $22,000 net increase in related party short term debt. The decrease of $180,000 in cash provided by financing activities from 2009 to 2010 is due to the decrease in proceeds from related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
Operations for the nine months ended September 30, 2010 have been funded by the elimination of personnel and the disposition of certain assets and business. As of September 30, 2010, our cash and cash equivalents were $8,991; total current assets were $29,238, total current liabilities were $1,446,818 and total stockholders’ deficit was $1,417,580.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

(b)	Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In September 2010, Bluegate received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question is $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees.

We believe the case is without merit and have engaged outside counsel to assist us in filing our response. Based upon preliminary communication for settlement purposes with the trustees counsel, we were informed that the matter could likely be settled for $25,000; however, the Company cannot predict with certainty and there can be no assurance as to the ultimate outcome or effect of this lawsuit. As of September 30, 2010, we have recorded $25,000 under the caption “accrued liabilities” on the balance sheet and $25,000 under the caption “selling, general and administrative expenses” on the consolidated statement of operations.

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

Bluegate Corporation

Date:	November 8, 2010	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	November 8, 2010	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2