Form 10-K
period 2010-12-31
BLUEGATE CORP
filed 2011-03-14
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                      Yes    No x

As of March 14, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $81,310. On March 14, 2011, the registrant had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

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

Bluegate is a Nevada Corporation that consists of the networking service (carrier/circuit) business, which provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

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

Our functional currency is the U.S. dollar.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 14, 2011, which raises substantial doubt about our ability to continue as a going concern.

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

Pursuant to the State of Nevada Revised Statutes, which authorizes the taking of action by written consent of the shareholders without a meeting, a super majority of the voting power of the shareholders of Bluegate gave their consent to the above actions. In April 2010, Bluegate filed a Definitive Information Statement on Schedule 14C with the SEC and mailed the notice to shareholders.

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

On May 22, 2010, we sold 10 shares of Series D preferred stock to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco by modifying the existing Promissory Note and Security Agreement as follows: (1) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (2) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect). Each share of Series D convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 250,000 shares of common stock. Each share of preferred stock has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 3,750,000 votes per share of preferred stock. The 10 shares of preferred stock will have an aggregate of 37,500,000 million votes. The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us.

As a result of the purchase of Series D Preferred Stock described above, and the previously and subsequently acquired common and preferred stock, options, warrants, and conversion of certain debt to equity, SAIC, a corporation controlled by Stephen Sperco, beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock.

OUR BUSINESS SUBSEQUENT TO THE NOVEMBER 7, 2009 DISPOSITION OF CERTAIN ASSETS AND BUSINESS
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

COMPETITION
Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

OUR BUSINESS - CUSTOMERS AND VENDORS
Major Customers.  During 2010, our top five customers accounted for 21% of our service revenue and no single customer accounted for more than 6% of service revenue.

Major Vendors. During 2010, our top five vendors accounted for 94% of our purchases and no single vendor accounted for more than 50% of purchases.

EMPLOYEES
As a result of the disposition of certain assets and business, effective January 1, 2010 there are no Bluegate Corporation employees. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly to Sperco, LLC for those services.

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

RISKS RELATED TO OUR SECURITIES:

LACK OF AUTHORIZED STOCK TO COVER ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES
As of December 31, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 16,241,133 warrants; (iii) 6,905,433 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 50,630,131 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 630,131 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 650,000 shares.

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

Item 2. Properties.

We lease office space located at 701 North Post Oak Road, Suite 600, Houston, Texas 77024, on a month-to-month basis for $4,000 per month.

Item 3. Legal Proceedings.

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of December 31, 2010, we have recorded $30,000 under the caption “accrued liabilities” on the balance sheet and $30,000 under the caption “selling, general and administrative expenses” on the consolidated statement of operations.

In November 2010, Bluegate Corporation filed a lawsuit against Electronic Medical Resources, LLC, ET. AL (“EMR”); In the C.C.C.L. No. 3 Harris County, Texas. We filed this lawsuit claiming breach of contract for services provided. In January 2011, the defendants filed a counterclaim. We believed the counterclaim was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, all parties to both lawsuits executed a compromise settlement agreement and joint and mutual release with no amounts due to or from any party.

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

COMMON STOCK PRICE RANGE	2010		2009
	HIGH	LOW	HIGH	LOW
First Quarter	$ 0.0250	$0.0030	$ 0.040	$ 0.008
Second Quarter	0.0200	0.0025	0.035	0.005
Third Quarter	0.0025	0.0025	0.015	0.010
Fourth Quarter	0.0350	0.0025	0.035	0.003

COMMON STOCK
On March 11, 2011, we had outstanding 26,033,565 shares of Common Stock, $0.001 par value per share.

On March 11, 2011, the closing bid price of our stock was $0.0072 per share.

On March 11, 2011, we had approximately 511 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	6,905,433	$0.38	1,867,315	(1)
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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2010, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

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

OVERVIEW
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 14, 2011, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2010 and 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:

	2010		2009
Net loss	$	(245,616)	$(319,782)
Negative cash flow from operations		(16,871)	(349,456)
Negative working capital		(1,484,231)	(1,323,355)
Stockholders’ deficit		(1,484,231)	(1,323,355)

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

LIQUIDITY AND CAPITAL RESOURCES
Operations for the year ended December 31, 2010 have been funded by loans from related parties and the disposition of certain assets and business. As of December 31, 2010, our cash and cash equivalents were $10,213; total current assets were $32,436, total current liabilities were $1,516,667 and total stockholders’ deficit was $1,484,231.

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

RESULTS OF OPERATIONS - CONTINUING

	Continuing Year Ended December 31,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Service revenue	$283,219	$351,500	$599,081	$(68,281)	$(247,581)
Cost of services	161,768	206,661	430,560	(44,893)	(223,899)
Gross profit	121,451	144,839	168,521	(23,388)	(23,682)
Selling, general and administrative expenses	285,581	208,220	282,863	77,361	(74,643)
Compensation expense	-	13,527	1,108,209	(13,527)	(1,094,682)
Loss from operations	(164,130)	(76,908)	(1,222,551)	87,222	(1,145,643)
Interest expense	(84,486)	(189,692)	(184,315)	(105,206)	5,377
Gain on derivative financial instrument	3,000	59,000	-	(56,000)	59,000
Net loss from continuing operations	$(245,616)	$(207,600)	$(1,406,866)	$38,016	$(1,199,266)

Service Revenue.
The decrease in Service Revenue of $247,581 from 2008 to 2009 and $68,281 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $223,899 from 2008 to 2009 and $44,893 from 2009 to 2010 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $23,682 from 2008 to 2009 and decreased $23,388 from 2009 to 2010. Our Gross Profit as a percentage of Service Revenue increased from 28% in 2008 to 41% in 2009 and increased to 43% in 2010 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $74,643 decrease in SG&A from 2008 to 2009 is due primarily to the effects of additional cost control measures. The $77,361 increase from 2009 to 2010 is primarily due to: (1) effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services and effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2010 Bluegate owed $90,000 for those services: and (2) effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. As of December 31, 2010, the Sperco entities owed $24,000 in rent payments to Bluegate which offset the amount Bluegate owed the Sperco entities.

Compensation Expense.
The decrease in Compensation Expense of $1,094,682 from 2008 to 2009 is primarily due to: (1) $519,000 decrease related to conversion of related party debt for common stock; (2) $416,000 decrease related to options issued for employee services; (3) $109,000 decrease related to warrants issued to borrow funds from a related party; and (4) $17,000 decrease related to related party purchase of common stock for cash. The decrease of $13,527 from 2009 to 2010 was primarily due to the elimination of $11,250 of director fees effective March 31, 2009.

Interest Expense.
The increase of $5,377 from 2008 to 2009 was primarily attributable to: (1) $200,000 increase in borrowings in February 2009 under the secured note payable to related party; and (2) offset by the $100,000 reduction of the secured note payable and suspension of interest charged for the months of November and December 2009 to related party as a result of the disposition of certain assets and business effective November 7, 2009. The decrease of $105,206 from 2009 to 2010 was due to primarily to: (1) in May 2010 we sold 10 shares of Series D Preferred Stock to SAIC and SAIC agreed to modify the existing Promissory Note and Security Agreement as follows: (i) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (ii) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect); and (2)  interest on the note payable to SAIC was suspended from November 1, 2009 through February 28, 2010 as a result of the November 7, 2009 sale transactions.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement  lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was $22,000 at December 31, 2010. The $3,000 change in fair value from 2009 is reported in our consolidated statement of operations as a gain on derivative financial instruments.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $1,199,266 from 2008 to 2009 and increased $38,016 from 2009 to 2010 due to the items described above.

FINANCIAL CONDITION
	Year Ended December 31,			Increase (Decrease)
	2010	2009	2008	2010 from 2009	2009 from 2008
Net cash (used in) operating activities	$(16,871)	$(349,456)	$(660,290)	$(332,585)	$(310,834)
Net cash provided by (used in) investing activities	-	105,000	(23,470)	(105,000)	128,470
Net cash provided by financing activities	-	260,257	651,340	(260,257)	(391,083)
Net increase (decrease) in cash	$(16,871)	$15,801	$(32,420)	$(32,672)	$48,221
Cash balance at end of period	$10,213	$27,084	$11,283

Operating Activities.
The decrease of $310,834 in cash used in operations from 2008 to 2009 is primarily due to: (1) a decrease in personnel related to the completion of certain large application development engagements; (2) a reduction in product sales; and (3) the effects of additional cost control measures. The decrease of $332,585 in cash used in operations from 2009 to 2010 is primarily due to the elimination of all employees as of December 31, 2009.

Investing Activities.
The increase of $128,470 from 2008 to 2009 is primarily due to $105,000 provided by the sale of fixed assets and the decrease of $105,000 from 2009 to 2010 is due to no sale of fixed assets.

Financing Activities.
The net decrease of $391,083 in cash provided by financing activities from 2008 to 2009 is primarily due to: (1) a $535,000 net decrease in related party short term debt; (2) a $95,000 decrease in investments in the company’s common stock and warrants; and (3) offset by an increase of $169,000 for employee services and resources provided to a related party and (5) decrease in payments of $69,917 on related party short term debt. The decrease of $260,257 in cash provided by financing activities from 2009 to 2010 is due to the absence from 2009 of: (1) net proceeds from related party short term of $91,257 and, (2) contribution of capital for employee services and resources of $169,000.

FORECAST
Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

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

REVENUE RECOGNITION
Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2010 and 2009, total deferred service revenue was $11,207 and $12,142, respectively.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 14, 2011, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2010 and 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.  We experienced negative financial results as follows:
	2010	2009
Net loss	$(245,616)	$(319,782)
Negative cash flow from operations	(16,871)	(349,456)
Negative working capital	(1,484,231)	(1,323,355)
Stockholders’ deficit	(1,484,231)	(1,323,355)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments and (3) disposing of certain assets and business (see footnote 3).

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

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

BLUEGATE CORPORATION
TABLE OF CONTENTS
__________

PAGE
____

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           the Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation (“Bluegate”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 14, 2011

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,213	$27,084
Accounts receivable, net	5,361	92,469
Prepaid expenses and other	16,862	41,064
Total current assets	$32,436	$160,617
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,969	$37,036
Accounts payable to related party	139,092	95,764
Accrued liabilities	52,918	40,693
Note payable to related party	1,200,000	1,200,000
Accrued liabilities to related parties	70,481	73,337
Deferred revenue	11,207	12,142
Derivative liabilities	22,000	25,000
Total current liabilities	1,516,667	1,483,972

Commitments and contingencies - Note 10

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2010 and 2009; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2010 and 2009)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 and -0- shares authorized, issued and outstanding at December 31, 2010 and 2009, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2010)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at December 31, 2010 and 2009	26,034	26,034
Additional paid-in capital	22,160,286	22,075,546
Accumulated deficit	(23,670,551)	(23,424,935)
Total stockholders’ deficit	(1,484,231)	(1,323,355)
Total liabilities and stockholders’ deficit	$32,436	$160,617

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,

	2010	2009
Service revenue	$283,219	$351,500
Cost of services	161,768	206,661
Gross profit	121,451	144,839
Selling, general and administrative expenses	285,581	208,220
Compensation expense	-	13,527
Loss from operations	(164,130)	(76,908)
Interest expense	(84,486)	(189,692)
Gain on derivative financial instruments	3,000	59,000
Net loss from continuing operations	(245,616)	(207,600)
Loss from discontinued operations	-	(112,182)
Net loss	$(245,616)	$(319,782)

Basic and diluted earnings income (loss) per share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	(0.00)
Net loss	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2008	26,033,565	$26,034	48	$-	-	$-	$26,240,785	$(27,621,153)	$(1,354,334)

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities							(4,600,000)	4,516,000	(84,000)

Effect of disposition of certain assets and business treated as related parties forgiveness of debt							263,484		263,484

Contribution of capital for employee services and resources							169,000		169,000

Common stock options issued for employee services							2,277		2,277

Net loss								(319,782)	(319,782)
Balance at December 31, 2009	26,033,565	26,034	48	-	-	-	22,075,546	(23,424,935)	(1,323,355)

Preferred stock issued for accrued interest on related party promissory note			-	-	10	-	84,740		84,740

Net loss								(245,616)	(245,616)
Balance at December 31, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,670,551)	$(1,484,231)

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(245,616)	$(319,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	26,492
Common stock options issued for employee services	-	2,277
Derivative gain	(3,000)	(59,000)
Gain on settlement of accounts payable	-	(54,695)
Amortization of debt issuance cost	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	87,108	410,166
Prepaid expenses and other current assets	24,202	(18,566)
Accounts payable and accrued liabilities	(3,842)	(249,748)
Accounts payable to related party	43,328	85,014
Accrued liabilities to related parties	81,884	(28,656)
Deferred revenue	(935)	(162,958)
Net cash used in operating activities	(16,871)	(349,456)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	105,000
Net cash provided by investing activities	-	105,000

Cash flows from financing activities:
Proceeds from related party short term debt	-	180,000
Payments on related party short term debt	-	(88,743)
Contribution of capital for employee services and resources	-	169,000

Net cash provided by financing activities	-	260,257
Net increase (decrease) in cash and cash equivalents	(16,871)	15,801
Cash and cash equivalents at beginning of period	27,084	11,283
Cash and cash equivalents at end of period	$10,213	$27,084

Non Cash Transactions:
Preferred stock issued for accrued interest on related party promissory note	$84,740	$-
Effect of disposition of certain assets and business treated as related parties forgiveness of debt	-	263,484
Derivative liability at January 1, 2009	-	84,000
Supplemental information:
Cash paid for interest	-	183,056
Cash paid for income taxes	-	-

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bluegate Corporation (“Bluegate”  or the “Company") is a Nevada Corporation that consists of the networking service (carrier/circuit) business. It provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Trilliant Technology Group, Inc., (TTG) after elimination of all significant inter-company accounts and transactions. TTG was dissolved on September 28, 2010.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid short-term investments with an original  maturity  of  three  months  or  less  when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not secured. In February 2008, as a result of the transaction described in footnote 6 – notes payable to related party and footnote 8 – stockholders’ deficit, as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, warrants, and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$22,000	—	$22,000

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$25,000	—	$25,000

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

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2010 and 2009, deferred service revenue was $11,207 and $12,142 respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2010 and 2009  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2010 and 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During 2010 and 2009, the Company was unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors.  The Company experienced negative financial results as follows:

	2010	2009
Net loss	$(245,616)	$(319,782)
Negative cash flow from operations	(16,871)	(349,456)
Negative working capital	(1,484,231)	(1,323,355)
Stockholders’ deficit	(1,484,231)	(1,323,355)

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

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2010 Bluegate owes $90,000 for those services. The $90,000 is included in the $139,092 balance under the caption accounts payable to related party on the balance sheet.

       4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2010 and 2009:

	2010	2009
Accounts receivable	$5,409	$94,288
Less allowance for bad debts	(48)	(1,819)
	$5,361	$92,469
5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net balances were zero at December 31, 2010 and 2009.

Depreciation expense for 2010 and 2009 was -0- and $26,492, respectively and is presented in the accompanying consolidated statements of operations as selling, general, and administrative expenses.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

6. NOTE PAYABLE TO RELATED PARTY

Note payable to related party at December 31, 2010 and 2009 is summarized below:	12/31/2010	12/31/2009

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

	$1,200,000	$1,200,000

7. INCOME TAXES

The composition of deferred tax assets at December 31, 2010 and 2009 were as follows:

Deferred tax assets	2010	2009
Benefit from carryforward of net operating loss	$2,161,000	$2,170,000
Less valuation allowance	(2,161,000)	(2,170,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

At December 31, 2010, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,358,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2030. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 8 - Series C Preferred Stock).

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

8. STOCKHOLDERS’ DEFICIT

SERIES C PREFERRED STOCK

In June 2007, Bluegate's board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes.

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

In accordance with ASC 470-20, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Bluegate has determined that the Series C shares issued had an aggregate beneficial conversion feature of $500,000 as of the date of issuance, resulting in a total discount of $600,000. Bluegate recorded this beneficial conversion feature as a deemed dividend upon issuance.

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

SERIES D PREFERRED STOCK

In May 2010, Bluegate’s board of directors approved the issuance of 10 shares of Series D voting convertible non-redeemable preferred stock with a par value of $.001 per share and a liquidation value of $8,725 per share.  Each share of Series D convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 250,000 shares of common stock. Each share of preferred stock has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 3,750,000 votes per share of preferred stock. The 10 shares of preferred stock will have an aggregate of 37,500,000 million votes.

On May 22, 2010, we sold 10 shares of Series D preferred stock to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco by modifying the existing Promissory Note and Security Agreement as follows: (1) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (2) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect). See footnote 6.

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

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2010, 1,132,685 shares of common stock have been granted.

During 2010 and 2009, Bluegate used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 202% to 260%; risk-free interest rates of 5.0%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Bluegate uses the simplified method of calculating expected term as described in ASC 718.

 BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________
SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2009	9,783,597	$0.40
Granted	50,000	0.10
Outstanding at January 1, 2010	9,833,597	0.39
Forfeited	(2,928,164)	0.42
Outstanding and exercisable at December 31, 2010	6,905,433	0.38	0.84

The weighted average grant date fair value of options granted during the year 2009 was $0.04. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2010.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

50,000	50,000	0	0.34 - 1.00	March 2006
5,000	5,000	0 - 1	0.34 - 1.00	May 2006
50,000	50,000	0 - 1	0.34	June 2006
75,000	75,000	0 - 1	0.34 - 0.75	July 2006
925,000	925,000	0 - 1	0.34 - 0.62	August 2006
394,266	394,266	0 - 1	0.34 - 0.80	September 2006
169,583	169,583	0 - 1	0.34 - 0.80	October 2006
1,619,583	1,619,583	0 - 1	0.34 - 0.80	November 2006
219,583	219,583	0 - 1	0.34 - 0.80	December 2006
271,666	271,666	0 - 1	0.34 - 0.80	January 2007
367,916	367,916	0 - 2	0.34 - 0.80	February 2007
492,916	492,916	0 - 2	0.34 - 0.80	March 2007
342,916	342,916	0 - 2	0.34 - 0.80	April 2007
237,083	237,083	0 - 2	0.34 - 0.80	May 2007
302,083	302,083	0 - 2	0.34 - 0.80	June 2007
132,916	132,916	0 - 2	0.34 - 0.80	July 2007
120,833	120,833	0 - 2	0.34 - 0.74	August 2007
60,833	60,833	0 - 2	0.19 - 0.74	September 2007
46,666	46,666	0 - 2	0.34	October 2007
47,083	47,083	0 - 2	0.25 - 0.34	November 2007
589,083	589,083	0 - 2	0.17 - 0.34	December 2007
50,833	50,833	0 - 2	0.25 - 0.34	January 2008
89,583	89,583	0 - 2	0.25 - 0.34	February 2008
39,583	39,583	0 - 2	0.25 - 0.34	March 2008
39,583	39,583	0 - 2	0.25 - 0.34	April 2008
13,750	13,750	0 - 2	0.25 - 0.34	May 2008
13,750	13,750	0 - 2	0.25 - 0.34	June 2008
11,250	11,250	0 - 2	0.25 - 0.34	July 2008
11,258	11,258	0 - 2	0.25 - 0.34	August 2008
2,917	2,917	1 - 2	0.25 - 0.34	September 2008
2,917	2,917	1 - 2	0.25 - 0.34	October 2008
27,917	27,917	1 - 2	0.03 - 0.34	November 2008
27,921	27,921	1 - 2	0.03 - 0.35	December 2008
417	417	2	0.25	January 2009
417	417	2	0.25	February 2009
50,417	50,417	2	0.10 - 0.25	March 2009
417	417	2	0.25	April 2009
417	417	2	0.25	May 2009
417	417	2	0.25	June 2009
417	417	2	0.25	July 2009
417	417	2	0.25	August 2009
417	417	2	0.25	September 2009
409	409	2	0.25	October 2009
6,905,433	6,905,433

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
Outstanding at January 1, 2009	17,521,550	0.03 - 5.00	0.30
Forfeited	(83,750)	1.00	1.00
Outstanding at January 1, 2010	17,437,800	0.03 - 1.00	0.30
Forfeited	(1,196,667)	0.03 - 0.50	0.17
Outstanding and Exercisable at December 31, 2010	16,241,133	0.03 - 1.00	0.31	1.20

There was no aggregate intrinsic value of the warrants at December 31, 2010.

NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)
100,000	100,000	January 2011	1	0.17
40,000	40,000	January 2011	1	1.00
193,333	193,333	February 2011	1	0.75
96,667	96,667	February 2011	1	1.00
80,000	80,000	March 2011	1	0.75
40,000	40,000	March 2011	1	1.00
349,866	349,866	May 2011	1	0.03
160,000	160,000	May 2011	1	0.75
80,000	80,000	May 2011	1	1.00
216,667	216,667	June 2011	1	0.75
108,333	108,333	June 2011	1	1.00
120,000	120,000	July 2011	1	0.75
60,000	60,000	July 2011	1	1.00
358,267	358,267	July 2011	1	0.03
270,000	270,000	August 2011	1	0.75
135,000	135,000	August 2011	1	1.00
210,000	210,000	August 2011	1	0.17
420,000	420,000	September 2011	1	0.75
210,000	210,000	September 2011	1	1.00
60,000	60,000	September 2011	1	0.17
340,000	340,000	October 2011	1	0.75
170,000	170,000	October 2011	1	1.00
120,000	120,000	October 2011	1	0.17
1,174,000	1,174,000	November 2011	1	0.75
594,000	594,000	November 2011	1	1.00
300,000	300,000	November 2011	1	0.03
120,000	120,000	December 2011	1	0.75
60,000	60,000	December 2011	1	1.00
290,000	290,000	February 2012	2	0.75
145,000	145,000	February 2012	2	1.00
300,000	300,000	February 2012	2	0.03
200,000	200,000	March 2012	2	0.75
100,000	100,000	March 2012	2	1.00
300,000	300,000	March 2012	2	0.03
60,000	60,000	May 2012	2	0.75
30,000	30,000	May 2012	2	1.00
6,000,000	6,000,000	June 2012	2	0.03
1,500,000	1,500,000	July 2012	2	0.03
130,000	130,000	January 2013	3	0.17
1,000,000	1,000,000	February 2013	3	0.03
16,241,133	16,241,133

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

EQUITY TRANSACTIONS

As of December 31, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 16,241,133 warrants; (iii) 6,905,433 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 50,630,131 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 630,131 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 650,000 shares.

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

9. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $22,000 at December 31, 2010. The $3,000 change in fair value from 2009 is reported in our consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company operates from leased office space under an operating lease that was to expire in November 2013 at approximately $9,000 a month. Effective July 1, 2010, the Company renegotiated its lease agreement with the landlord to: (a) reduce the monthly rent to $4,000; (b) a termination date of December 31, 2010; and (c) agree that the landlord and tenant each have the right to cancel the lease with a thirty day written notice. Effective January 1, 2011, we are paying $4,000 month-to-month.

Effective July 1 through December 31, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. As of December 31, 2010, Bluegate was owed $24,000 in rent payments from the Sperco entities which reduced rent expense and the accounts payable to related party for that period.

The net rent expense incurred under the operating lease was $54,478 and $105,705 for 2010 and 2009, respectively.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Contingencies

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of December 31, 2010, we have recorded $30,000 under the caption “accrued liabilities” on the balance sheet and $30,000 under the caption “selling, general and administrative expenses” on the consolidated statement of operations.

In November 2010, Bluegate Corporation filed a lawsuit against Electronic Medical Resources, LLC, ET. AL (“EMR”); In the C.C.C.L. No. 3 Harris County, Texas. We filed this lawsuit claiming breach of contract for services provided. In January 2011, the defendants filed a counterclaim. We believed the counterclaim was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, all parties to both lawsuits executed a compromise settlement agreement and joint and mutual release with no amounts due to or from any party.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company engaged in related party transactions as follows:

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

As of December 31, 2010 and 2009, the Company owed $1,200,000.

During 2010 and 2009, the Company incurred interest expense on the related party note payable debt of $84,486 and $187,808, respectively. At December 31, 2010 and 2009, $26,562 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $70,481 and $73,337, respectively on the balance sheet.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. During 2010 and 2009 the Company incurred -0- and $18,250, respectively of consulting services from STG. At December 31, 2010 and 2009 there were no amounts owed to STG. During 2010 and 2009, the Company incurred interest expense on the related party accounts payable debt to STG of -0- and $18, respectively.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2010 and 2009, $73,092 and $95,764, respectively is payable to Sperco, LLC and included under the caption accounts payable to related party on the balance sheet. Additionally the agreement provided for Sperco, LLC to contract the services of Bluegate employees and resources from November 8, 2009 through December 31, 2009 for $169,000 and the $169,000 was treated as an increase to Additional paid-in capital. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2010 Bluegate owed $90,000 for those services and they are included under the caption accounts payable to related party on the balance sheet.

Effective July 1 through December 31, 2010 Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. As of December 31, 2010, the Sperco entities owed $24,000 in rent payments to Bluegate and the $24,000 is included as an offset and included under the caption accounts payable to related party totaling $139,092 on the balance sheet.

Accrued liabilities to related parties: As of December 31, 2010 and 2009, $37,916 of fees accrued to Board of Director member Stephen Sperco - $17,499 and former Board of Director member Dale Geary - $20,417 are included under the caption accrued liabilities to related parties totaling $70,481 and $73,337, respectively on the balance sheet.

As of December 31, 2010 and 2009, $6,000 of accrued vehicle allowances to Stephen Sperco is included under the caption accrued liabilities to related parties totaling $70,481 and $73,337, respectively, on the balance sheet.

Office space: In May 2006 there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS effective November 7, 2009, MS agreed to vacate the Company’s offices on or prior to February 28, 2010.  See Disposition of Certain Assets and Business footnote 3.

12. CUSTOMERS AND VENDORS
Major Customers.  During 2010, our top five customers accounted for 21% of our service revenue and no single customer accounted for more than 6% of service revenue.

Major Vendors. During 2010, our top five vendors accounted for 94% of our purchases and no single vendor accounted for more than 50% of purchases.

13. SUBSEQUENT EVENTS
On February 28, 2011, Bluegate borrowed $30,000 from SAIC to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee.

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

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2010, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Stephen Sperco (a)	57	Director/Chief Executive Officer/President

Manfred Sternberg (b)	51	Former Director/Chief Strategy Officer

William Koehler (c)	45	Former Director/President

Charles Leibold (d)	61	Director/Chief Financial Officer

Dale Geary (e)	53	Former Director

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

BOARD OF DIRECTORS MEETINGS.
During the fiscal year ended December 31, 2010, the Board of Directors held three meetings which were attended by all members.

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

COMPENSATION COMMITTEE.
In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2010.

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

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

                                                                              SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation (6) ($)	Total ($)
Stephen Sperco (1)	2010	-	-	-
CEO (PEO), President/Director	2009	6,000	2,499	8,499

Manfred Sternberg (2)	2010	-	-	-
Former Chief Strategy Officer/ Director	2009	14,000	2,499	16,499

William Koehler (3)	2010	-	-	-
Former President/Director	2009	6,000	2,499	8,499

Charles Leibold (4)	2010	-	-	-
CFO (PFO), Secretary/Director	2009	142,325	2,625	144,950

Larry Walker (5)	2010	-	-	-
Former President of Trilliant Technology Group, Inc.	2009	82,292	-	82,292
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

(4) In January 2006, Charles Leibold was hired as the Company’s Controller and in June 2006, we entered into a two year employment agreement with him to serve as our Chief Financial Officer at an annual base salary of $140,000 with a monthly vehicle transportation allowance of $750. In January 2007, Mr. Leibold’s annual salary was increased to $147,000 and in May 2008, his employment agreement expired. Effective April 16, 2009, Mr. Leibold’s annual base salary was reduced to $140,400 and he no longer received a vehicle transportation allowance. Effective January 1, 2010, Mr. Leibold's annual base salary was further reduced to -0-.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2010

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Stephen Sperco	50,000	(1)	0.03	12/31/2011

Manfred Sternberg	1,500,000	(2)	0.34	11/28/2011
	600,000	(3)	0.34	11/28/2011
	100,000	(4)	0.17	12/31/2012
	2,200,000

William Koehler	1,200,000	(5)	0.34	8/1/2011
	100,000	(4)	0.17	12/31/2012
	1,300,000

Charles Leibold	600,000	(6)	0.34	6/1/2011
	100,000	(4)	0.17	12/31/2012
	700,000

Larry Walker	340,000	(7)	0.34	6/1/2011
	100,000	(4)	0.17	12/31/2012
	440,000

Note	Grant Date	Incremental Vesting Dates
(1)	12/31/2006	25,000	vested monthly from 11/08 through 12/08
(2)	11/28/2006	1,500,000	vested 11/28/06
(3)	11/28/2006	100,000	vested monthly from 12/06 through 5/07
(4)	12/31/2007	100,000	vested 12/31/07
(5)	8/1/2006	600,000	vested on 8/1/06; 50,000 monthly from 9/06 through 8/07
(6)	6/1/2006	50,000	vested 6/1/06; 25,000 monthly from 7/06 through 4/08
(7)	8/1/2006	100,000	vested 8/1/06; 20,000 monthly from 9/06 through 8/07

DIRECTOR COMPENSATION
There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 10, 2011 which was 26,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	SAI Corporation	15,670,250	(2)	44.3%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601

Common Stock	Manfred Sternberg	3,903,868	(3)	15.0%
	1110 Guinea Drive
	Houston, Texas 77055

Common Stock	William Koehler	2,735,117	(4)	10.5%
	1602 Lynnview Drive
	Houston, Texas 77055

Common Stock	Robert Davis	1,779,228	(5)	6.8%
	105 W. Santa Rosa
	Victoria, Texas 77901

Common Stock	Charles Leibold	850,000	(6)	3.2%
	701 N. Post Oak, Suite 600
	Houston, Texas 77024

All executive officers and directors - 2 persons		16,520,250	(7)	46.2%

(1) The percentage of beneficial ownership of Common Stock is based on 26,033,565 shares of Common Stock outstanding as of March 10, 2011 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2) Of the 15,670,250 shares beneficially owned by SAI Corporation (“SAIC”), (SAIC is controlled by Mr. Stephen J. Sperco, our CEO and President): (i) 6,370,250 are common shares owned directly by SAIC, (ii) 7,850,000 are common shares issuable upon the exercise of options and warrants, and (iii) 1,450,000 are common shares issuable upon the conversion of preferred shares.

In June 2007 the board of directors approved the issuance of 48 shares of Series C voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $12,500 per share. Each share of Series C convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 1,200,000 shares of common stock. Each share of preferred stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 375,000 votes per share of preferred stock. The 48 shares of preferred stock will have an aggregate of 18 million votes. Effective June 28, 2007, we sold 8 shares of Series C preferred stock for $100,000 in cash to SAIC. We also granted to SAIC warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. On the same day we sold 40 shares of Series C preferred stock for $500,000 in cash to Stephen Sperco. We also granted to Stephen Sperco warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.17 per share expiring in June 2012. The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us. Bluegate’s net tangible book value (deficit) per share was ($0.13) prior to the investment in the preferred stock by Mr. Sperco and SAIC on June 28, 2007. After the $600,000 cash investment and assuming that Mr. Sperco and SAIC converted all of the 48 shares of preferred stock into 1,200,000 shares of common stock and exercised all of the 7,200,000 warrants at $0.17 per share resulting in $1,020,000 proceeds to Bluegate, Bluegate’s net tangible book value (deficit) per share would have been reduced to ($0.01).

In May 2010 the board of directors approved the issuance of 10 shares of Series D voting convertible non-redeemable preferred stock with a par value of $0.001 per share and a liquidation value of $8,725 per share. Each share of Series D convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 250,000 shares of common stock. Each share of preferred stock has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 3,750,000 votes per share of preferred stock. The 10 shares of preferred stock will have an aggregate of 37,500,000 votes. The Preferred Stock votes along with the common stock on all matters requiring a vote of shareholders and the Preferred Stock is not redeemable by us. Effective May 22, 2010, we sold 10 shares of Series D Preferred Stock to SAIC. SAIC agreed to grant a concession to the Company for the purchase of the 10 shares of a newly created Series D Convertible non-Redeemable Preferred Stock, par value $.001, by modifying the existing Promissory Note and Security Agreement as follows: (1) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (2) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect).

In February 2011, SAIC acquired all of Mr. Sperco’s stock, options, warrants and common shares issuable upon the conversion of preferred shares.

As a result of SAIC’s purchase of Series C and Series D Preferred Stock, and SAIC’s previously and subsequently acquired stock, options and warrants, SAIC beneficially owns 44% of our common stock without taking into account the super voting power of the Preferred Stock, and 78% when taking into account the super voting power of the Preferred Stock.

(3) Of the 3,903,868 shares beneficially owned by Mr. Sternberg: (i) 3,220,279 are common shares owned directly by Mr. Sternberg, and (ii) 683,589 are common shares owned indirectly by Mr. Sternberg.

(4) The 2,735,117 shares beneficially owned by Mr. Koehler are common shares owned directly by Mr. Koehler.

(5) Of the 1,779,228 shares beneficially owned by Mr. Davis: (i) 35,023 are common shares owned directly by Mr. Davis, (ii) 1,546,205 are common shares owned indirectly by Mr. Davis, and (iii) 198,000 are common shares issuable upon the exercise of options and warrants.

(6) Of the 850,000 shares beneficially owned by Mr. Leibold: (i) 150,000 are common shares owned directly by Mr. Leibold, and (ii) 700,000 shares are common shares issuable upon the exercise of options.

(7) Includes shares, options, warrants and preferred convertible shares owned by these persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2010 and 2009, the Company engaged in related party transactions as follows:

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

As of December 31, 2010 and 2009, the Company owed $1,200,000. During 2010 and 2009, the Company incurred interest expense on the related party note payable debt of $84,486 and $187,808, respectively. At December 31, 2010 and 2009, $26,562 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $70, 481 and $73,337, respectively on the balance sheet.

Unsecured notes payable: During 2006, the Company entered into a line of credit agreement with Manfred Sternberg ("MS"), former Chief Strategy Officer and William Koehler ("WK"), former President and COO, for Bluegate to borrow up to $500,000 from each of them. As of October 31, 2009 the Company had borrowed $34,451 and $34,628 from MS and WK, respectively.

The notes were due upon demand and during the year ended December 31, 2009, the Company incurred interest expense on the related party notes payable debt of $10,176.

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

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. During 2010 and 2009 the Company incurred -0- and $18,250, respectively of consulting services from STG. At December 31, 2010 and 2009 there were no amounts owed to STG. During 2010 and 2009, the Company incurred interest expense on the related party accounts payable debt to STG of -0- and $18, respectively.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2010 and 2009, $73,092 and $95,764, respectively is payable to Sperco, LLC and included under the caption accounts payable to related party on the balance sheet. Additionally the agreement provided for Sperco, LLC to contract the services of Bluegate employees and resources from November 8, 2009 through December 31, 2009 for $169,000 and the $169,000 was treated as an increase to Additional paid-in capital. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2010 Bluegate owed $90,000 for those services and they are included under the caption accounts payable to related party on the balance sheet.

Effective July 1 through December 31, 2010 Sperco entities, agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. As of December 31, 2010, the Sperco entities owed $24,000 in rent payments to Bluegate and the $24,000 is included as an offset and included under the caption accounts payable to related party totaling $139,092 on the balance sheet.

Accrued liabilities to related parties: As of December 31, 2010 and 2009, $37,916 of fees accrued to Board of Director member Stephen Sperco - $17,499 and former Board of Director member Dale Geary - $20,417 are included under the caption accrued liabilities to related parties totaling $70,481 and $73,337, respectively on the balance sheet.

As of December 31, 2010 and 2009, $6,000 of accrued vehicle allowances to Stephen Sperco is included under the caption accrued liabilities to related parties totaling $70,481 and $73,337, respectively, on the balance sheet.

As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS and WK effective November 7, 2009, accrued directors’ fees of $22,499 and accrued vehicle allowances of $6,000 to MS and accrued directors’ fees of $22,499 and accrued vehicle allowances of $6,000 to WK were eliminated. See Disposition of Certain Assets and Business footnote 3.

Office space: In May 2006 there was an agreement that Manfred Sternberg & Associates may occupy space and use the services of our offices for the term that the Company holds a lease on the property. As a result of the Company entering into a Separation Agreement and Mutual Release in Full of all claims with MS effective November 7, 2009, MS agreed to vacate the Company’s offices on or prior to February 28, 2010.  See Disposition of Certain Assets and Business footnote 3.

During the year ended December 31, 2010, the Company engaged in equity transactions as follows:
In May 2010, Bluegate’s board of directors approved the issuance of 10 shares of Series D voting convertible non-redeemable preferred stock with a par value of $.001 per share and a liquidation value of $8,725 per share.  Each share of Series D convertible preferred stock may be converted, at the option of the shareholder, into 25,000 shares of common stock or a total of 250,000 shares of common stock. Each share of preferred stock has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 3,750,000 votes per share of preferred stock. The 10 shares of preferred stock will have an aggregate of 37,500,000 million votes. On May 22, 2010, we sold 10 shares of Series D preferred stock to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco by modifying the existing Promissory Note and Security Agreement as follows: (1) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (2) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect). See footnote 6.

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

As of December 31, 2010, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 16,241,133 warrants; (iii) 6,905,433 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 50,630,131 shares of common stock. However, the company currently has only 50,000,000 shares of common stock authorized by our Articles of Incorporation. If all of the holders of warrants, options, convertible debt and preferred stock requested to exercise or convert all of the warrants, options, convertible debt and preferred stock, we would be unable to accommodate 630,131 shares of common stock in those requests. The company could have liability in the future if an option holder, warrant holder, preferred stock holder or holder of convertible debt desires to exercise or convert but cannot because we do not have enough unissued common stock available for issuance. However, the following individual or entities have waived their reservation of common stock underlying options and warrants until such time that the board of directors deems the waiver is not necessary as follows: Stephen Sperco and related entities - 650,000 shares.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our consolidated financial statements for the years ended December 31, 2010 and 2009.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2010 and 2009 were as follows:

2010	2009
$26,000	$47,372

2. TAX FEES.

Our tax return fees for the years ended December 31, 2010 and 2009 were as follows:

2010	2009
$5,830	$3,750

3. ALL OTHER FEES.

2010	2009
$1,800	$1,500

For the two years ended December 31, 2010, we were billed for work performed regarding the review of our S-1 registration statement.

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

BLUEGATE CORPORATION

March 14, 2011	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2011	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

March 14, 2011	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO