Form 10-Q
period 2011-04-20
BLUEGATE CORP
filed 2011-04-20
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of April 19, 2011.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS UNAUDITED

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$14,985	$10,213
Accounts receivable, net	7,131	5,361
Prepaid expenses and other	14,353	16,862
Total current assets	$36,469	$32,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,444	$20,969
Accounts payable to related party	183,352	139,092
Accrued liabilities	20,489	52,918
Note payable to related party	1,230,000	1,200,000
Accrued liabilities to related parties	135,259	70,481
Deferred revenue	11,665	11,207
Derivative liabilities	35,000	22,000
Total current liabilities	1,640,209	1,516,667

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2011)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2011)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at March 31, 2011 and December 31, 2010	26,034	26,034
Additional paid-in capital	22,160,286	22,160,286
Accumulated deficit	(23,790,060)	(23,670,551)
Total stockholders’ deficit	(1,603,740)	(1,484,231)
Total liabilities and stockholders’ deficit	$36,469	$32,436

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
UNAUDITED

	2011	2010
Service revenue	$75,051	$78,414
Cost of services	39,652	45,228
Gross profit	35,399	33,186
Selling, general and administrative expenses	77,130	53,304
Loss from operations	(41,731)	(20,118)
Interest expense	(64,778)	(38,842)
Loss on derivative financial instruments	(13,000)	(151,000)
Net loss	$(119,509)	$(209,960)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2011 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,670,551)	$(1,484,231)
Net loss								(119,509)	(119,509)
Balance at March 31, 2011	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,790,060)	$(1,603,740)

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
UNAUDITED

	2011	2010
Cash flows from operating activities:
Net loss	$(119,509)	$(209,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Derivative loss	13,000	151,000
Changes in operating assets and liabilities:
Accounts receivable	(1,770)	86,575
Prepaid expenses and other current assets	2,509	8,708
Accounts payable and accrued liabilities	(28,954)	(30,097)
Accounts payable to related party	44,260	(37,854)
Accrued liabilities to related parties	64,778	36,240
Deferred revenue	458	(2,642)
Net cash (used in) provided by operating activities	(25,228)	1,970
Cash flows from financing activities:
Proceeds from related party short term debt	30,000	-
Net cash provided by financing activities	30,000	-
Net increase in cash and cash equivalents	4,772	1,970
Cash and cash equivalents at beginning of period	10,213	27,084
Cash and cash equivalents at end of period	$14,985	$29,054

Supplemental information: Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to consolidated financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	$35,000	—	$35,000

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

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2011, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of March 31, 2011 Bluegate owes $135,000 for those services. The $135,000 is included in the $183,352 balance under the caption accounts payable to related party on the balance sheet.

4. NOTE PAYABLE TO RELATED PARTY
Note payable at March 31, 2011 and December 31, 2010 are summarized below:	3/31/2011	12/31/2010
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
	$1,230,000	$1,200,000

5. ACCRUED LIABILITIES TO RELATED PARTIES

As of March 31, 2011 and December 31, 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $135,259 and $70,481, respectively on the balance sheet. As of March 31, 2011 and December 31, 2010, accrued interest on the note payable to related party of $91,340 and $26,562, respectively are included under the caption accrued liabilities to related parties totaling $135,259 and $70,481, respectively on the balance sheet.

6. EQUITY TRANSACTIONS

As of March 31, 2011, the company has outstanding: (i) 26,033,565 shares of common stock; (ii) 13,576,133 warrants; (iii) 3,033,833 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 44,093,531 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

7. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $35,000 at March 31, 2011. The $13,000 change in fair value from 2010 is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

8. COMMITMENTS AND CONTINGENCIES

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

Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. For the quarter ended March 31, 2011, $12,000 was recorded as a reduction in rent expense and accounts payable to related party.

Contingencies

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of March 31, 2011, we have paid $23,000 to the Trustee and have recorded $7,000 under the caption “accrued liabilities” on the balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2011 and for the three months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2010.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 14, 2011 (included in our annual report on Form 10-K for the year ended December 31, 2010), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2011 and the year ended December 31, 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2011 and 2010, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(119,509)	$(209,960)
Positive (negative) cash flow from operations	(25,228)	1,970
Negative working capital	(1,603,740)	(1,533,315)
Stockholders’ deficit	(1,603,740)	(1,533,315)

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

RESULTS OF OPERATIONS
	Three Months Ended March 31,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$75,051	$78,414	$106,445	$(3,363)	$(28,031)
Cost of services	39,652	45,228	54,248	(5,576)	(9,020)
Gross profit	35,399	33,186	52,197	2,213	(19,011)
Selling, general and administrative expenses	77,130	53,304	30,359	23,826	22,945
Compensation expense	-	-	13,169	-	(13,169)
Income (loss) from operations	(41,731)	(20,118)	8,669	21,613	28,787
Interest expense	(64,778)	(38,842)	(64,034)	25,936	(25,192)
Loss on derivative financial instruments	(13,000)	(151,000)	(91,000)	(138,000)	60,000
Net loss from continuing operations	(119,509)	(209,960)	(146,365)	(90,451)	63,595
Gain from discontinued operations	-	-	4,742	-	(4,742)
Net loss	$(119,509)	$(209,960)	$(141,623)	$(90,451)	$68,337

Service Revenue.
The decrease in Service Revenue of $28,031 from 2009 to 2010 and $3,363 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $9,020 from 2009 to 2010 and $5,576 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $19,011 from 2009 to 2010 and increased $2,213 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue decreased from 47% in 2009 to 42% in 2010 and increased to 47% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The increase in SG&A of $22,945 from 2009 to 2010 is due primarily to: (1) a $10,000 increase related to professional fees and corporate franchise taxes; and (2) no miscellaneous income. The increase of $23,826 from 2010 to 2011 is due primarily to: (1) a $45,000 increase to Sperco, LLC for providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed; and (2) partially offset by a $26,426 reduction in rent expense, as a result of: (i) the Company renegotiating its lease agreement with the landlord to reduce the monthly rent to $4,000, and (ii) the Sperco entities agreeing to pay $4,000 a month for office space and associated services to Bluegate for the Sperco entities.

Compensation Expense.
The decrease in Compensation Expense of $13,169 from 2009 to 2010 is principally due to the elimination of the board of directors’ fees.

Interest Expense.
The decrease in Interest Expense of $25,192 from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009. The increase of 25,936 from 2010 to 2011 was due to the resumption of interest on the secured note payable for a full quarter in 2011 as compared to a partial quarter in 2010.

Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $35,000 and $176,000 at March 31, 2011 and 2010, respectively. The $13,000 and $151,000 change in fair value is reported in our consolidated statement of operations as a loss on derivative financial instruments as of March 31, 2011 and 2010, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations increased $63,595 from 2009 to 2010 and decreased $90,451 from 2010 to 2011 due to the items described above.

Gain From Discontinued Operations.
The decrease in the Gain From Discontinued Operations of $4,742 from 2009 to 2010 was a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss increased $68,337 from 2009 to 2010 and decreased $90,451 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended March 31,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash provided by (used in) operating activities	$(25,228)	$1,970	$(111,835)	$(27,198)	$113,805
Net cash provided by financing activities	30,000	-	180,000	30,000	(180,000)
Net increase in cash	$4,772	$1,970	$68,165	$2,802	$(66,195)

Cash balance at end of period	$14,985	$29,054	$79,448

Operating Activities.
The increase of $113,805 in cash provided by operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The decrease of $27,198 from 2010 to 2011 is primarily due to the $23,000 payment to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee.

Financing Activities.
The decrease of $180,000 in cash provided by financing activities from 2009 to 2010 is due to a decrease in related party short term debt. The increase of $30,000 from 2010 to 2011 is due to an increase in related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2011, our cash and cash equivalents were $14,985; total current assets were $36,469, total current liabilities were $1,640,209 and total stockholders’ deficit was $1,603,740.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of March 31, 2011, we have paid $23,000 to the Trustee and have recorded $7,000 under the caption “accrued liabilities” on the balance sheet.

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

Bluegate Corporation

Date:	April 20, 2011	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	April 20, 2011	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2