Form 10-Q
period 2011-06-30
BLUEGATE CORP
filed 2011-07-21
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of July 20, 2011.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS UNAUDITED

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,709	$10,213
Accounts receivable, net	5,348	5,361
Prepaid expenses and other	10,589	16,862
Total current assets	$23,646	$32,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,332	$20,969
Accounts payable to related party	219,896	139,092
Accrued liabilities	9,741	52,918
Note payable to related party	1,230,000	1,200,000
Accrued liabilities to related parties	211,257	70,481
Deferred revenue	12,055	11,207
Derivative liabilities	38,000	22,000
Total current liabilities	1,754,281	1,516,667

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2011)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2011)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at June 30, 2011 and December 31, 2010	26,034	26,034
Additional paid-in capital	22,160,286	22,160,286
Accumulated deficit	(23,916,955)	(23,670,551)
Total stockholders’ deficit	(1,730,635)	(1,484,231)
Total liabilities and stockholders’ deficit	$23,646	$32,436

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Service revenue	$71,113	$71,009	$146,164	$149,423
Cost of services	37,195	40,335	76,847	85,563
Gross profit	33,918	30,674	69,317	63,860
Selling, general and administrative expenses	81,814	61,655	158,944	114,959
Loss from operations	(47,896)	(30,981)	(89,627)	(51,099)
Interest expense	(75,999)	(45,644)	(140,777)	(84,486)
Gain (loss) on derivative financial instruments	(3,000)	156,000	(16,000)	5,000
Net income (loss)	$(126,895)	$79,375	$(246,404)	$(130,585)

Net income (loss) per share – basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565	26,033,565	26,033,565

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2011 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,670,551)	$(1,484,231)
Net loss								(246,404)	(246,404)
Balance at June 30, 2011	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,916,955)	$(1,730,635)

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
UNAUDITED

	2011	2010
Cash flows from operating activities:

Net loss	$(246,404)	$(130,585)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Derivative (gain) loss	16,000	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	13	89,166
Prepaid expenses and other current assets	6,273	17,415
Accounts payable and accrued liabilities	(30,814)	(40,794)
Accounts payable to related party	80,804	(4,089)
Accrued liabilities to related parties	140,776	81,884
Deferred revenue	848	(4,847)
Net cash (used in) provided by operating activities	(32,504)	3,150
Cash flows from financing activities:
Proceeds from related party short term debt	30,000	-
Net cash provided by financing activities	30,000	-
Net (decrease) increase in cash and cash equivalents	(2,504)	3,150
Cash and cash equivalents at beginning of period	10,213	27,084
Cash and cash equivalents at end of period	$7,709	$30,234
Non Cash Transactions:

Preferred stock issued for accrued interest on related party promissory note	$-	$84,740
Supplemental information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Bluegate Corporation (“we”, “our”, “Bluegate” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Embedded derivatives	-	-	$38,000	$38,000

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company’s pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2011, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. DISPOSITION OF CERTAIN ASSETS AND BUSINESS AND ACCOUNTS PAYABLE TO RELATED PARTY

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

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of June 30, 2011 Bluegate owes $180,000 for those services. The $180,000 is included in the $219,896 balance under the caption accounts payable to related party on the balance sheet.

4. NOTE PAYABLE TO RELATED PARTY
Note payable at June 30, 2011 and December 31, 2010 are summarized below:	6/30/2011	12/31/2010
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

5. ACCRUED LIABILITIES TO RELATED PARTIES

As of June 30, 2011 and December 31, 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $211,257 and $70,481, respectively on the balance sheet. As of June 30, 2011 and December 31, 2010, accrued interest on the note payable to related party of $167,341 and $26,562, respectively are included under the caption accrued liabilities to related parties totaling $211,257 and $70,481, respectively on the balance sheet.

6. EQUITY TRANSACTIONS

As of June 30, 2011, the Company has outstanding: (i) 26,033,565 shares of common stock; (ii) 12,661,267 warrants; (iii) 2,428,833 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 42,573,665 shares of common stock. The Company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

7. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $38,000 at June 30, 2011. The $16,000 change in fair value from 2010 is reported in our consolidated statement of operations as a loss on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

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

Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. For the six months ended June 30, 2011, $24,000 was recorded as a reduction in rent expense and accounts payable to related party.

Contingencies

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of June 30, 2011, we have paid $26,000 to the Trustee and have recorded $4,000 under the caption “accrued liabilities” on the balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and for the six months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2010.

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

During the six months ended June 30, 2011 and the year ended December 31, 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the six months ended June 30, 2011 and 2010, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2011		2010
Net loss	$	(246,404)	$(130,585)
Positive (negative) cash flow from operations		(32,504)	3,150
Negative working capital		(1,730,635)	(1,369,200)
Stockholders’ deficit		(1,730,635)	(1,369,200)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

	Three Months Ended June 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$71,113	$71,009	$81,810	$104	$(10,801)
Cost of services	37,195	40,335	54,551	(3,140)	(14,216)
Gross profit	33,918	30,674	27,259	3,244	3,415
Selling, general and administrative expenses	81,814	61,655	13,918	20,159	47,737
Compensation expense	-	-	300	-	(300)
Income (loss) from operations	(47,896)	(30,981)	13,041	(16,915)	(44,022)
Interest expense	(75,999)	(45,644)	(49,171)	30,355	(3,527)
Gain (loss) on derivative financial instruments	(3,000)	156,000	87,000	(159,000)	69,000
Net income (loss) from continuing operations	(126,895)	79,375	50,870	(206,270)	28,505
Gain from discontinued operations	-	-	49,652	-	(49,652)
Net income (loss)	$(126,895)	$79,375	$100,522	$(206,270)	$(21,147)

Service Revenue.
The decrease in Service Revenue of $10,801 from 2009 to 2010 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis. The increase in Service Revenue of $104 from 2010 to 2011 is insignificant.

Cost of Services.
The net decrease in Cost of Services of $14,216 from 2009 to 2010 and $3,140 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit increased $3,415 from 2009 to 2010 and $3,244 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue increased from 33% in 2009 to 43% in 2010 and 48% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $47,737 increase in SG&A from 2009 to 2010 is due primarily to the absence of $54,768 of miscellaneous income recorded in 2009.  The $20,159 increase in SG&A from 2010 to 2011 is related to the following. (1) Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $45,000 for the three months ended June 30,2011. The $45,000 increase was partially offset by (2) Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to zero for the three months ended June 30, 2011 as compared to approximately $26,000 of rent expense recorded for the three months ended June 30, 2010.

Compensation Expense.
The decrease in Compensation Expense of $300 from 2009 to 2010 was insignificant.

Interest Expense.
The decrease of $3,527 in Interest Expense from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable to related party as a result of the disposition of certain assets and business effective November 7, 2009. The increase in Interest Expense of $30,355 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for 90 days in 2011 as compared to 52 days in 2010.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $38,000 and $22,000 at June 30, 2011 and 2010, respectively. The $159,000 and $69,000 change in fair value for the three months is reported in our consolidated statement of operations as a loss and gain on derivative financial instruments as of June 30, 2011 and 2010, respectively.

Net Income from Continuing Operations.
The Net Income from Continuing Operations increased $28,505 from 2009 to 2010 and decreased $206,270 from 2010 to 2011 due to the items described above.

Gain From Discontinued Operations.
The decrease in the Gain From Discontinued Operations of $49,652 from 2009 to 2010 was a result of the disposition of certain assets and business effective November 7, 2009.

Net Income.
The Net Income decreased $21,147 from 2009 to 2010 and decreased $206,270 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended June 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash provided by (used in) operating activities	$(7,276)	$1,180	$(45,434)	$(8,456)	$46,614
Net cash (used in) investing activities	-	-	-	-	-
Net cash (used in) financing activities	-	-	-	-	-
Net increase (decrease) in cash	$(7,276)	$1,180	$(45,434)	$(8,456)	$46,614
Cash balance at end of period	$7,709	$30,234	$34,014

Operating Activities.
The increase of $46,614 in cash provided by operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The increase of $8,456 in cash used in operations is primarily due to the $3,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

	Six Months Ended June 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$146,164	$149,423	$188,255	$(3,259)	$(38,832)
Cost of services	76,847	85,563	108,799	(8,716)	(23,236)
Gross profit	69,317	63,860	79,456	5,457	(15,596)
Selling, general and administrative expenses	158,944	114,959	44,277	43,985	70,682
Compensation expense	-	-	13,469	-	(13,469)
Income (loss) from operations	(89,627)	(51,099)	21,710	(38,528)	(72,809)
Interest expense	(140,777)	(84,486)	(113,205)	56,291	(28,719)
Gain (loss) on derivative financial instruments	(16,000)	5,000	(4,000)	(21,000)	9,000
Net income (loss) from continuing operations	(246,404)	(130,585)	(95,495)	115,819	35,090
Gain from discontinued operations	-	-	54,393	-	(54,393)
Net (loss)	$(246,404)	$(130,585)	$(41,102)	$115,819	$89,483

Service Revenue.
The decrease in Service Revenue of $38,832 from 2009 to 2010 and $3,259 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $23,236 from 2009 to 2010 and $8,716 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $15,596 from 2009 to 2010 and increased $5,457 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue increased from 42% in 2009 to 43% in 2010 to 48% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $70,682 increase in SG&A from 2009 to 2010 is due primarily to the absence of $54,768 of miscellaneous income recorded in 2009. The $43,985 increase in SG&A from 2010 to 2011 is related to the following. (1) Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $90,000 for the six months ended June 30,2011. The $90,000 increase was partially offset by (2) Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to zero for the six months ended June 30, 2011 as compared to approximately $54,000 of rent expense recorded for the six months ended June 30, 2010.

Compensation Expense.
The decrease in Compensation Expense of $13,469 from 2009 to 2010 is due to the elimination of the board of directors’ fees.

Interest Expense.
The decrease in Interest Expense of $28,719 from 2009 to 2010 was attributable to the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009. The increase in Interest Expense of $56,291 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for six months in 2011 as compared to four months in 2010.

Gain and Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $38,000 and $22,000 at June 30, 2011 and 2010, respectively. The $16,000 and $5,000 change in fair value for the six months is reported in our consolidated statement of operations as a loss and gain on derivative financial instruments as of June 30, 2011 and 2010, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations increased $35,090 from 2009 to 2010 and $115,819 from 2010 to 2011 due to the items described above.

Gain From Discontinued Operations.
The decrease in the Gain From Discontinued Operations of $54,393 from 2009 to 2010 were a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss increased $89,483 from 2009 to 2010 and $115,819 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Six Months Ended June 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash provided by (used in) operating activities	$(32,504)	$3,150	$(157,269)	$35,654	$(160,419)
Net cash (used in) investing activities	-	-	-	-	-
Net cash provided by financing activities	30,000	-	180,000	30,000	(180,000)
Net (decrease) increase in cash	$(2,504)	$3,150	$22,731	$(5,654)	$(19,581)

Cash balance at end of period	$7,709	$30,234	$34,014

Operating Activities.
The decrease of $160,419 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The increase of $35,654 from 2010 to 2011 in cash used in operations is primarily due to the $26,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement.

Financing Activities.
The decrease of $180,000 in cash provided by financing activities from 2009 to 2010 is due to the decrease in proceeds from related party short term debt. The increase of $30,000 in cash provided by financing activities from 2010 to 2011 is due to the increase in proceeds from related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, our cash and cash equivalents were $7,709; total current assets were $23,646, total current liabilities were $1,754,281 and total stockholders’ deficit was $1,730,635.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of June 30, 2011, we have paid $26,000 to the Trustee and have recorded $4,000 under the caption “accrued liabilities” on the balance sheet.

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

Bluegate Corporation

Date:	July 21, 2011	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	July 21, 2011	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2