Form 10-Q
period 2011-09-30
BLUEGATE CORP
filed 2011-10-14
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 350, Houston,Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
Issuer's telephone number

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X]    No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 26,033,565 common shares outstanding as of October 14, 2011.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS UNAUDITED

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,100	$10,213
Accounts receivable, net	3,473	5,361
Prepaid expenses and other	10,587	16,862
Total current assets	$23,160	$32,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,532	$20,969
Accounts payable to related party	275,570	139,092
Accrued liabilities	24,540	52,918
Note payable to related party	1,230,000	1,200,000
Accrued liabilities to related parties	287,761	70,481
Deferred revenue	14,231	11,207
Derivative liabilities	4,000	22,000
Total current liabilities	1,858,634	1,516,667

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2011)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2011)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 26,033,565 shares issued and outstanding at September 30, 2011 and December 31, 2010	26,034	26,034
Additional paid-in capital	22,160,286	22,160,286
Accumulated deficit	(24,021,794)	(23,670,551)
Total stockholders’ deficit	(1,835,474)	(1,484,231)
Total liabilities and stockholders’ deficit	$23,160	$32,436

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Service revenue	$54,049	$69,190	$176,213	$218,613
Cost of services	35,006	38,097	111,853	123,660
Gross profit	19,043	31,093	64,360	94,953
Selling, general and administrative expenses	81,378	82,473	216,322	197,432
Loss from operations	(62,335)	(51,380)	(151,962)	(102,479)
Interest expense	(76,504)	-	(217,281)	(84,486)
Gain on derivative financial instruments	34,000	3,000	18,000	8,000
Net loss	$(104,839)	$(48,380)	$(351,243)	$(178,965)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	26,033,565	26,033,565	26,033,565	26,033,565

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2011 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,670,551)	$(1,484,231)
Net loss								(351,243)	(351,243)
Balance at September 30, 2011	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(24,021,794)	$(1,835,474)

See accompanying notes to consolidated unaudited financial statements

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
UNAUDITED

	2011	2010
Cash flows from operating activities:
Net loss	$(351,243)	$(178,965)
Adjustments to reconcile net loss to net cash used in operating activities:

Derivative gain	(18,000)	(8,000)

Changes in operating assets and liabilities:
Accounts receivable	1,888	87,163
Prepaid expenses and other current assets	6,275	26,123
Accounts payable and accrued liabilities	(26,815)	(27,767)
Accounts payable to related party	136,478	2,892
Accrued liabilities to related parties	217,280	81,884
Deferred revenue	3,024	(1,423)
Net cash used in operating activities	(31,113)	(18,093)
Cash flows from financing activities:
Proceeds from related party short term debt	30,000	-
Net cash provided by financing activities	30,000	-
Net decrease in cash and cash equivalents	(1,113)	(18,093)
Cash and cash equivalents at beginning of period	10,213	27,084
Cash and cash equivalents at end of period	$9,100	$8,991
Non Cash Transactions:

Preferred stock issued for accrued interest on related party promissory note	$-	$84,740
Supplemental information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Embedded derivatives	-	-	$4,000	$4,000

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2011, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

4. ACCOUNTS PAYABLE TO RELATED PARTY

As a result of the November 2009 transaction described in footnote 3, the balance payable to Sperco, LLC for amounts collected by the Company on behalf of Sperco, LLC at September 30, 2011 and December 31, 2010 totaled $100,570 and $73,092, respectively and those amounts are included in the $275,570 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of September 30, 2011 and December 31, 2010 Bluegate owes $225,000 and $90,000, respectively and those amounts are included in the $275,570 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective July 1, 2010 through July 31, 2011, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities and as of September 30, 2011 and December 31, 2010, Sperco, LLC owed $52,000 and $24,000, respectively. Those amounts have been recorded as a reduction to rent expense and accounts payable to related party and are reflected in the $275,570 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $2,000 for August and September 2011, and as of September 31, 2011, the $2,000 amount is included in the $275,570 balance under the caption accounts payable to related party on the balance sheet.

5. NOTE PAYABLE TO RELATED PARTY
Note payable at September 30, 2011 and December 31, 2010 are summarized below:	9/30/2011	12/31/2010
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

6. ACCRUED LIABILITIES TO RELATED PARTIES

As of September 30, 2011 and December 31, 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $287,761 and $70,481, respectively on the balance sheet. As of September 30, 2011 and December 31, 2010, accrued interest on the note payable to related party of $243,845 and $26,565, respectively are included under the caption accrued liabilities to related parties totaling $287,761 and $70,481, respectively on the balance sheet.

7. EQUITY TRANSACTIONS

As of September 30, 2011, the Company has outstanding: (i) 26,033,565 shares of common stock; (ii) 10,998,000 warrants; (iii) 1,146,167 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 39,627,732 shares of common stock. The Company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

8. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was $4,000 at September 30, 2011. The $18,000 change in fair value from 2010 is reported in our consolidated statement of operations as a gain on derivative financial instruments. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company operated from leased office space under an operating lease that was to expire in November 2013. Effective July 1, 2010, the Company renegotiated its lease agreement with the landlord to: (a) reduce the monthly rent to $4,000; (b) a termination date of December 31, 2010; and (c) agree that the landlord and tenant each have the right to cancel the lease with a thirty day written notice. Effective January 1, 2011 through July 31, 2011, Bluegate paid $4,000 month-to-month rent which totaled $28,000 for the seven months.

Effective July 1, 2010 through July 31, 2011, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. For the seven months ended July 31, 2011, $28,000 was recorded as a reduction in rent expense and accounts payable to related party.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $2,000 for August and September 2011. For the nine months ended September 30, 2011, the net amount of $2,000 was recorded as rent expense and an increase to accounts payable to related party.

Contingencies

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each). As of September 30, 2011, we paid $30,000 to the Trustee and received from the bankruptcy court the “Unopposed Request to Set Aside Clerk’s Entry of Default and Dismiss Adversary Proceeding” dated September 22, 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2011 and for the nine months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2010.

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

During the nine months ended September 30, 2011 and the year ended December 31, 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the nine months ended September 30, 2011 and 2010, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2011		2010
Net loss	$	(351,243)	$(178,965)
Negative cash flow from operations		(31,113)	(18,093)
Negative working capital		(1,835,474)	(1,417,580)
Stockholders’ deficit		(1,835,474)	(1,417,580)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Three Months Ended September 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$54,049	$69,190	$86,480	$(15,141)	$(17,290)
Cost of services	35,006	38,097	58,496	(3,091)	(20,399)
Gross profit	19,043	31,093	27,984	(12,050)	3,109
Selling, general and administrative expenses	81,378	82,473	48,681	(1,095)	33,792
Loss from operations	(62,335)	(51,380)	(20,697)	10,955	(30,683)
Interest expense	(76,504)	-	(49,706)	76,504	(49,706)
Gain (loss) on derivative financial instruments	34,000	3,000	(44,000)	31,000	(47,000)
Loss from continuing operations	(104,839)	(48,380)	(114,403)	56,459	(66,023)
Loss from discontinued operations	-	-	(46,656)	-	(46,656)
Net loss	$(104,839)	$(48,380)	$(161,059)	$56,459	$(112,679)

Service Revenue.
The decrease in Service Revenue of $17,290 from 2009 to 2010 and $15,141 from 2010 to 2011 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $20,399 from 2009 to 2010 and $3,091 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit increased $3,109 from 2009 to 2010 and decreased $12,050 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue increased from 32% in 2009 to 45% in 2010 and decreased to 35% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $33,792 increase in SG&A from 2009 to 2010 is due primarily to the absence of $54,768 of miscellaneous income recorded in 2009.  The $1,095 decrease in SG&A from 2010 to 2011 is insignificant.

Interest Expense.
The decrease of $49,706 in Interest Expense from 2009 to 2010 was attributable to the waiver of interest for the period from May 23, 2010 through December 31, 2010 to related party as a result of the sale of 10 shares of Series D Preferred Stock effective May 22, 2010. The increase in Interest Expense of $76,504 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for three months in 2011 as compared to zero months in 2010.

Gain and Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $4,000 and $17,000 at September 30, 2011 and 2010, respectively. The $34,000 and $3,000 change in fair value for the three months is reported in our consolidated statement of operations as a gain on derivative financial instruments as of September 30, 2011 and 2010, respectively.

Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $66,023 from 2009 to 2010 and increased $56,459 from 2010 to 2011 due to the items described above.

Loss From Discontinued Operations.
The decrease in the Loss From Discontinued Operations of $46,656 from 2009 to 2010 was a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $112,679 from 2009 to 2010 and increased $56,459 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended September 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash provided by (used in) operating activities	$1,391	$(21,243)	$(31,698)	$(22,634)	$(10,455)
Net increase (decrease) in cash	$1,391	$(21,243)	$(31,698)	$(22,634)	$(10,455)

Cash balance at end of period	$9,100	$8,991	$2,316

Operating Activities.
The decrease of $10,455 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The increase of $22,634 in cash provided by operations is primarily due to the collection of approximately $13,000 of related party receivables and a net reduction of rent expense of $6,000.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Nine Months Ended September 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$176,213	$218,613	$274,735	$(42,400)	$(56,122)
Cost of services	111,853	123,660	167,295	(11,807)	(43,635)
Gross profit	64,360	94,953	107,440	(30,593)	(12,487)
Selling, general and administrative expenses	216,322	197,432	92,958	18,890	104,474
Compensation expense	-	-	13,469	-	(13,469)
Income (loss) from operations	(151,962)	(102,479)	1,013	49,483	103,492
Interest expense	(217,281)	(84,486)	(162,911)	132,795	(78,425)
Gain (loss) on derivative financial instruments	18,000	8,000	(48,000)	10,000	(56,000)
Net (loss) from continuing operations	(351,243)	(178,965)	(209,898)	172,278	(30,933)
Gain from discontinued operations	-	-	7,736	-	(7,736)
Net (loss)	$(351,243)	$(178,965)	$(202,162)	$172,278	$(23,197)

Service Revenue.
The decrease in Service Revenue of $56,122 from 2009 to 2010 and $42,400 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $43,635 from 2009 to 2010 and $11,807 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $12,487 from 2009 to 2010 and $30,593 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue increased from 39% in 2009 to 43% in 2010 and decreased to 37% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $104,474 increase in SG&A from 2009 to 2010 is due primarily to: (1) the absence of $54,768 of miscellaneous income recorded in 2009, and (2) effective July 1, 2010 Bluegate agreed to pay Sperco, LLC $15,000 monthly for management, accounting and administrative services, as well as, network infrastructure and engineering support services which totaled $45,000 for the nine months ended September 30, 2010. The $18,890 increase in SG&A from 2010 to 2011 is related to the following. Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services and effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $135,000 for the nine months ended September 30, 2011 compared to $45,000 for the nine months ended September 30, 2010. The $90,000 increase was partially offset by effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to $2,000 for the nine months ended September 30, 2011 as compared to approximately $66,000 of rent expense recorded for the nine months ended September 30, 2010.

Compensation Expense.
The decrease in Compensation Expense of $13,469 from 2009 to 2010 is due to the elimination of the board of directors’ fees.

Interest Expense.
The decrease in Interest Expense of $78,425 from 2009 to 2010 was attributable to: (i) the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009 and (ii) the waiver of interest for the period from May 23, 2010 through December 31, 2010 to related party as a result of the sale of 10 shares of Series D Preferred Stock effective May 22, 2010. The increase in Interest Expense of $132,795 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for nine months in 2011 as compared to four months in 2010.

Gain and Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were $4,000 and $17,000 at September 30, 2011 and 2010, respectively. The $18,000 and $8,000 change in fair value for the nine months is reported in our consolidated statement of operations as a gain on derivative financial instruments as of September 30, 2011 and 2010, respectively.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations decreased $30,933 from 2009 to 2010 and increased $172,278 from 2010 to 2011 due to the items described above.

Gain From Discontinued Operations.
The decrease in the Gain From Discontinued Operations of $7,736 from 2009 to 2010 was a result of the disposition of certain assets and business effective November 7, 2009.

Net Loss.
The Net Loss decreased $23,197 from 2009 to 2010 and increased $172,278 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Nine Months Ended September 30,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash (used in) operating activities	$(31,113)	$(18,093)	$(188,967)	$13,020	$(170,874)
Net cash provided by financing activities	30,000	-	180,000	30,000	(180,000)
Net (decrease) in cash	$(1,113)	$(18,093)	$(8,967)	$16,980	$(9,126)

Cash balance at end of period	$9,100	$8,991	$2,316

Operating Activities.
The decrease of $170,874 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The increase of $13,020 from 2010 to 2011 in cash used in operations is primarily due to the $30,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement.

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2011, our cash and cash equivalents were $9,100; total current assets were $23,160, total current liabilities were $1,858,634 and total stockholders’ deficit was $1,835,474.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each. As of September 30, 2011, we paid $30,000 to the Trustee and received from the bankruptcy court the “Unopposed Request to Set Aside Clerk’s Entry of Default and Dismiss Adversary Proceeding” dated September 22, 2011.

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

Bluegate Corporation

Date:	October 14, 2011	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	October 14, 2011	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2