Form 10-K
period 2011-12-31
BLUEGATE CORP
filed 2012-01-19
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

701 North Post Oak Road, Suite 350,	77024
Houston, Texas
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No x

As of January 19, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $42,485. On January 19, 2012, the registrant had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

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

In this Form 10-K, we refer to ourselves as "Bluegate," "We," Us," “the Company,” and "Our."

Our executive offices are located at: Bluegate Corporation, 701 North Post Oak Road, Suite 350, Houston, Texas 77024; tel. voice: 713-686-1100, fax: 713-682-7402. Our Web site is www.bluegate.com.

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt.  There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 19, 2012, which raises substantial doubt about our ability to continue as a going concern.

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

On December 29, 2011 we issued 20,000,000 shares of common stock to SAIC for the cancellation of 7,500,000 warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, for a total of $260,000. The conversion and purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted.

As a result of the purchase of Series D Preferred Stock described above, and the previously and subsequently acquired common and preferred stock, options, warrants, and conversion of certain debt to equity, SAIC beneficially owns 59% of our common stock without taking into account the super voting power of the Preferred stock, and 81% when taking into account the super voting power of the Preferred Stock.

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

OUR BUSINESS - CUSTOMERS AND VENDORS
Major Customers.  During 2011, our top five customers accounted for 25% of our service revenue and no single customer accounted for more than 15% of service revenue.

Major Vendors. During 2011, our top five vendors accounted for 79% of our purchases and no single vendor accounted for more than 43% of purchases.

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

Item 2. Properties.

We lease office space located at 701 North Post Oak Road, Suite 350, Houston, Texas 77024, on a month-to-month basis for $1,000 per month.

Item 3. Legal Proceedings.

We were party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each). As of September 22, 2011, we paid $30,000 to the Trustee and received from the bankruptcy court the “Unopposed Request to Set Aside Clerk’s Entry of Default and Dismiss Adversary Proceeding” dated September 22, 2011.

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

COMMON STOCK PRICE RANGE	2011		2010
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0500	$0.0050	$0.0250	$0.0030
Second Quarter	0.0180	0.0070	0.0200	0.0025
Third Quarter	0.0093	0.0050	0.0025	0.0025
Fourth Quarter	0.0129	0.0015	0.0350	0.0025

COMMON STOCK
On January 18, 2012, we had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

On January 18, 2012, the closing bid price of our stock was $0.0033 per share.

On January 18, 2012, we had approximately 510 shareholders of record.

One of our record stockholders is a nominee located offshore with record ownership (not beneficial ownership) of approximately 3% of our shares of common stock.  Our transfer agent is American Stock Transfer and Trust Company.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future.  Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES
We issued unregistered securities in the following transaction.
On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. The conversion and effective purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted. SAI Corporation, an entity controlled by Stephen Sperco, Director and CEO, received 20,000,000 shares. This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor was an accredited investor as defined in Regulation D and had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,005,332	$0.29	1,867,315	(1)
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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan").  The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2005 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2011, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 19, 2012, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2011 and 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:

	2011		2010
Net loss	$	(473,319)	$(245,616)
Negative cash flow from operations		(34,276)	(16,871)
Negative working capital		(1,697,550)	(1,484,231)
Stockholders’ deficit		(1,697,550)	(1,484,231)

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

LIQUIDITY AND CAPITAL RESOURCES
Operations for the year ended December 31, 2011 have been funded by loans from related parties. As of December 31, 2011, our cash and cash equivalents were $5,937; total current assets were $15,092, total current liabilities were $1,712,642 and total stockholders’ deficit was $1,697,550.

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

RESULTS OF OPERATIONS

	Year Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Service revenue	$222,758	$283,219	$351,500	$(60,461)	$(68,281)
Cost of services	147,233	161,768	206,661	(14,535)	(44,893)
Gross profit	75,525	121,451	144,839	(45,926)	(23,388)
Selling, general and administrative expenses	277,084	285,581	208,220	(8,497)	77,361
Compensation expense	-	-	13,527	-	(13,527)
Loss from operations	(201,559)	(164,130)	(76,908)	37,429	87,222
Interest expense	(293,760)	(84,486)	(189,692)	209,274	(105,206)
Gain on derivative financial instrument	22,000	3,000	59,000	19,000	(56,000)
Net loss from continuing operations	$(473,319)	$(245,616)	$(207,600)	$227,703	$38,016

Service Revenue.
The decrease in Service Revenue of $68,281 from 2009 to 2010 and $60,461 from 2010 to 2011 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $44,893 from 2009 to 2010 and $14,535 from 2010 to 2011 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $23,388 from 2009 to 2010 and $45,926 from 2010 to 2011. Our Gross Profit as a percentage of Service Revenue increased from 41% in 2009 to 43% in 2010 and decreased to 34% in 2011 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $77,361 increase in SG&A from 2009 to 2010 is due primarily to: (1) the absence of $54,768 of miscellaneous income recorded in 2009, and (2) effective July 1, 2010 Bluegate agreed to pay Sperco, LLC $15,000 monthly for management, accounting and administrative services, as well as, network infrastructure and engineering support services which totaled $90,000 for 2010. The $8,497 decrease in SG&A from 2010 to 2011 is primarily due to the reduction of certain expenses attributable to the reduction in our networking service (carrier/circuit) business.

Compensation Expense.
The decrease in Compensation Expense of $13,527 from 2009 to 2010 is primarily due to the elimination of $11,250 of director fees effective March 31, 2009.

Interest Expense.
The decrease in Interest Expense of $105,206 from 2009 to 2010 was attributable to: (i) the $100,000 reduction of the secured note payable and suspension of interest charged for the month of January 2010 to related party as a result of the disposition of certain assets and business effective November 7, 2009 and (ii) the waiver of interest for the period from May 23, 2010 through December 31, 2010 to related party as a result of the sale of 10 shares of Series D Preferred Stock effective May 22, 2010. The increase in Interest Expense of $293,760 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for twelve months in 2011 as compared to seven months in 2010.

Gain on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. The fair value of these liabilities was -0- and $22,000 at December 31, 2011 and 2010, respectively. On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $3,000 in 2010 and $22,000 in 2011 is reported in our consolidated statement of operations as a gain on derivative financial instruments.

Net Loss from Continuing Operations.
The Net Loss from Continuing Operations increased $38,016 from 2009 to 2010 and $227,703 from 2010 to 2011 due to the items described above.

FINANCIAL CONDITION
	Year Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011 from 2010	2010 from 2009
Net cash (used in) operating activities	$(34,276)	$(16,871)	$(349,456)	$17,405	$(332,585)
Net cash provided by investing activities	-	-	105,000	-	(105,000)
Net cash provided by financing activities	30,000	-	260,257	30,000	(260,257)
Net increase (decrease) in cash	$(4,276)	$(16,871)	$15,801	$12,595	$(32,672)
Cash balance at end of period	$5,937	$10,213	$27,084

Operating Activities.
The decrease of $332,585 in cash used in operations from 2009 to 2010 is primarily due to the effects of the discontinued operations effective November 7, 2009. The increase of $17,405 from 2010 to 2011 in cash used in operations is primarily due to the $30,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement.

Investing Activities.
The decrease of $105,000 from 2009 to 2010 is due to no sale of fixed assets as in the prior year.

Financing Activities.
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

REVENUE RECOGNITION
Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2011 and 2010, total deferred service revenue was $16,207 and $11,207, respectively.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 19, 2012, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2011 and 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:
	2011	2010
Net loss	$(473,319)	$(245,616)
Negative cash flow from operations	(34,276)	(16,871)
Negative working capital	(1,697,550)	(1,484,231)
Stockholders’ deficit	(1,697,550)	(1,484,231)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments, (3) disposing of certain assets and business (see footnote 3) and (4) loans from a related party.

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

BLUEGATE CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

BLUEGATE CORPORATION
TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           the Board of Directors
Bluegate Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Bluegate Corporation (“Bluegate”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegate as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

January 19, 2012

BLUEGATE CORPORATION
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,937	$10,213
Accounts receivable, net	2,568	5,361
Prepaid expenses and other	6,587	16,862
Total current assets	$15,092	$32,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,318	$20,969
Accounts payable to related party	320,664	139,092
Accrued liabilities	30,212	52,918
Note payable to related party	1,200,000	1,200,000
Accrued liabilities to related parties	134,241	70,481
Deferred revenue	16,207	11,207
Derivative liabilities	-	22,000
Total current liabilities	1,712,642	1,516,667

Commitments and contingencies - Note 11

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2011 and 2010; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2011)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 and -0- shares authorized, issued and outstanding at December 31, 2011 and 2010, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2011)

Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 and 26,033,565 shares issued and outstanding at December 31, 2011 and 2010, respectively	46,034	26,034
Additional paid-in capital	22,400,286	22,160,286
Accumulated deficit	(24,143,870)	(23,670,551)
Total stockholders’ deficit	(1,697,550)	(1,484,231)
Total liabilities and stockholders’ deficit	$15,092	$32,436

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,

	2011	2010
Service revenue	$222,758	$283,219
Cost of services	147,233	161,768
Gross profit	75,525	121,451
Selling, general and administrative expenses	277,084	285,581
Loss from operations	(201,559)	(164,130)
Interest expense	(293,760)	(84,486)
Gain on derivative financial instruments	22,000	3,000
Net loss	(473,319)	$(245,616)

Net loss per share – basic and diluted	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	26,143,154	26,033,565

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2009	26,033,565	$26,034	48	$-	-	$-	$22,075,546	$(23,424,935)	$(1,323,355)
Preferred stock issued for accrued interest on related party promissory note			-	-	10	-	84,740		84,740
Net loss								(245,616)	(245,616)
Balance at December 31, 2010	26,033,565	26,034	48	-	10	-	22,160,286	(23,670,551)	(1,484,231)
Issuance of common stock for related party debt	20,000,000	20,000					240,000		260,000
Net loss								(473,319)	(473,319)
Balance at December 31, 2011	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,143,870)	$(1,697,550)

The accompanying notes are an integral
part of these consolidated financial statements.

BLUEGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(473,319)		$(245,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain	(22,000)		(3,000)
Changes in operating assets and liabilities:
Accounts receivable	2,793		87,108
Prepaid expenses and other current assets	10,275		24,202
Accounts payable and accrued liabilities	(32,357)		(3,842)
Accounts payable to related party	181,572		43,328
Accrued liabilities to related parties	293,760		81,884
Deferred revenue	5,000		(935)
Net cash used in operating activities	(34,276)		(16,871)
Cash flows from financing activities:
Proceeds from related party short term debt	30,000		-
Net cash provided by financing activities	30,000		-
Net (decrease) in cash and cash equivalents	(4,276)		(16,871)
Cash and cash equivalents at beginning of period	10,213		27,084
Cash and cash equivalents at end of period	$5,937		$10,213

Non Cash Transactions: Issuance of common stock for partial conversion of related party promissory note and accrued interest	$260,000	$
Preferred stock issued for accrued interest on related party promissory note	-		84,740

Supplemental information:
Cash paid for interest	-
Cash paid for income taxes	-		-

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. Accounts receivable are not secured. In February 2008, as a result of the transaction described in footnote 6 – notes payable to related party and footnote 9 – stockholders’ deficit, as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

Bluegate accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled; therefore there were no derivative financial instruments outstanding at December 31, 2011.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2011
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	—	—	—

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	—	$22.000	$22,000

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

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2011 and 2010, deferred service revenue was $16,207 and $11,207 respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2011 and 2010  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2011 and 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2011 and 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:

	2011	2010
Net loss	$(473,319)	$(245,616)
Negative cash flow from operations	(34,276)	(16,871)
Negative working capital	(1,697,550)	(1,484,231)
Stockholders’ deficit	(1,697,550)	(1,484,231)

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

We have supported current operations by: (1) raising additional operating cash through the private sale of our preferred and common stock, (2) issuing stock and options as compensation to certain employees and vendors in lieu of cash payments, (3) disposing of certain assets and business (see footnote 3) and (4) loans from a related party.

These steps have provided us with the cash flows to continue our business, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:

o	Raising capital through additional sale of our common stock and/or debt securities
o	Reducing cash operating expenses to levels that are in line with current revenues.

These alternatives could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

o	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.
o	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

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

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2011 and 2010 Bluegate owes $270,000 and $90,000, respectively for those services and those amounts are included in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2011 and 2010:

	2011	2010
Accounts receivable	$2,616	$5,409
Less allowance for bad debts	(48)	(48)
	$2,568	$5,361

5. ACCOUNTS PAYABLE TO RELATED PARTY

As a result of the November 2009 transaction described in footnote 3, the balance payable to Sperco, LLC for amounts collected by the Company on behalf of Sperco, LLC at December 31, 2011 and 2010 totaled $97,664 and $73,092, respectively and those amounts are included in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2011 and 2010 Bluegate owes $270,000 and $90,000, respectively and those amounts are included in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective July 1, 2010 through July 31, 2011, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities and as of December 31, 2011 and 2010, Sperco, LLC owed $47,000 and $24,000, respectively. Those amounts have been recorded as a reduction to rent expense and accounts payable to related party and are reflected in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $5,000 for the months from August 1, 2011 through December 31, 2011, and as of December 31, 2011, the $5,000 amount is included in the $320,664 balance under the caption accounts payable to related party on the balance sheet.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

6. NOTE PAYABLE TO RELATED PARTY

Note payable to related party at December 31, 2011 and 2010 is summarized below:	12/31/2011	12/31/2010

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

On February 28, 2011, Bluegate borrowed $30,000 from SAIC to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee. On December 29, 2011 we issued 20,000,000 shares of common stock to SAIC for the cancellation of 7,500,000 warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, for a total of $260,000. No gain was recognized because of the related party relationship and the full amount of the interest and debt settled was offset in Additional Paid in Capital.
	$1,200,000	$1,200,000

7. ACCRUED LIABILITIES TO RELATED PARTIES

As of December 30, 2011 and 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet. On December 29, 2011 we issued 20,000,000 shares of common stock for the partial settlement of the related party promissory note for $30,000 and accrued interest payable of $230,000, or a total of $260,000. As of December 31, 2011 and 2010, accrued interest on the note payable to related party of $90,325 and 26,565, respectively are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet.

8. INCOME TAXES

The composition of deferred tax assets at December 31, 2011 and 2010 were as follows:

Deferred tax assets	2011	2010
Benefit from carryforward of net operating loss	$2,237,000	$2,161,000
Less valuation allowance	(2,237,000)	(2,161,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

At December 31, 2011, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,579,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2031. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 9 - Series C Preferred Stock).

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

9. STOCKHOLDERS’ DEFICIT

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

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2011, 1,132,685 shares of common stock have been granted.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

 BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________
SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	9,833,597	$0.39
Forfeited	(2,928,164)	0.42
Outstanding at January 1, 2011	6,905,433	0.29
Forfeited	(5,900,101)	0.39
Outstanding and exercisable at December 31, 2011	1,005,332	0.29	0.53

There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2011.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

2,083	2,083	0	0.34 - 0.80	January 2007
158,333	158,333	0 - 1	0.34 - 0.80	February 2007
58,333	58,333	0 - 1	0.34 - 0.80	March 2007
13,333	13,333	0 - 1	0.34 - 0.80	April 2007
23,333	23,333	0 - 1	0.34 - 0.80	May 2007
188,333	188,333	0 - 1	0.34 - 0.80	June 2007
23,333	23,333	0 - 1	0.34 - 0.80	July 2007
13,333	13,333	0 - 1	0.34 - 0.74	August 2007
23,333	23,333	0 - 1	0.19 - 0.74	September 2007
13,333	13,333	0 - 1	0.34	October 2007
13,750	13,750	0 - 1	0.25 - 0.34	November 2007
355,750	355,750	0 - 1	0.17 - 0.34	December 2007
17,500	17,500	0 - 1	0.25 - 0.34	January 2008
6,250	6,250	0 - 1	0.25 - 0.34	February 2008
6,250	6,250	0 - 1	0.25 - 0.34	March 2008
6,250	6,250	0 - 1	0.25 - 0.34	April 2008
5,417	5,417	0 - 1	0.25 - 0.34	May 2008
5,417	5,417	0 - 1	0.25 - 0.34	June 2008
2,917	2,917	0 - 1	0.25 - 0.34	July 2008
2,917	2,917	0 - 1	0.25 - 0.34	August 2008
2,917	2,917	0 - 1	0.25 - 0.34	September 2008
2,917	2,917	0 - 1	0.25 - 0.34	October 2008
2,917	2,917	0 - 1	0.25 - 0.34	November 2008
2,921	2,921	0 - 1	0.25 - 0.34	December 2008
417	417	1	0.25	January 2009
417	417	1	0.25	February 2009
50,417	50,417	1	0.10 - 0.25	March 2009
417	417	1	0.25	April 2009
417	417	1	0.25	May 2009
417	417	1	0.25	June 2009
417	417	1	0.25	July 2009
417	417	1	0.25	August 2009
417	417	1	0.25	September 2009
409	409	1	0.25	October 2009
1,005,332	1,005,332

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
Outstanding at January 1, 2010	17,437,800	0.03 - 1.00	0.30
Forfeited	(1,196,667)	0.03 - 0.50	0.17
Outstanding at January 1, 2011	16,241,133	0.03 - 1.00	0.31
Forfeited or Canceled	(15,186,133)	0.03 - 1.00	0.29
Outstanding and Exercisable at December 31, 2011	1,055,000	0.03 - 1.00	0.68	0.30

There was no aggregate intrinsic value of the warrants at December 31, 2011.
NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTRACTUAL LIFE (YEARS)	EXERCISE PRICE ($)
290,000	290,000	February 2012	1	0.75
145,000	145,000	February 2012	1	1.00
100,000	100,000	February 2012	1	0.03
200,000	200,000	March 2012	1	0.75
100,000	100,000	March 2012	1	1.00
60,000	60,000	May 2012	1	0.75
30,000	30,000	May 2012	1	1.00
130,000	130,000	January 2013	2	0.17
1,055,000	1,055,000

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
__________

EQUITY TRANSACTIONS

Conversion of Debt to Equity:

On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 warrants and the partial settlement of the related party promissory note for $30,000 and accrued interest payable of $230,000, for a total of $260,000. The debt and interest was relieved and the company would have reported a gain except that the transaction was with a related party.

As of December 31, 2011, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 1,055,000 warrants; (iii) 1,005,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 49,543,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

10. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The $22,000 change in fair value from 2010 is reported in our consolidated statement of operations as a gain on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company operated from leased office space under an operating lease that was to expire in November 2013. Effective July 1, 2010, the Company renegotiated its lease agreement with the landlord to: (a) reduce the monthly rent to $4,000; (b) a termination date of December 31, 2010; and (c) agreed that the landlord and tenant each have the right to cancel the lease with a thirty day written notice. Effective January 1, 2011 through July 31, 2011, Bluegate paid $4,000 month-to-month rent which totaled $28,000 for the seven months.

Effective July 1, 2010 through July 31, 2011, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. For the seven months ended July 31, 2011, $28,000 was recorded as a reduction in rent expense and accounts payable to related party.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $5,000 for months from August 2011 through December 2011.

The net rent expense incurred under the operating lease was $5,000 and $54,478 for 2011 and 2010, respectively.

BLUEGATE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Contingencies

We were party in the following litigation:

In September 2010, Bluegate Corporation received notice that a prior client of Bluegate, Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee, filed a summons in an adversary proceeding against Bluegate Corporation while in bankruptcy under the recovery of money/property fraudulent transfer clause, attempting to reach back two years prior to the petition date. The amount in question was $68,480, (specifically four monthly payments Bluegate received from its client in the ordinary course of business from March 18, 2008 through June 13, 2008), plus pre-judgment and post judgment interest, costs and attorneys fees. On November 19, 2010, an entry of default was entered. We believed the case was without merit; however, the parties agreed that they believed it to be in their mutual best interests to eliminate further expense of litigation and the inherent risk involved with contested litigation by settling all of their disputed and contested issues. In March 2011, both parties executed a trustee’s settlement agreement for a total payment by Bluegate Corporation of $30,000 ($20,000 due upon the execution of the agreement and ten (10) additional equal monthly installments of $1,000 each). As of September 22, 2011, we paid $30,000 to the Trustee and received from the bankruptcy court the “Unopposed Request to Set Aside Clerk’s Entry of Default and Dismiss Adversary Proceeding” dated September 22, 2011.

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

12. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company engaged in related party transactions as follows:

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

On February 28, 2011, Bluegate borrowed $30,000 from SAIC to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee. On December 29, 2011 we issued 20,000,000 shares of common stock to SAIC for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. The conversion and effective purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted.

As of December 31, 2011 and 2010, the Company owed $1,200,000.

During 2011 and 2010, the Company incurred interest expense on the related party note payable debt of $293,760 and $84,486, respectively. At December 31, 2011 and 2010, $90,325 and $26,562 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet.

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. At December 31, 2011 and 2010 there were no amounts owed to STG.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2011 and 2010, $97,664 and $73,092, respectively is payable to Sperco, LLC. Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2011 and 2010 Bluegate owes $270,000 and $90,000, respectively and those amounts are included in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

SS is the sole manager and member of Structured Systems Design, LLC, (“SSD”) a Delaware limited liability company. Effective July 1, 2010 through July 31, 2011, SSD in conjunction with other Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities and as of December 31, 2011 and 2010, Sperco, LLC owed $47,000 and $24,000, respectively. Those amounts have been recorded as a reduction to rent expense and accounts payable to related party and are reflected in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $5,000 for the months from August 1, 2011 through December 31, 2011, and as of December 31, 2011, the $5,000 amount is included in the $320,664 balance under the caption accounts payable to related party on the balance sheet.

Accrued liabilities to related parties: As of December 30, 2011 and 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet. On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. As of December 31, 2011 and 2010, accrued interest on the note payable to related party of $90,325 and 26,565, respectively are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet.

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

13. CUSTOMERS AND VENDORS
Major Customers.  During 2011, our top five customers accounted for 25% of our service revenue and no single customer accounted for more than 15% of service revenue.

Major Vendors. During 2011, our top five vendors accounted for 79% of our purchases and no single vendor accounted for more than 43% of purchases.

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

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2011.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2011, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION

Stephen Sperco (a)	58	Director/Chief Executive Officer/President

Manfred Sternberg (b)	52	Former Director/Chief Strategy Officer

William Koehler (c)	46	Former Director/President

Charles Leibold (d)	62	Director/Chief Financial Officer

Dale Geary (e)	54	Former Director

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

CODE OF ETHICS.
We have a Code of Ethics that applies to our principal executive officers and our principal financial officers.  We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics.  You may request a copy of our Code of Ethics by mailing your written request to us.  Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Bluegate Corporation."  A copy of our Code of Ethics is also posted on our website, www.bluegate.com. Our address is: Bluegate Corporation, 701 North Post Oak Road, Suite 350, Houston, Texas 77024.

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

BOARD OF DIRECTORS MEETINGS.
During the fiscal year ended December 31, 2011, the Board of Directors held two meetings which were attended by all members.

NOMINATING COMMITTEE.
We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Stephen J. Sperco at Bluegate Corporation, 701 North Post Oak Road, Suite 350, Houston, Texas 77024. Every director will participate in the consideration of director nominees.

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

COMPENSATION COMMITTEE.
In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2011.

SHAREHOLDER COMMUNICATIONS.
Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Stephen J. Sperco. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Bluegate Corporation, 701 North Post Oak Road, Suite 350, Houston, Texas 77024.  Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

                                                                              SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Stephen Sperco (1)	2011	-	-	-
CEO (PEO), President/Director	2010	-	-	-

Manfred Sternberg (2)	2011	-	-	-
Former Chief Strategy Officer/ Director	2010	-	-	-

William Koehler (3)	2011	-	-	-
Former President/Director	2010	-	-	-

Charles Leibold (4)	2011	-	-	-
CFO (PFO), Secretary/Director	2010	-	-	-

Larry Walker (5)	2011	-	-	-
Former President of Trilliant Technology Group, Inc.	2010	-	-	-
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
(4) In January 2006, Charles Leibold was hired as the Company’s Controller and in June 2006, we entered into a two year employment agreement with him to serve as our Chief Financial Officer at an annual base salary of $140,000 with a monthly vehicle transportation allowance of $750. In January 2007, Mr. Leibold’s annual salary was increased to $147,000 and in May 2008, his employment agreement expired. Effective April 16, 2009, Mr. Leibold’s annual base salary was reduced to $140,400 and he no longer received a vehicle transportation allowance. Effective January 1, 2010, Mr. Leibold’s annual base salary was further reduced to -0-.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2011

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Grant and Vested Date

Charles Leibold	100,000	0.17	12/31/2012	12/31/2007

Larry Walker	100,000	0.17	12/31/2012	12/31/2007

DIRECTOR COMPENSATION
There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of January 18, 2012 which was 46,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	SAI Corporation	27,820,250	(2)	58.6%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601

Common Stock	Manfred Sternberg	3,903,868	(3)	8.5%
	1110 Guinea Drive
	Houston, Texas 77055

Common Stock	William Koehler	2,735,117	(4)	5.9%
	1602 Lynnview Drive
	Houston, Texas 77055

Common Stock	Charles Leibold	250,000	(5)	0.5%
	701 N. Post Oak Road, Suite 350
	Houston, Texas 77024

All executive officers and directors - 2 persons		28,070,250	(6)	59.3%

(1) The percentage of beneficial ownership of Common Stock is based on 46,033,565 shares of Common Stock outstanding as of January 18, 2012 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2) Of the 27,820,250 shares beneficially owned by SAI Corporation (“SAIC”), (SAIC is controlled by Mr. Stephen J. Sperco, our CEO and President): (i) 26,370,250 are common shares owned directly by SAIC, and (ii) 1,450,000 are common shares issuable upon the conversion of preferred shares.

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

On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. The conversion and effective purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted. SAIC received 20,000,000 shares.

As a result of SAIC’s purchase of Series C and Series D Preferred Stock, and SAIC’s previously and subsequently acquired stock, options and warrants, SAIC beneficially owns 59% of our common stock without taking into account the super voting power of the Preferred Stock, and 81% when taking into account the super voting power of the Preferred Stock.

(3) Of the 3,903,868 shares beneficially owned by Mr. Sternberg: (i) 3,220,279 are common shares owned directly by Mr. Sternberg, and (ii) 683,589 are common shares owned indirectly by Mr. Sternberg.

(4) The 2,735,117 shares beneficially owned by Mr. Koehler are common shares owned directly by Mr. Koehler.

(5) Of the 250,000 shares beneficially owned by Mr. Leibold: (i) 150,000 are common shares owned directly by Mr. Leibold, and (ii) 100,000 shares are common shares issuable upon the exercise of options.

(6) Includes shares, options, warrants and preferred convertible shares owned by these persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2011 and 2010, the Company engaged in related party transactions as follows:

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

On February 28, 2011, Bluegate borrowed $30,000 from SAIC to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee. On December 29, 2011 we issued 20,000,000 shares of common stock to SAIC for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. The conversion and effective purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted.

As of December 31, 2011 and 2010, the Company owed $1,200,000. During 2011 and 2010, the Company incurred interest expense on the related party note payable debt of $293,760 and $84,486, respectively. At December 31, 2011 and 2010, $90,325 and $26,562 is payable to SAIC and included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet.

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

Accounts payable to related party: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. At December 31, 2011 and 2010 there were no amounts owed to STG.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2011 and 2010, $97,664 and $73,092, respectively is payable to Sperco, LLC. Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of December 31, 2011 and 2010 Bluegate owes $270,000 and $90,000, respectively and those amounts are included in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

SS is the sole manager and member of Structured Systems Design, LLC, (“SSD”) a Delaware limited liability company. Effective July 1, 2010 through July 31, 2011, SSD in conjunction with other Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities and as of December 31, 2011 and 2010, Sperco, LLC owed $47,000 and $24,000, respectively. Those amounts have been recorded as a reduction to rent expense and accounts payable to related party and are reflected in the $320,664 balance and $139,092 balance under the caption accounts payable to related party on the balance sheet.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $5,000 for the months from August 1, 2011 through December 31, 2011, and as of December 31, 2011, the $5,000 amount is included in the $320,664 balance under the caption accounts payable to related party on the balance sheet.

Accrued liabilities to related parties: As of December 30, 2011 and 2010: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet. On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. As of December 31, 2011 and 2010, accrued interest on the note payable to related party of $90,325 and 26,565, respectively are included under the caption accrued liabilities to related parties totaling $134,241 and $70,481, respectively on the balance sheet.

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

During the year ended December 31, 2011, the Company engaged in equity transactions as follows:
Conversion of Debt to Equity: On December 29, 2011 we issued 20,000,000 shares of common stock for the cancellation of 7,500,000 Warrants and the partial settlement of the related party promissory note for $30,000 and the waiving of accrued interest payable of $230,000, or a total of $260,000. The conversion and effective purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted. SAI Corporation, an entity controlled by Stephen Sperco, Director and CEO, received 20,000,000 shares.

Cancellation of Warrants: On December 29, 2011 we received notification that 7,500,000 warrants issued to related party, SAI Corporation, were to be canceled. Of the 7,500,000 warrants, 6,000,000 warrants contained an anti-dilutive provision. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011

During the year ended December 31, 2010, the Company engaged in equity transactions as follows:
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

As of December 31, 2011, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 1,055,000 warrants; (iii) 1,005,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 49,543,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our consolidated financial statements for the years ended December 31, 2011 and 2010.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2011 and 20 were as follows:

2011	2010
$16,500	$26,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2011 and 2010 were as follows:

2011	2010
$4,200	$5,830

3. ALL OTHER FEES.

2011	2010
$-	$1,800

For the year ended December 31, 2010, we were billed for work performed regarding the review of our S-1 registration statement.

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

BLUEGATE CORPORATION

January 19, 2012	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 19, 2012	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

January 19, 2012	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO