Form 10-Q
period 2012-03-31
BLUEGATE CORP
filed 2012-04-13
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of April 13, 2012.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
BALANCE SHEETS UNAUDITED

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,762	$5,937
Accounts receivable, net	2,135	2,568
Prepaid expenses and other	11,587	6,587
Total current assets	$21,484	$15,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,521	$11,318
Accounts payable to related party	369,852	320,664
Accrued liabilities	26,601	30,212
Note payable to related party	1,215,000	1,200,000
Accrued liabilities to related parties	209,500	134,241
Deferred revenue	17,604	16,207
Total current liabilities	1,850,078	1,712,642

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2012)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2012)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at March 31, 2012 and December 31, 2011	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,274,914)	(24,143,870)
Total stockholders’ deficit	(1,828,594)	(1,697,550)
Total liabilities and stockholders’ deficit	$21,484	$15,092

See accompanying notes to financial statements

BLUEGATE CORPORATION STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
UNAUDITED

	2012	2011
Service revenue	$40,230	$75,051
Cost of services	33,652	39,652
Gross profit	6,578	35,399
Selling, general and administrative expenses	62,363	77,130
Loss from operations	(55,785)	(41,731)
Interest expense	(75,259)	(64,778)
Loss on derivative financial instruments	-	(13,000)
Net loss	$(131,044)	$(119,509)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	46,033,565	26,033,565

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2012 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2011	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,143,870)	$(1,697,550)
Net loss								(131,044)	(131,044)
Balance at March 31, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,274,914)	$(1,828,594)

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
UNAUDITED

	2012	2011
Cash flows from operating activities:
Net loss	$(131,044)	$(119,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative loss	-	13,000
Changes in operating assets and liabilities:
Accounts receivable	433	(1,770)
Prepaid expenses and other current assets	(5,000)	2,509
Accounts payable and accrued liabilities	(3,408)	(28,954)
Accounts payable to related party	49,188	44,260
Accrued liabilities to related parties	75,259	64,778
Deferred revenue	1,397	458
Net cash used in operating activities	(13,175)	(25,228)
Cash flows from financing activities:
Proceeds from related party short term debt	15,000	30,000
Net cash provided by financing activities	15,000	30,000
Net increase in cash and cash equivalents	1,825	4,772
Cash and cash equivalents at beginning of period	5,937	10,213
Cash and cash equivalents at end of period	$7,762	$14,985

Supplemental information: Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2012
	Level 1	Level 2	Level 3	Total
Embedded derivatives	—	-	—	-

On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled; therefore there were no derivative financial instruments outstanding at March 31, 2012.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2012, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

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

4. ACCOUNTS PAYABLE TO RELATED PARTY

As a result of the November 2009 transaction described in footnote 3, the balance payable to Sperco, LLC for amounts collected by the Company on behalf of Sperco, LLC at March 31, 2012 and December 31, 2011 totaled $98,852 and $97,664, respectively and those amounts are included in the $369,852 balance and $320,664 balance under the caption accounts payable to related party on the balance sheet.

Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and as of March 31, 2012 and December 31, 2011 Bluegate owes $315,000 and $270,000, respectively and those amounts are included in the $369,852 balance and $320,664 balance under the caption accounts payable to related party on the balance sheet.

Effective July 1, 2010 through July 31, 2011, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities and as of March 31, 2012 and December 31, 2011, Sperco, LLC owed $52,000. That amount has been recorded as a reduction to rent expense and accounts payable to related party and are reflected in the $369,852 balance and $320,664 balance under the caption accounts payable to related party on the balance sheet.

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $8,000 for the period from August 1, 2011 through March 31, 2012, and as of March 31, 2012, the $8,000 amount is included in the $369,852 balance under the caption accounts payable to related party on the balance sheet.

5. NOTE PAYABLE TO RELATED PARTY

Note payable at March 31, 2012 and December 31, 2011 is summarized below:	3/31/2012	12/31/2011

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco, to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. On February 23, 2009, the line of credit agreement with SAIC was amended to increase the borrowing to $1,300,000 and on February 26, 2009, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Effective November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC (a company controlled by Stephen Sperco) and SAIC, respectively, the principal amount of the SAIC debt was reduced to $1,200,000. On February 28, 2011, Bluegate borrowed $30,000 from SAIC to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee. On December 29, 2011 we issued 20,000,000 shares of common stock to SAIC for the cancellation of 7,500,000 warrants and the partial settlement of the note for $30,000 and the waiving of accrued interest payable of $230,000. On January 30, 2012, Bluegate borrowed $15,000 for working capital purposes. The note payable to SAIC is due on demand.

	$1,215,000	$1,200,000

6. ACCRUED LIABILITIES TO RELATED PARTIES

As of March 31, 2012 and December 31, 2011: (1) $37,919 of fees accrued to Board of Director member Stephen Sperco ($17,500) and former Board of Director member Dale Geary ($20,419) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $209,500 and $134,241, respectively on the balance sheet. As of March 31, 2012 and December 31, 2011, accrued interest on the note payable to related party of $165,581 and $90,322, respectively are included under the caption accrued liabilities to related parties totaling $209,500 and $134,241, respectively on the balance sheet.

7. EQUITY TRANSACTIONS

As of March 31, 2012, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 220,000 warrants; (iii) 630,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 48,333,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

8. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statement of stockholders’ deficit. The fair values of these liabilities were -0- and $35,000 at March 31, 2012 and 2011, respectively. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $13,000 in 2011 is reported in our statement of operations as a loss on derivative financial instruments as of March 31, 2011. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

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

Effective August 1, 2011, the Sperco entities entered into a lease agreement for space in Suite 350 of the same building and moved from Suite 600 to Suite 350. At the same time, Bluegate relocated to Suite 350 with the Sperco entities and agreed to pay the Sperco entities $1,000 rent on a month-to-month basis which totaled $8,000 for the period from August 1, 2011 through March 31, 2012. For the three months ended March 31, 2012, the net amount of $3,000 was recorded as rent expense and an increase to accounts payable to related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2012 and for the three months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2011.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled; therefore there were no derivative financial instruments outstanding at December 31, 2011.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 19, 2012 (included in our annual report on Form 10-K for the year ended December 31, 2011), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2012 and the year ended December 31, 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2012 and 2011, we experienced negative financial results as follows:

      Three Months Ended March 31,

	2012	2011
Net loss	$(131,044)	$(119,509)
Negative cash flow from operations	(13,175)	(25,228)
Negative working capital	(1,828,594)	(1,603,740)
Stockholders’ deficit	(1,828,594)	(1,603,740)

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$40,230	$63,051	$78,414	$(22,821)	$(15,363)
Cost of services	33,652	39,652	45,228	(6,000)	(5,576)
Gross profit	6,578	23,399	33,186	(16,821)	(9,787)
Selling, general and administrative expenses	62,363	65,130	53,304	(2,767)	11,826
Loss from operations	(55,785)	(41,731)	(20,118)	14,054	21,613
Interest expense	(75,259)	(64,778)	(38,842)	10,481	25,936
Loss on derivative financial instruments	-	(13,000)	(151,000)	(13,000)	(138,000)
Net loss	$(131,044)	$(119,509)	$(209,960)	$11,535	$(90,451)

Service Revenue.

The decrease in Service Revenue of $15,363 from 2010 to 2011 and $22,821 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $5,576 from 2010 to 2011 and $6,000 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $9,787 from 2010 to 2011 and $16,821 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 42% in 2010 to 37% in 2011 and to 16% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The SG&A increase of $11,826 from 2010 to 2011 is due primarily to: (1) a $45,000 increase to Sperco, LLC for providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed; and (2) partially offset by a $26,426 reduction in rent expense, as a result of: (i) the Company renegotiating its lease agreement with the landlord to reduce the monthly rent to $4,000, and (ii) the Sperco entities agreeing to pay $4,000 a month for office space and associated services to Bluegate for the Sperco entities. The decrease of $2,767 from 2011 to 2012 is insignificant.

Interest Expense.

The increase in Interest Expense of $25,936 from 2010 to 2011 was due to the resumption of interest on the secured note payable for a full quarter in 2011 as compared to a partial quarter in 2010. The increase of $10,481 from 2011 to 2012 was due to the $10,000 late charge penalty assessed for not paying the interest.

Loss on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $35,000 at March 31, 2012 and 2011, respectively. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $13,000 in 2011 is reported in our statement of operations as a loss on derivative financial instruments as of March 31, 2011.

Net Loss.

The Net Loss decreased $90,451 from 2010 to 2011 and increased $11,535 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended March 31,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash (used in) provided by operating activities	$(13,175)	$(25,228)	$1,970	$(12,053)	$27,198

Net cash provided by financing activities	15,000	30,000	-	(15,000)	30,000
Net increase in cash	$1,825	$4,772	$1,970	$(2,947)	$2,802
Cash balance at end of period	$7,762	$14,985	$29,054

Operating Activities.

The increase of $27,198 in cash used in operations from 2010 to 2011 is primarily due to the $23,000 payment to settle the lawsuit with Renaissance Healthcare Systems, Inc. through the Chapter 7 Trustee. The decrease of $12,053 from 2011 to 2012 is due primarily to an $8,162 reduction in the Directors, Officers and Corporate Liability Insurance premiums.

Financing Activities.

The increase of $30,000 in cash provided by financing activities from 2010 to 2011 is due to an increase in related party short term debt. The decrease of $15,000 from 2011 to 2012 is due to a decrease in related party short term debt.

BLUEGATE STRATEGY

Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our cash and cash equivalents were $7,762; total current assets were $21,484, total current liabilities were $1,850,078 and total stockholders’ deficit was $1,828,594.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 5.

OTHER INFORMATION

NONE.

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

Bluegate Corporation

Date:	April 13, 2012	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	April 13, 2012	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2

EXHIBIT  31.1 - CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15d - 14(a) OF THE SECURITIES EXCHANGE ACT OF  1934,  AS  ADOPTED  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002 OF THE CHIEF EXECUTIVE OFFICER

I, Stephen J. Sperco, certify that:

1.	I have reviewed this report on Form 10-Q for the quarter ended March 31, 2012 of Bluegate Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 13, 2012

/s/ Stephen J. Sperco
Stephen J. Sperco
Chief Executive Officer