Form 10-Q
period 2012-06-30
BLUEGATE CORP
filed 2012-07-12
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number: 000-22711

BLUEGATE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 350, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of July 11, 2012.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
BALANCE SHEETS UNAUDITED

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,386	$5,937
Accounts receivable, net	556	2,568
Prepaid expenses and other	11,587	6,587
Total current assets	$15,529	$15,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,915	$11,318
Accounts payable to related party	417,741	320,664
Accrued liabilities	19,488	30,212
Note payable to related party	1,225,000	1,200,000
Accrued liabilities to related parties	284,954	134,241
Deferred revenue	17,245	16,207
Total current liabilities	1,976,343	1,712,642

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2012)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2012)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at June 30, 2012 and December 31, 2011	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,407,134)	(24,143,870)
Total stockholders’ deficit	(1,960,814)	(1,697,550)
Total liabilities and stockholders’ deficit	$15,529	$15,092

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Service revenue	$36,145	$59,113	$76,375	$122,164
Cost of services	31,639	37,195	65,291	76,847
Gross profit	4,506	21,918	11,084	45,317
Selling, general and administrative expenses	61,272	69,814	123,635	134,944
Loss from operations	(56,766)	(47,896)	(112,551)	(89,627)
Interest expense	(75,454)	(75,999)	(150,713)	(140,777)
Loss on derivative financial instruments	-	(3,000)	-	(16,000)
Net loss	$(132,220)	$(126,895)	$(263,264)	$(246,404)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	26,033,565	46,033,565	26,033,565

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2012 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2011	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,143,870)	$(1,697,550)
Net loss	-	-	-	-	-	-	-	(263,264)	(263,264)
Balance at June 30, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,407,134)	$(1,960,814)

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
UNAUDITED

	2012	2011
Cash flows from operating activities:
Net loss	$(263,264)	$(246,404)
Adjustments to reconcile net loss to net cash used in operating activities:

Derivative loss	-	16,000

Changes in operating assets and liabilities:
Accounts receivable	2,012	13
Prepaid expenses and other current assets	(5,000)	6,273
Accounts payable and accrued liabilities	(10,127)	(30,814)
Accounts payable to related party	97,077	80,804
Accrued liabilities to related parties	150,713	140,776
Deferred revenue	1,038	848
Net cash used in operating activities	(27,551)	(32,504)
Cash flows from financing activities:
Proceeds from related party short term debt	25,000	30,000
Net cash provided by financing activities	25,000	30,000
Net decrease in cash and cash equivalents	(2,551)	(2,504)
Cash and cash equivalents at beginning of period	5,937	10,213
Cash and cash equivalents at end of period	$3,386	$7,709

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements

BLUEGATE CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation (“we”, “our”, “Bluegate” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2012, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. ACCOUNTS PAYABLE TO RELATED PARTY
The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:	6/30/2012	12/31/2011
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC	$98,741	$97,664
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support	360,000	270,000
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	11,000	5,000
	$417,741	$320,664

4. NOTE PAYABLE TO RELATED PARTY

Note payable at June 30, 2012 and December 31, 2011 is summarized below:	6/30/2012	12/31/2011
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,230,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent.
On January 30, 2012 and June 27, 2012, Bluegate borrowed $15,000 and $10,000, respectively for working capital purposes.
	$1,225,000	$1,200,000

5. ACCRUED LIABILITIES TO RELATED PARTIES
The accrued liabilities to related parties is summarized below:	6/30/2012	12/31/2011
Accrued interest on the note payable to SAIC	$241,035	$90,322
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$284,954	$134,241

6. EQUITY TRANSACTIONS

As of June 30, 2012, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 130,000 warrants; (iii) 395,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 48,008,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statement of stockholders’ deficit. The fair values of these liabilities were -0- and $38,000 at June 30, 2012 and 2011, respectively. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $16,000 in 2011 is reported in our statement of operations as a loss on derivative financial instruments for the six months ended June 30, 2011. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

8. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2012 and for the six months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2011.

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

During the six months ended June 30, 2012 and the year ended December 31, 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the six months ended June 30, 2012 and 2011, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2012	2011
Net loss	$(263,264)	$(246,404)
Negative cash flow from operations	(27,551)	(32,504)
Negative working capital	(1,960,814)	(1,730,635)
Stockholders’ deficit	(1,960,814)	(1,730,635)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

	Three Months Ended June 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$36,145	$59,113	$71,009	$(22,968)	$(11,896)
Cost of services	31,639	37,195	40,335	(5,556)	(3,140)
Gross profit	4,506	21,918	30,674	(17,412)	(8,756)
Selling, general and administrative expenses	61,272	69,814	61,655	(8,542)	8,159
Loss from operations	(56,766)	(47,896)	(30,981)	8,870	16,915
Interest expense	(75,454)	(75,999)	(45,644)	(545)	30,355
Gain (loss) on derivative financial instruments	-	(3,000)	156,000	(3,000)	(159,000)
Net income (loss)	$(132,220)	$(126,895)	$79,375	$5,325	$206,270

Service Revenue.
The decrease in Service Revenue of $11,896 from 2010 to 2011 and $22,968 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $3,140 from 2010 to 2011 and $5,556 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $8,756 from 2010 to 2011 and $17,412 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 43% in 2010 to 37% in 2011 to 13% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $8,159 increase in SG&A from 2010 to 2011 is related to the following. (1) Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $45,000 for the three months ended June 30,2011. The $45,000 increase was partially offset by (2) Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to zero for the three months ended June 30, 2011 as compared to approximately $28,000 of rent expense recorded for the three months ended June 30, 2010. The decrease of $8,542 from 2011 to 2012 is primarily a result of a $7,018 reduction in the Director and Officer Liability insurance premium.

Interest Expense.
The increase in Interest Expense of $30,355 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for 90 days in 2011 as compared to 52 days in 2010. The decrease in Interest Expense of $545 from 2011 to 2012 is insignificant.

Gain (loss) on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $38,000 at June 30, 2012 and 2011, respectively. The $3,000 change in fair value for the three months is reported in our statement of operations as a loss on derivative financial instruments as of June 30, 2011.

Net Loss.
The Net Loss increased $206,270 from 2010 to 2011 and $5,325 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended June 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash provided by (used in) operating activities	$(14,376)	$(7,276)	$1,180	$7,100	$8,456
Net cash provided by financing activities	10,000	-	-	10,000	-
Net increase (decrease) in cash	$(4,376)	$(7,276)	$1,180	$2,900	$8,456
Cash balance at end of period	$3,386	$7,709	$30,234

Operating Activities.
The increase of $8,456 from 2010 to 2011 in cash used in operations is primarily due to the $3,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement. The increase of $7,100 from 2011 to 2012 in cash used in operations is primarily due to: (1) $5,019 relating to the Texas Franchise Tax audits for the years 2009 and 2010 and (2) $2,875 for professional services to conform to the XBRL filings with the SEC.

Financing Activities.
The increase of $10,000 from 2011 to 2012 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

	Six Months Ended June 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$76,375	$122,164	$149,423	$(45,789)	$(27,259)
Cost of services	65,291	76,847	85,563	(11,556)	(8,716)
Gross profit	11,084	45,317	63,860	(34,233)	(18,543)
Selling, general and administrative expenses	123,635	134,944	114,959	(11,309)	19,985
Loss from operations	(112,551)	(89,627)	(51,099)	22,924	38,528
Interest expense	(150,713)	(140,777)	(84,486)	9,936	56,291
Gain (loss) on derivative financial instruments	-	(16,000)	5,000	(16,000)	(21,000)
Net loss	$(263,264)	$(246,404)	$(130,585)	$16,860	$115,819

Service Revenue.
The decrease in Service Revenue of $27,259 from 2010 to 2011 and $45,789 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $8,716 from 2010 to 2011 and $11,556 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $18,543 from 2010 to 2011 and $34,233 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 43% in 2010 to 37% in 2011 to 15% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $19,985 increase in SG&A from 2010 to 2011 is primarily related to the following: (1) Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $90,000 for the six months ended June 30,2011. The $90,000 increase was partially offset by (2) Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to zero for the six months ended June 30, 2011 as compared to approximately $54,000 of rent expense recorded for the six months ended June 30, 2010. The decrease of $11,309 from 2011 to 2012 is primarily a result of a $15,181 reduction in the Director and Officer Liability insurance premium, offset by a $6,000 increase in rent expense.

Interest Expense.
The increase in Interest Expense of $56,291 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for six months in 2011 as compared to four months in 2010. The increase in Interest Expense of $9,936 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012.

Gain (loss) on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $38,000 at June 30, 2012 and 2011, respectively. The $16,000 change in fair value for the six months is reported in our statement of operations as a loss on derivative financial instruments as of June 30, 2011.

Net Loss.
The Net Loss increased $115,819 from 2010 to 2011 and $16,860 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION
	Six Months Ended June 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash provided by (used in) operating activities	$(27,551)	$(32,504)	$3,150	$(4,953)	$35,654
Net cash provided by financing activities	25,000	30,000	-	(5,000)	30,000
Net (decrease) increase in cash	$(2,551)	$(2,504)	$3,150	$(47)	$(5,654)

Cash balance at end of period	$3,386	$7,709	$30,234

Operating Activities.
The increase of $35,654 from 2010 to 2011 in cash used in operations is primarily due to the $26,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement. The decrease of $4,953 from 2011 to 2012 is insignificant.

Financing Activities.
The increase of $30,000 from 2010 to 2011 and decrease of $5,000 from 2011 to 2012 in cash provided by financing activities is due to the increase and decrease, respectively in proceeds from related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2012, our cash and cash equivalents were $3,386; total current assets were $15,529, total current liabilities were $1,976,343 and total stockholders’ deficit was $1,960,814.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date:	July 12, 2012	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	July 12, 2012	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer