Form 10-Q
period 2012-09-30
BLUEGATE CORP
filed 2012-10-05
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of October 4, 2012.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
BALANCE SHEETS UNAUDITED

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,134	$5,937
Accounts receivable, net	2,836	2,568
Prepaid expenses and other	11,587	6,587
Total current assets	$19,557	$15,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,072	$11,318
Accounts payable to related party	469,741	320,664
Accrued liabilities	17,373	30,212
Note payable to related party	1,235,000	1,200,000
Accrued liabilities to related parties	361,290	134,241
Deferred revenue	12,788	16,207
Total current liabilities	2,107,264	1,712,642

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2012)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2012)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at September 30, 2012 and December 31, 2011	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,534,027)	(24,143,870)
Total stockholders’ deficit	(2,087,707)	(1,697,550)
Total liabilities and stockholders’ deficit	$19,557	$15,092

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Service revenue	$36,096	$54,049	$112,471	$176,213
Cost of services	27,123	35,006	92,414	111,853
Gross profit	8,973	19,043	20,057	64,360
Selling, general and administrative expenses	59,487	81,378	183,165	216,322
Loss from operations	(50,514)	(62,335)	(163,108)	(151,962)
Interest expense	(76,336)	(76,504)	(227,049)	(217,281)
Gain on derivative financial instruments	-	34,000	-	18,000
Net loss	$(126,850)	$(104,839)	$(390,157)	$(351,243)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	26,033,565	46,033,565	26,033,565

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2012 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2011	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,143,870)	$(1,697,550)
Net loss								(390,157)	(390,157)
Balance at September 30, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,534,027)	$(2,087,707)

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
UNAUDITED

	2012	2011
Cash flows from operating activities:
Net loss	$(390,157)	$(351,243)
Adjustments to reconcile net loss to net cash used in operating activities:

Derivative gain	-	(18,000)

Changes in operating assets and liabilities:
Accounts receivable	(268)	1,888
Prepaid expenses and other current assets	(5,000)	6,275
Accounts payable and accrued liabilities	(13,085)	(26,815)
Accounts payable to related party	149,077	136,478
Accrued liabilities to related parties	227,049	217,280
Deferred revenue	(3,419)	3,024
Net cash used in operating activities	(35,803)	(31,113)
Cash flows from financing activities:
Proceeds from related party short term debt	35,000	30,000
Net cash provided by financing activities	35,000	30,000
Net decrease in cash and cash equivalents	(803)	(1,113)
Cash and cash equivalents at beginning of period	5,937	10,213
Cash and cash equivalents at end of period	$5,134	$9,100

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2012, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. ACCOUNTS PAYABLE TO RELATED PARTY
The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:	9/30/2012	12/31/2011
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC.	$98,741	$97,664
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	409,000	270,000
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	14,000	5,000
	$469,741	$320,664
4. NOTE PAYABLE TO RELATED PARTY

Note payable at September 30, 2012 and December 31, 2011 is summarized below:	9/30/2012	12/31/2011
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
On January 30, 2012, June 27, 2012 and September 26, 2012, Bluegate borrowed $15,000, $10,000 and $10,000, respectively for working capital purposes.
	$1,235,000	$1,200,000

5. ACCRUED LIABILITIES TO RELATED PARTIES
The accrued liabilities to related parties is summarized below:	9/30/2012	12/31/2011
Accrued interest on the note payable to SAIC	$317,371	$90,322
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$361,290	$134,241

6. EQUITY TRANSACTIONS

As of September 30, 2012, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 130,000 warrants; (iii) 370,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,983,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our statement of stockholders’ deficit. The fair values of these liabilities were -0- and $4,000 at September 30, 2012 and 2011, respectively. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $18,000 in 2011 is reported in our statement of operations as a gain on derivative financial instruments for the nine months ended September 30, 2011. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2012 and for the nine months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2011.

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

During the nine months ended September 30, 2012 and the year ended December 31, 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the nine months ended September 30, 2012 and 2011, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2012	2011
Net loss	$(390,157)	$(351,243)
Negative cash flow from operations	(35,803)	(31,113)
Negative working capital	(2,087,707)	(1,835,474)
Stockholders’ deficit	(2,087,707)	(1,835,474)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Three Months Ended September 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$36,096	$54,049	$69,190	$(17,953)	$(15,141)
Cost of services	27,123	35,006	38,097	(7,883)	(3,091)
Gross profit	8,973	19,043	31,093	(10,070)	(12,050)
Selling, general and administrative expenses	59,487	81,378	82,473	(21,891)	(1,095)
Loss from operations	(50,514)	(62,335)	(51,380)	(11,821)	10,955
Interest expense	(76,336)	(76,504)	-	(168)	76,504
Gain on derivative financial instruments	-	34,000	3,000	(34,000)	31,000
Net loss	$(126,850)	$(104,839)	$(48,380)	$22,011	$56,459

Service Revenue.
The decrease in Service Revenue of $15,141 from 2010 to 2011 and $17,953 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $3,091 from 2010 to 2011 and $7,883 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $12,050 from 2010 to 2011 and $10,070 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 45% in 2010 to 35% in 2011 to 25% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $1,095 decrease in SG&A from 2010 to 2011 is insignificant. The decrease of $21,891 from 2011 to 2012 is primarily a result of a $16,000 reduction of Texas franchise taxes.

Interest Expense.
The increase in Interest Expense of $76,504 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for 90 days in 2011 as compared to -0- days in 2010. The decrease in Interest Expense of $168 from 2011 to 2012 is insignificant.

Gain (loss) on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $4,000 at September 30, 2012 and 2011, respectively. The $34,000 change in fair value for the three months is reported in our statement of operations as a gain on derivative financial instruments as of September 30, 2011.

Net Loss.
The Net Loss increased $56,459 from 2010 to 2011 and $22,011 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended September 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash provided by (used in) operating activities	$(8,252)	$1,391	$(21,243)	$9,643	$(22,634)

Net cash provided by financing activities	10,000	-	-	(10,000)	-
Net increase (decrease) in cash	$1,748	$1,391	$(21,243)	$357	$22,634
Cash balance at end of period	$5,134	$9,100	$8,991

Operating Activities.
The decrease of $22,634 from 2010 to 2011 in cash used in operations is primarily due to the collection of approximately $13,000 of related party receivables and a net reduction of rent expense of $6,000. The increase of $9,643 from 2011 to 2012 is insignificant.

Financing Activities.
The increase of $10,000 from 2011 to 2012 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Nine Months Ended September 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$112,471	$176,213	$218,613	$(63,742)	$(42,400)
Cost of services	92,414	111,853	123,660	(19,439)	(11,807)
Gross profit	20,057	64,360	94,953	(44,303)	(30,593)
Selling, general and administrative expenses	183,165	216,322	197,432	(33,157)	18,890
Loss from operations	(163,108)	(151,962)	(102,479)	11,146	49,483
Interest expense	(227,049)	(217,281)	(84,486)	9,768	132,795
Gain on derivative financial instruments	-	18,000	8,000	(18,000)	10,000
Net loss	$(390,157)	$(351,243)	$(178,965)	$38,914	$172,278

Service Revenue.
The decrease in Service Revenue of $42,400 from 2010 to 2011 and $63,742 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $11,807 from 2010 to 2011 and $19,439 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $30,593 from 2010 to 2011 and $44,303 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 43% in 2010 to 37% in 2011 to 18% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The $18,890 increase in SG&A from 2010 to 2011 is primarily related to the following: (1) Effective January 1, 2010 there were no Bluegate Corporation employees and Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services which totaled $135,000 for the nine months ended September 30, 2011 compared to $45,000 for the nine months ended September 30, 2010. The $135,000 increase was partially offset by (2) Effective July 1, 2010, the Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities which had the effect reducing Bluegate’s monthly rent to $2,000 for the nine months ended September 30, 2011 as compared to approximately $66,000 of rent expense recorded for the nine months ended September 30, 2010. The decrease of $33,157 from 2011 to 2012 is primarily a result of (1) a $16,037 reduction in the Director and Officer Liability insurance premium, and (2) a $16,000 reduction of Texas franchise taxes.

Interest Expense.
The increase in Interest Expense of $132,795 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for nine months in 2011 as compared to four months in 2010. The increase in Interest Expense of $9,768 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012.

Gain (loss) on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $4,000 at September 30, 2012 and 2011, respectively. The $18,000 change in fair value for the nine months is reported in our statement of operations as a gain on derivative financial instruments as of September 30, 2011.

Net Loss.
The Net Loss increased $172,278 from 2010 to 2011 and $38,914 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION
	Nine Months Ended September 30,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash used in operating activities	$(35,803)	$(31,113)	$(18,093)	$4,690	$13,020

Net cash provided by financing activities	35,000	30,000	-	5,000	30,000
Net decrease in cash	$(803)	$(1,113)	$(18,093)	$310	$16,980

Cash balance at end of period	$5,134	$9,100	$8,991

Operating Activities.
The increase of $13,020 from 2010 to 2011 in cash used in operations is primarily due to the $30,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement. The increase of $4,690 from 2011 to 2012 is insignificant.

Financing Activities.
The increase of $30,000 from 2010 to 2011 and increase of $5,000 from 2011 to 2012 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2012, our cash and cash equivalents were $5,134; total current assets were $19,557, total current liabilities were $2,107,264 and total stockholders’ deficit was $2,087,707.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date:	October 5, 2012	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	October 5, 2012	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2