Form 10-K
period 2012-12-31
BLUEGATE CORP
filed 2013-01-22
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No x

As of January 22, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $257,487. On January 22, 2013, the registrant had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

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

Our functional currency is the U.S. dollar.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2013, which raises substantial doubt about our ability to continue as a going concern.

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

On December 27, 2010 our 100% owned subsidiary, Trilliant Technology Group, Inc. was dissolved.

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

OUR BUSINESS - CUSTOMERS AND VENDORS

Major Customers.  During 2012, our top five customers accounted for 35% of our service revenue and no single customer accounted for more than 10% of service revenue.

Major Vendors. During 2012, our top five vendors accounted for 88% of our purchases and no single vendor accounted for more than 50% of purchases.

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

COMMON STOCK PRICE RANGE	2012		2011
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0100	$0.0015	$0.0500	$0.0050
Second Quarter	0.0050	0.0015	0.0180	0.0070
Third Quarter	0.0290	0.0030	0.0093	0.0050
Fourth Quarter	0.0100	0.0007	0.0129	0.0015

COMMON STOCK

On January 18, 2013, we had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

On January 18, 2013, the closing bid price of our stock was $0.020 per share.

On January 18, 2013, we had approximately 508 shareholders of record.

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

SALE OF UNREGISTERED SECURITIES

NONE.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	23,332	$0.25	1,867,315	(1)

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan").  The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability.  The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors.  The 2005 Plan is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2012, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

Item 6. Selected Financial Data.

Disclosure is not required as a result of our Company’s status as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements.

OVERVIEW

Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2013, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2012 and 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:

	2012		2011
Net loss	$	(528,397)	$(473,319)
Negative cash flow from operations		(47,175)	(34,276)
Negative working capital		(2,225,947)	(1,697,550)
Stockholders’ deficit		(2,225,947)	(1,697,550)

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended December 31, 2012 have been funded by loans from related parties. As of December 31, 2012, our cash and cash equivalents were $3,762; total current assets were $17,430, total current liabilities were $2,243,377 and total stockholders’ deficit was $2,225,947.

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

RESULTS OF OPERATIONS

	Year Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Service revenue	$143,334	$222,758	$283,219	$(79,424)	$(60,461)
Cost of services	120,331	147,233	161,768	(26,902)	(14,535)
Gross profit	23,003	75,525	121,451	(52,522)	(45,926)
Selling, general and administrative expenses	247,590	277,084	285,581	(29,494)	(8,497)
Loss from operations	(224,587)	(201,559)	(164,130)	23,028	37,429
Interest expense	(303,810)	(293,760)	(84,486)	10,050	209,274
Gain on derivative financial instrument	-	22,000	3,000	(22,000)	19,000
Net loss	$(528,397)	$(473,319)	$(245,616)	$55,078	$227,703

Service Revenue.

The decrease in Service Revenue of $60,461 from 2010 to 2011 and $79,424 from 2011 to 2012 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $14,535 from 2010 to 2011 and $26,902 from 2011 to 2012 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $45,926 from 2010 to 2011 and $52,522 from 2011 to 2012. Our Gross Profit as a percentage of Service Revenue decreased from 43% in 2010 to 34% in 2011 and decreased to 16% in 2012 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decreases in SG&A from 2010 to 2011 of $8,497 and from 2011 to 2012 of $29,494 are primarily due to the reduction of certain expenses attributable to the reduction in our networking service (carrier/circuit) business.

Interest Expense.

The increase in Interest Expense of $209,274 from 2010 to 2011 was a result of the $30,000 increase in borrowings under the secured note payable to related party and resumption of interest being charged for twelve months in 2011 as compared to seven months in 2010. The increase in Interest Expense of $10,050 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012.

Gain on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2012 and 2011. The change in fair value of $22,000 in 2011 is reported in our statement of operations as a gain on derivative financial instruments.

Net Loss.

The Net Loss increased $227,703 from 2010 to 2011 and $55,078 from 2011 to 2012 due to the items described above.

FINANCIAL CONDITION

	Year Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 from 2011	2011 from 2010
Net cash (used in) operating activities	$(47,175)	$(34,276)	$(16,871)	$12,899	$17,405
Net cash provided by financing activities	45,000	30,000	-	15,000	30,000
Net (decrease) in cash	$(2,175)	$(4,276)	$(16,871)	$2,101	$12,595
Cash balance at end of period	$3,762	$5,937	$10,213

Operating Activities.

The increase of $17,405 from 2010 to 2011 in cash used in operations is primarily due to the $30,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement. The increase of $12,899 from 2011 to 2012 is insignificant.

Financing Activities.

The increases in cash provided by financing activities from 2010 to 2011 of $30,000 and from 2011 to 2012 of $15,000 are due to the increase in proceeds from related party short term debt.

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

REVENUE RECOGNITION

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided.  At December 31, 2012 and 2011, total deferred service revenue was $7,813 and $16,207, respectively.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2013, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2012 and 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:

	2012	2011
Net loss	$(528,397)	$(473,319)
Negative cash flow from operations	(47,175)	(34,276)
Negative working capital	(2,225,947)	(1,697,550)
Stockholders’ deficit	(2,225,947)	(1,697,550)

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

We have supported current operations by loans from a related party.

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

BLUEGATE CORPORATION

__________

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

BLUEGATE CORPORATION
TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-3
Financial Statements:
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for the years ended December 31, 2012 and 2011	F-5
Statements of Stockholders' Deficit for the years ended December 31, 2012 and 2011	F-6
Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To           the Board of Directors

Bluegate Corporation

Houston, Texas

We have audited the accompanying balance sheets of Bluegate Corporation (“Bluegate”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluegate as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bluegate will continue as a going concern. As discussed in Note 2 to the financial statements, Bluegate has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

January 22, 2013

BLUEGATE CORPORATION
BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,762	$5,937
Accounts receivable, net	3,233	2,568
Prepaid expenses and other	10,435	6,587
Total current assets	$17,430	$15,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,435	$11,318
Accounts payable to related party	519,241	320,664
Accrued liabilities	20,837	30,212
Note payable to related party	1,245,000	1,200,000
Accrued liabilities to related parties	438,051	134,241
Deferred revenue	7,813	16,207
Total current liabilities	2,243,377	1,712,642

Commitments and contingencies - Note 10

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2012 and 2011; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2012)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2012 and 2011, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2012)

Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at December 31, 2012 and 2011, respectively	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,672,267)	(24,143,870)
Total stockholders’ deficit	(2,225,947)	(1,697,550)
Total liabilities and stockholders’ deficit	$17,430	$15,092

The accompanying notes are an integral

part of these financial statements.

BLUEGATE CORPORATION
STATEMENTS OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31,

	2012	2011
Service revenue	$143,334	$222,758
Cost of services	120,331	147,233
Gross profit	23,003	75,525
Selling, general and administrative expenses	247,590	277,084
Loss from operations	(224,587)	(201,559)
Interest expense	(303,810)	(293,760)
Gain on derivative financial instruments	-	22,000
Net loss	$(528,397)	$(473,319)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	46,033,565	26,143,154

The accompanying notes are an integral

part of these financial statements.

BLUEGATE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2010	26,033,565	$26,034	48	$-	10	$-	$22,160,286	$(23,670,551)	$(1,484,231)
Issuance of common stock for related party debt	20,000,000	20,000					240,000		260,000
Net loss								(473,319)	(473,319)
Balance at December 31, 2011	46,033,565	46,034	48	-	10	-	22,400,286	(24,143,870)	(1,697,550)

Net loss								(528,397)	(528,397)
Balance at December 31, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,672,267)	$(2,225,947)

The accompanying notes are an integral

part of these financial statements.

BLUEGATE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
	2012	2011
Cash flows from operating activities:
Net loss	$(528,397)	$(473,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain	-	(22,000)

Changes in operating assets and liabilities:
Accounts receivable	(665)	2,793
Prepaid expenses and other current assets	(3,848)	10,275
Accounts payable and accrued liabilities	(8,258)	(32,357)
Accounts payable to related party	198,577	181,572
Accrued liabilities to related parties	303,810	293,760
Deferred revenue	(8,394)	5,000
Net cash used in operating activities	(47,175)	(34,276)

Cash flows from financing activities:
Proceeds from related party short term debt	45,000	30,000
Net cash provided by financing activities	45,000	30,000

Net (decrease) in cash and cash equivalents	(2,175)	(4,276)
Cash and cash equivalents at beginning of period	5,937	10,213
Cash and cash equivalents at end of period	$3,762	$5,937

Non Cash Transactions: Issuance of common stock for partial conversion of related party promissory note and accrued interest	$-	$260,000

Supplemental information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral

part of these financial statements.

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Following is a summary of the Company's significant accounting policies:

SIGNIFICANT ESTIMATES

The preparation  of financial statements in conformity with accounting  principles  generally  accepted in the United States of America requires  management  to  make  estimates  and  assumptions that affect the reported  amounts  of  assets  and liabilities and disclosure of contingent assets  and  liabilities  at  the  dates  of  the  financial statements  and  the  reported  amounts of revenues and expenses during the periods.  Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid short-term investments with an original  maturity  of  three  months  or  less  when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.  In February 2008, as a result of the transaction described in footnote 5 – note payable to related party and footnote 8 – stockholders’ deficit, as condition to and as additional consideration for SAI Corporation’s (“SAIC”) agreement to lend funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement.

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

NOTES TO FINANCIAL

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

On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled; therefore there were no derivative financial instruments outstanding at December 31, 2012 and 2011.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2012 and 2011, deferred service revenue was $7,813 and $16,207 respectively.

LOSS PER SHARE

Basic  and  diluted  net  loss  per  share  is computed on the basis of the weighted  average  number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2012 and 2011  were  not considered in the calculation of diluted earnings per share because  the  Company's  net  loss  rendered  their  impact  anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2012 and 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2012 and 2011, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.  We experienced negative financial results as follows:

	2012	2011
Net loss	$(528,397)	$(473,319)
Negative cash flow from operations	(47,175)	(34,276)
Negative working capital	(2,225,947)	(1,697,550)
Stockholders’ deficit	(2,225,947)	(1,697,550)

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

We have supported current operations by obtaining loans from a related party.

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

These alternatives could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

o	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

o	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2012 and 2011:

	2012	2011
Accounts receivable	$3,281	$2,616
Less allowance for bad debts	(48)	(48)
	3,233	2,568

4. ACCOUNTS PAYABLE TO RELATED PARTY
The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:	12/31/2012	12/31/2011
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC.	$98,741	$97,664
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	455,500	270,000
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities.	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.	17,000	5,000
	$519,241	$320,664
5. NOTE PAYABLE TO RELATED PARTY

Note payable at December 31, 2012 and 2011 is summarized below:	12/31/2012	12/31/2011
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,250,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During 2012, Bluegate borrowed $45,000 for working capital purposes.

	$1,245,000	$1,200,000
6. ACCRUED LIABILITIES TO RELATED PARTIES
The accrued liabilities to related parties is summarized below:	12/31/2012	12/31/2011
Accrued interest on the note payable to SAIC	$394,132	$90,322
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$438,051	$134,241

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

__________

7. INCOME TAXES

The composition of deferred tax assets at December 31, 2012 and 2011 were as follows:

Deferred tax assets	2012	2011
Benefit from carryforward of net operating loss	$2,323,000	$2,237,000
Less valuation allowance	(2,323,000)	(2,237,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of  operations  and  the  amount  that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2012 and 2011 is attributable to the valuation allowance.

At December 31, 2012, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,834,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2032. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 8 - Series C Preferred Stock).

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

On May 22, 2010, we sold 10 shares of Series D preferred stock to SAI Corporation (“SAIC”), a corporation controlled by Stephen Sperco by modifying the existing Promissory Note and Security Agreement as follows: (1) SAIC's waiver of accrued interest of $84,740 for the period from February 1, 2010 through May 22, 2010, and (2) SAIC's waiver of any applicable interest payments for the period from May 23, 2010 through December 31, 2010 (estimated to be up to $109,973 without any present value effect). See footnote 5.

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

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress.  The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors.  The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2012, 1,132,685 shares of common stock have been granted.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

 BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

__________

SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2011	6,905,433	$0.29
Forfeited	(5,900,101)	0.39
Outstanding at January 1, 2012	1,005,332	0.29
Forfeited	(982,000)	0.29
Outstanding and exercisable at December 31, 2012	23,332	0.25	0.02

There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2012.

Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Months)	Exercise Price ($)	Vesting Date

3,750	3,750	1	0.25	January 2008
3,750	3,750	1	0.25	February 2008
3,750	3,750	1	0.25	March 2008
3,750	3,750	1	0.25	April 2008
2,917	2,917	1	0.25	May 2008
2,917	2,917	1	0.25	June 2008
417	417	1	0.25	July 2008
417	417	1	0.25	August 2008
417	417	1	0.25	September 2008
417	417	1	0.25	October 2008
417	417	1	0.25	November 2008
413	413	1	0.25	December 2008
23,332	23,332

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

__________

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
Outstanding at January 1, 2011	16,241,133	0.03 - 1.00	0.31
Forfeited	(15,186,133)	0.03 - 1.00	0.29
Outstanding at January 1, 2012	1,055,000	0.03 - 1.00	0.68
Forfeited or Canceled	(925,000)	0.03 - 1.00	0.75
Outstanding and Exercisable at December 31, 2012	130,000	0.17	0.17	0.06

There was no aggregate intrinsic value of the warrants at December 31, 2012.
NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTRACTUAL LIFE (MONTHS)	EXERCISE PRICE ($)
130,000	130,000	January 2013	1	0.17
130,000	130,000

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

As of December 31, 2012, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 130,000 warrants; (iii) 23,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 47,636,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

9. DERIVATIVE LIABILITY

Embedded feature of equity-linked financial instrument:

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. ASC 815-15 is effective for fiscal years beginning after December 15, 2008. 9,034,800 of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of ASC 815-15.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000 by recording a reduction of $4,600,000 to Additional Paid In Capital and $4,516,000 to Accumulated Deficit.  The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders’ deficit. On December 29, 2011 we received notification that the remaining 6,000,000 warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The $22,000 change in fair value from 2010 is reported in our statement of operations as a gain on derivative financial instruments.

Bluegate used the Black-Scholes option pricing model to value the embedded feature of the liability using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 340%; risk-free interest rates of 5.0%; and expected terms based on the contractual term.

10. COMMITMENTS AND CONTINGENCIES

Lease commitment
Currently Bluegate pays rent on a month-to-month basis. Rent expense is summarized below:	12/31/2012	12/31/2011
From January 1, 2011 through July 31, 2011, Bluegate paid $4,000 on a month-to-month basis	$-	$28,000
From January 1, 2011 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	-	(28,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	12,000	-
	$12,000	$-

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company engaged in related party transactions as follows:

12/31/2012	12/31/2011
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,250,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During 2012, Bluegate borrowed $45,000 for working capital purposes.

$1,245,000	$1,200,000

During 2012 and 2011, the Company incurred interest expense on the related party note payable debt of $303,810 and $293,760, respectively. At December 31, 2012 and December 31, 2011, $394,132 and $90,322, respectively is payable to SAIC and included under the caption accrued liabilities to related parties on the balance sheet.

Accounts payable to related parties:

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:	12/31/2012	12/31/2011
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC.	$98,741	$97,664
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	455,500	270,000
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities.	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.	17,000	5,000
	$519,241	$320,664

Lease Commitment:

Currently Bluegate pays rent on a month-to-month basis. Rent expense is summarized below:	12/31/2012	12/31/2011
From January 1, 2011 through July 31, 2011, Bluegate paid $4,000 on a month-to-month basis	$-	$28,000
From January 1, 2011 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	-	(28,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	12,000	-
	$12,000	$-

Accrued liabilities to related parties:

The accrued liabilities to related parties is summarized below:	12/31/2012	12/31/2011
Accrued interest on the note payable to SAIC	$394,132	$90,322
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$438,051	$134,241

12. CUSTOMERS AND VENDORS

Major Customers.  During 2012, our top five customers accounted for 35% of our service revenue and no single customer accounted for more than 10% of service revenue.

Major Vendors. During 2012, our top five vendors accounted for 88% of our purchases and no single vendor accounted for more than 50% of purchases.

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

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2012.

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

 Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2012, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Stephen Sperco (a)	59	Director/Chief Executive Officer/President
Manfred Sternberg (b)	53	Former Director/Chief Strategy Officer
William Koehler (c)	47	Former Director/President
Charles Leibold (d)	63	Director/Chief Financial Officer
Dale Geary (e)	55	Former Director

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

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2012, the Board of Directors held two meetings which were attended by all members.

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

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee is Stephen J. Sperco and Charles E. Leibold.

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2012.

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

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

                                                                              SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Stephen Sperco (1)	2012	-	-	-
CEO (PEO), President/Director	2011	-	-	-

Manfred Sternberg (2)	2012	-	-	-
Former Chief Strategy Officer/ Director	2011	-	-	-

William Koehler (3)	2012	-	-	-
Former President/Director	2011	-	-	-

Charles Leibold (4)	2012	-	-	-
CFO (PFO), Secretary/Director	2011	-	-	-

Larry Walker (5)	2012	-	-	-
Former President of Trilliant Technology Group, Inc.	2011	-	-	-
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2012 NONE
DIRECTOR COMPENSATION

There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of January 14, 2013 which was 46,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)
Common Stock	SAI Corporation	27,820,250	(2)	58.6%
	180 North Stetson Avenue, Suite 700
	Chicago, Illinois 60601
Common Stock	Manfred Sternberg	3,903,868	(3)	8.5%
	1110 Guinea Drive
	Houston, Texas 77055
Common Stock	William Koehler	2,735,117	(4)	5.9%
	1602 Lynnview Drive
	Houston, Texas 77055
Common Stock	Charles Leibold	150,000	(5)	0.3%
	701 N. Post Oak Road, Suite 350
	Houston, Texas 77024
All executive officers and directors - 2 persons		27,970,250	(6)	59.2%

(1) The percentage of beneficial ownership of Common Stock is based on 46,033,565 shares of Common Stock outstanding as of January 14, 2013 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

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

(5) The 150,000 shares beneficially owned by Mr. Leibold are common shares owned directly by Mr. Leibold.

(6) Includes shares, options, warrants and preferred convertible shares owned by these persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2012 and 2011, the Company engaged in related party transactions as follows:

Secured note payable:  During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen Sperco (“SS”), to borrow up to $500,000. On February 28, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $700,000 and on February 28, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. As condition to and as additional consideration for SAIC’s agreement to lend the funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement, and increased the interest rate from 12% to 15% per annum. On July 14, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $900,000 and on July 31, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, the Company agreed to pay (1) SAIC a $40,000 origination fee and (2) Sperco Technology Group, Inc. (“STG”), a corporation controlled by SS, all past due amounts totaling $104,972. On August 14, 2008, the Company entered into a short term unsecured loan with SAIC to meet its working capital needs to borrow $65,000. Upon borrowing the $65,000, the Company agreed to pay SAIC a $6,500 origination fee and to repay SAIC with the first available funds once the August 15, 2008 payroll and medical insurance premium was paid. The Company paid the $65,000 loan and $6,500 fee on August 15, 2008. On August 28, 2008, the Company borrowed $50,000 from SAIC and agreed to pay SAIC a $5,000 origination fee. The Company paid the $50,000 funds borrowed and $5,000 fee on September 11, 2008. On October 16, 2008, the line of credit agreement with SAIC was amended to increase the borrowing to $1,100,000 and on October 21, 2008, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, Bluegate agreed to pay (1) SAIC a $20,000 origination fee and (2) STG all past due amounts totaling $56,837. On February 23, 2009, the line of credit agreement with SAIC was amended to increase the borrowing to $1,300,000 and on February 26, 2009, Bluegate borrowed the additional $200,000 from SAIC for working capital purposes. Upon Bluegate borrowing the additional $200,000, Bluegate agreed to pay SAIC a $20,000 origination fee.

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

On December 29, 2011 we finalized and consummated a transaction with a deemed effective date of December 30, 2011 whereby we issued 20,000,000 shares of common stock for the partial settlement of a related party promissory note for $30,000 and accrued interest payable of $230,000, or a total of $260,000. The conversion and purchase price per share was $0.013 when the market price was $0.003; therefore there was no excess of the fair value of the stock over the debt converted. SAI Corporation, an entity controlled by Stephen Sperco, Director and CEO, received 20,000,000 shares.

On January 30, 2012, June 27, 2012, September 26, 2012, December 3, 2012 and December 28, 2012 Bluegate borrowed $15,000, $10,000, $10,000, $5,000 and $5,000 respectively from SAIC for working capital purposes.

As of December 31, 2012 and December 31, 2011, the Company owed $1,245,000 and $1,200,000 respectively on the note payable.

During 2012 and 2011, the Company incurred interest expense on the related party note payable debt of $303,810 and $293,760, respectively. At December 31, 2012 and December 31, 2011, $394,132 and $90,322, respectively is payable to SAIC and included under the caption accrued liabilities to related parties on the balance sheet.

Accounts payable to related parties: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. At December 31, 2012 and December 31, 2011 there were no amounts owed to STG.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2012 and December 31, 2011, $98,741 and $97,664, respectively is payable to Sperco, LLC. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and in August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement. As of December 31, 2012 and December 31, 2011 Bluegate owes $455,500 and $270,000, respectively for those services. The combined amount of $519,241 and $320,664 is included under the caption accounts payable to related party on the balance sheet as of December 31, 2012 and December 31, 2011, respectively.

SS is the sole manager and member of Structured Systems Design, LLC, (“SSD”) a Delaware limited liability company. Effective July 1, 2010, SSD in conjunction with other Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. Effective August 1, 2011, Sperco, LLC, SSD and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay the Sperco entities $1,000 rent on a month-to-month basis. As of December 31, 2012 and December 31, 2011, the Sperco entities owed $35,000 and $47,000, respectively in rent payments to Bluegate and the $35,000 and $47,000 is included as an offset and included under the caption accounts payable to related party on the balance sheet.

Accrued liabilities to related parties: As of December 31, 2012 and December 31, 2011: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $438,051 and $134,241, respectively on the balance sheet. As of December 31, 2012 and December 31, 2011, accrued interest on the note payable to related party of $394,132 and $90,322, respectively are included under the caption accrued liabilities to related parties totaling $438,051 and $134,241, respectively on the balance sheet.

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

Cancellation of Warrants: On December 29, 2011 we received notification that 7,500,000 warrants issued to related party, SAI Corporation, were to be canceled. Of the 7,500,000 warrants, 6,000,000 warrants contained an anti-dilutive provision. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2012 and 2011.

As of December 31, 2012, the company has outstanding: (i) 46,033,565 shares of common stock; (ii) 130,000 warrants; (iii) 23,332 options; and, (iv) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 47,636,897 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas.  MB audited our consolidated financial statements for the years ended December 31, 2012 and 2011.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2012 and 2011 were as follows:

2012	2011
$10,500	$16,500
2. TAX FEES.

Our tax return fees for the years ended December 31, 2012 and 2011 were as follows:

2012	2011
$1,975	$4,200
3. ALL OTHER FEES.

2012	2011
$475	$-

For the year ended December 31, 2012, we were billed for work performed regarding the review of our S-1 registration statement.

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
BLUEGATE CORPORATION
January 22, 2013	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
January 22, 2013	By: /s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

January 22, 2013	By: /s/ Charles E. Leibold
Charles E. Leibold, CPA
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(1) of CEO

31.2	Certification pursuant to Rule 13a-14(1) of CFO

32.1	Certification pursuant to Rule 13a–14(b) of CEO

32.2	Certification pursuant to Rule 13a–14(b) of CFO