Form 10-Q
period 2013-03-31
BLUEGATE CORP
filed 2013-04-10
CIK 768216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of April 10, 2013.

ITEM  1.   FINANCIAL STATEMENTS

BLUEGATE CORPORATION
BALANCE SHEETS UNAUDITED

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,665	$3,762
Accounts receivable, net	2,161	3,233
Prepaid expenses and other	10,435	10,435
Total current assets	$15,261	$17,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,097	$12,435
Accounts payable to related party	568,766	519,241
Accrued liabilities	7,513	20,837
Note payable to related party	1,271,600	1,245,000
Accrued liabilities to related parties	514,299	438,051
Deferred revenue	1,035	7,813
Total current liabilities	2,374,310	2,243,377

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2013)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2013)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at March 31, 2013 and December 31, 2012	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,805,369)	(24,672,267)
Total stockholders’ deficit	(2,359,049)	(2,225,947)
Total liabilities and stockholders’ deficit	$15,261	$17,430

See accompanying notes to financial statements

BLUEGATE CORPORATION STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
UNAUDITED

	2013	2012
Service revenue	$32,153	$40,230
Cost of services	26,965	33,652
Gross profit	5,188	6,578
Selling, general and administrative expenses	62,041	62,363
Loss from operations	(56,853)	(55,785)
Interest expense	(76,249)	(75,259)
Net loss	$(133,102)	$(131,044)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2013 UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,672,267)	$(2,225,947)
Net loss								(133,102)	(133,102)
Balance at March 31, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,805,369)	$(2,359,049)

See accompanying notes to financial statements

BLUEGATE CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
UNAUDITED

	2013	2012
Cash flows from operating activities:
Net loss	$(133,102)	$(131,044)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	1,072	433
Prepaid expenses and other current assets	-	(5,000)
Accounts payable and accrued liabilities	(14,662)	(3,408)
Accounts payable to related party	49,525	49,188
Accrued liabilities to related parties	76,248	75,259
Deferred revenue	(6,778)	1,397
Net cash used in operating activities	(27,697)	(13,175)

Cash flows from financing activities:
Proceeds from related party short term debt	26,600	15,000
Net cash provided by financing activities	26,600	15,000

Net (decrease) increase in cash and cash equivalents	(1,097)	1,825
Cash and cash equivalents at beginning of period	3,762	5,937
Cash and cash equivalents at end of period	$2,665	$7,762

Supplemental information: Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to financial statements

BLUEGATE CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation (“we”, “our”, “Bluegate” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2013, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Bluegate is unable to continue as a going concern.

3. ACCOUNTS PAYABLE TO RELATED PARTY
The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:	3/31/2013	12/31/2012
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC.	$98,766	$98,741
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	502,000	455,500
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	20,000	17,000
	$568,766	$519,241

4. NOTE PAYABLE TO RELATED PARTY

Note payable at March 31, 2013 and December 31, 2012 is summarized below:	3/31/2013	12/31/2012
Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,275,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During the three months ended March 31, 2013 and the year ended December 31, 2012, Bluegate borrowed $26,600 and $45,000, respectively for working capital purposes.
	$1,271,600	$1,245,000

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:	3/31/2013	12/31/2012
Accrued interest on the note payable to SAIC	$470,380	$394,132
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$514,299	$438,051

6. EQUITY TRANSACTIONS

As of March 31, 2013, the company has outstanding: (i) 46,033,565 shares of common stock; and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2013 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2012.

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

GOING CONCERN
We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2013 (included in our annual report on Form 10-K for the year ended December 31, 2012), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2013 and the year ended December 31, 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2013 and 2012, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2013	2012
Net loss	$(133,102)	$(131,044)
Negative cash flow from operations	(27,697)	(13,175)
Negative working capital	(2,359,049)	(1,828,594)
Stockholders’ deficit	(2,359,049)	(1,828,594)

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

RESULTS OF OPERATIONS
	Three Months Ended March 31,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$32,153	$40,230	$63,051	$(8,077)	$(22,821)
Cost of services	26,965	33,652	39,652	(6,687)	(6,000)
Gross profit	5,188	6,578	23,399	(1,390)	(16,821)
Selling, general and administrative expenses	62,041	62,363	65,130	(322)	(2,767)
Loss from operations	(56,853)	(55,785)	(41,731)	1,068	14,054
Interest expense	(76,249)	(75,259)	(64,778)	990	10,481
Loss on derivative financial instruments	-	-	(13,000)	-	(13,000)
Net loss	$(133,102)	$(131,044)	$(119,509)	$2,058	$11,535

Service Revenue.
The decrease in Service Revenue of $22,821 from 2011 to 2012 and $8,077 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.
The net decrease in Cost of Services of $6,000 from 2011 to 2012 and $6,687 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.
Our Gross Profit decreased $16,821 from 2011 to 2012 and $1,390 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 37% in 2011 and to 16% in 2012 and 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).
The SG&A decrease of $2,767 from 2011 to 2012 and $322 from 2012 to 2013 is insignificant.

Interest Expense.
The increase in Interest Expense of $10,481 from 2011 to 2012 was due to the $10,000 late charge penalty assessed for not paying the interest. The increase of $990 from 2012 to 2013 is insignificant.

The decrease of Loss on Derivative Financial Instruments.
In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement.  Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- and $35,000 at March 31, 2012 and 2011, respectively. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled. Due to the cancelation, there were no derivative financial instruments outstanding at December 31, 2011 and therefore, the fair value of these liabilities was -0- at December 31, 2011. The change in fair value of $13,000 in 2011 was reported in our statement of operations as a loss on derivative financial instruments as of March 31, 2011.

Net Loss.
The Net Loss increased $11,535 from 2011 to 2012 and $2,058 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION
	Three Months Ended March 31,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash (used in) by operating activities	$(27,697)	$(13,175)	$(25,228)	$14,522	$(12,053)

Net cash provided by financing activities	26,600	15,000	30,000	11,600	(15,000)
Net (decrease) increase in cash	$(1,097)	$1,825	$4,772	$(2,922)	$(2,947)

Cash balance at end of period	$2,665	$7,762	$14,985

Operating Activities.
The decrease of $12,053 in cash used in operations from 2011 to 2012 is due primarily to an $8,162 reduction in the Directors, Officers and Corporate Liability Insurance premiums. The increase of $14,522 from 2012 to 2013 is primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.
The decrease of $15,000 in cash provided by financing activities from 2011 to 2012 is due to a decrease in related party short term debt. The increase of $11,600 from 2012 to 2013 is due to an increase in related party short term debt.

BLUEGATE STRATEGY
Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2013, our cash and cash equivalents were $2,665; total current assets were $15,261, total current liabilities were $2,374,310 and total stockholders’ deficit was $2,359,049.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date:	April 10, 2013	/s/	Stephen J. Sperco

Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date:	April 10, 2013	/s/	Charles E. Leibold

Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2