Form 10-Q
period 2013-06-30
BLUEGATE CORP
filed 2013-07-10
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-22711

BLUEGATE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 North Post Oak Road, Suite 350, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 713-682-7402
Issuer's telephone number

Indicate by check mark whether the registrant :(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of July 10, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BLUEGATE CORPORATION

BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,546	$3,762
Accounts receivable, net	1,620	3,233
Prepaid expenses and other	10,435	10,435
Total current assets	$13,601	$17,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,097	$12,435
Accounts payable to related party	618,266	519,241
Accrued liabilities	8,071	20,837
Note payable to related party	1,281,600	1,245,000
Accrued liabilities to related parties	591,925	438,051
Deferred revenue	1,454	7,813
Total current liabilities	2,512,413	2,243,377

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2013)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2013)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at June 30, 2013 and December 31, 2012	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(24,945,132)	(24,672,267)
Total stockholders’ deficit	(2,498,812)	(2,225,947)
Total liabilities and stockholders’ deficit	$13,601	$17,430

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service revenue	$24,008	$36,145	$56,161	$76,375
Cost of services	25,390	31,639	52,355	65,291
Gross profit (loss)	(1,382)	4,506	3,806	11,084
Selling, general and administrative expenses	60,755	61,272	122,796	123,635
Loss from operations	(62,137)	(56,766)	(118,990)	(112,551)
Interest expense	(77,626)	(75,454)	(153,875)	(150,713)

Net loss	$(139,763)	$(132,220)	$(272,865)	$(263,264)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565	46,033,565	46,033,565

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,672,267)	$(2,225,947)
Net loss								(272,865)	(272,865)
Balance at June 30, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,945,132)	$(2,498,812)

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

UNAUDITED

	2013	2012
Cash flows from operating activities:
Net loss	$(272,865)	$(263,264)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	1,613	2,012
Prepaid expenses and other current assets	-	(5,000)
Accounts payable and accrued liabilities	(14,104)	(10,127)
Accounts payable to related party	99,025	97,077
Accrued liabilities to related parties	153,874	150,713
Deferred revenue	(6,359)	1,038
Net cash used in operating activities	(38,816)	(27,551)

Cash flows from financing activities:
Proceeds from related party short term debt	36,600	25,000
Net cash provided by financing activities	36,600	25,000

Net decrease in cash and cash equivalents	(2,216)	(2,551)
Cash and cash equivalents at beginning of period	3,762	5,937
Cash and cash equivalents at end of period	$1,546	$3,386

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to unaudited financial statements

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2013, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

3. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	6/30/2013	12/31/2012
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC	$98,766	$98,741
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	548,500	455,500
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	23,000	17,000
	$618,266	$519,241

4. NOTE PAYABLE TO RELATED PARTY

Note payable at June 30, 2013 and December 31, 2012 is summarized below:

6/30/2013	12/31/2012

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,285,000 from the previous balance of $1,275,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent.

During the six months ended June 30, 2013 and the year ended December 31, 2012, Bluegate borrowed $36,600 and $45,000, respectively for working capital purposes.

$1,281,600	$1,245,000

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	6/30/2013	12/31/2012
Accrued interest on the note payable to SAIC	$548,006	$394,132
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$591,925	$438,051

6. EQUITY TRANSACTIONS

As of June 30, 2013, the company had outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company had 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2013 and for the six months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2012.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Bluegate does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Bluegate evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Bluegate uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. On December 29, 2011 we received notification that the remaining warrants with an anti-dilutive provision issued to related party, SAI Corporation, were to be canceled; therefore there were no derivative financial instruments outstanding since December 29, 2011.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2013 (included in our annual report on Form 10-K for the year ended December 31, 2012), which raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2013 and the year ended December 31, 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the six months ended June 30, 2013 and 2012, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2013	2012
Net loss	$(272,865)	$(263,264)
Negative cash flow from operations	(38,816)	(27,551)
Negative working capital	(2,498,812)	(1,960,814)
Stockholders’ deficit	(2,498,812)	(1,960,814)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

	Three Months Ended June 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$24,008	$36,145	$59,113	$(12,137)	$(22,968)
Cost of services	25,390	31,639	37,195	(6,249)	(5,556)
Gross profit (loss)	(1,382)	4,506	21,918	(5,888)	(17,412)
Selling, general and administrative expenses	60,755	61,272	69,814	(517)	(8,542)

Loss from operations	(62,137)	(56,766)	(47,896)	5,371	8,870
Interest expense	(77,626)	(75,454)	(75,999)	2,172	(545)
Loss on derivative financial instruments	-	-	(3,000)	-	(3,000)

Net loss	$(139,763)	$(132,220)	$(126,895)	$7,543	$5,325

Service Revenue.

The decrease in Service Revenue of $22,968 from 2011 to 2012 and $12,137 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The decrease in Cost of Services of $5,556 from 2011 to 2012 and $6,249 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $17,412 from 2011 to 2012 and $5,888 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 37% in 2011 to 12% in 2012 to negative 6% in 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decrease of $8,542 in SG&A from 2011 to 2012 is primarily a result of a $7,018 reduction in the Director and Officer Liability insurance premium. The decrease from 2012 to 2013 of $517 is insignificant.

Interest Expense.

The decrease in Interest Expense of $545 from 2011 to 2012 is insignificant. The increase of $2,172 from 2012 to 2013 is due to the increase in the note payable to related party.

Gain (loss) on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement. Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- at June 30, 2013 and 2012. The $3,000 change in fair value for the three months was reported in our statement of operations as a loss on derivative financial instruments as of June 30, 2011.

Net Loss.

The Net Loss increased $5,325 from 2011 to 2012 and $7,543 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended June 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash used in operating activities	$(11,119)	$(14,376)	$(7,276)	$(3,257)	$7,100
Net cash provided by financing activities	10,000	10,000	-	-	10,000
Net decrease in cash	$(1,119)	$(4,376)	$(7,276)	$3,257	$2,900
Cash balance at end of period	$1,546	$3,386	$7,709

Operating Activities.

The increase of $7,100 from 2011 to 2012 in cash used in operations is primarily due to: (1) $5,019 relating to the Texas Franchise Tax audits for the years 2009 and 2010 and (2) $2,875 for professional services to conform to the XBRL filings with the SEC. The decrease of $3,257 from 2012 to 2013 is primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.

The increase of $10,000 from 2011 to 2012 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

	Six Months Ended June 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$56,161	$76,375	$122,164	$(20,214)	$(45,789)
Cost of services	52,355	65,291	76,847	(12,936)	(11,556)
Gross profit	3,806	11,084	45,317	(7,278)	(34,233)
Selling, general and administrative expenses	122,796	123,635	134,944	(839)	(11,309)
Loss from operations	(118,990)	(112,551)	(89,627)	6,439	22,924
Interest expense	(153,875)	(150,713)	(140,777)	3,162	9,936
Loss on derivative financial instruments	-	-	(16,000)	-	(16,000)

Net loss	$(272,865)	$(263,264)	$(246,404)	$9,601	$16,860

Service Revenue.

The decrease in Service Revenue of $45,789 from 2011 to 2012 and $20,214 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The decrease in Cost of Services of $11,556 from 2011 to 2012 and $12,936 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $34,233 from 2011 to 2012 and $7,278 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 37% in 2011 to 15% in 2012 to 7% in 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decrease of $11,309 from 2011 to 2012 is primarily a result of a $15,181 reduction in the Director and Officer Liability insurance premium, offset by a $6,000 increase in rent expense. The decrease from 2012 to 2013 of $839 is insignificant.

Interest Expense.

The increase in Interest Expense of $9,936 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012. The increase of $3,162 from 2012 to 2013 is due to the increase in the note payable to related party.

Loss on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement. Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- at June 30, 2013 and 2012. The $16,000 change in fair value for the six months was reported in our statement of operations as a loss on derivative financial instruments as of June 30, 2011.

Net Loss.

The Net Loss increased $16,860 from 2011 to 2012 and $9,601 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION

	Six Months Ended June 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash used in operating activities	$(38,816)	$(27,551)	$(32,504)	$11,265	$(4,953)
Net cash provided by financing activities	36,600	25,000	30,000	11,600	(5,000)
Net decrease in cash	$(2,216)	$(2,551)	$(2,504)	$335	$(47)

Cash balance at end of period	$1,546	$3,386	$7,709

Operating Activities.

The decrease of $4,953 from 2011 to 2012 in cash used in operations is primarily due to the $26,000 paid to the Trustee in Renaissance Healthcare Systems, Inc. settlement. The increase of $11,265 from 2012 to 2013 is primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.

The decrease of $5,000 from 2011 to 2012 in cash provided by financing activities is due to the decrease in proceeds from related party short term debt. The increase of $11,600 from 2012 to 2013 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

BLUEGATE STRATEGY

Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our cash and cash equivalents were $1,546; total current assets were $13,601, total current liabilities were $2,512,413 and total stockholders’ deficit was $2,498,812.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date: July 10, 2013	By:	/s/ Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: July 10, 2013	By:	/s/ Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2