Form 10-Q
period 2013-09-30
BLUEGATE CORP
filed 2013-10-08
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of October 8, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BLUEGATE CORPORATION

BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$954	$3,762
Accounts receivable, net	2,198	3,233
Prepaid expenses and other	10,435	10,435
Total current assets	$13,587	$17,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,905	$12,435
Accounts payable to related party	667,766	519,241
Accrued liabilities	2,294	20,837
Note payable to related party	1,291,600	1,245,000
Accrued liabilities to related parties	670,639	438,051
Deferred revenue	776	7,813
Total current liabilities	2,644,980	2,243,377

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2013)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2013)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at September 30, 2013 and December 31, 2012	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(25,077,713)	(24,672,267)
Total stockholders’ deficit	(2,631,393)	(2,225,947)
Total liabilities and stockholders’ deficit	$13,587	$17,430

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service revenue	$24,473	$36,096	$80,634	$112,471
Cost of services	24,610	27,123	76,965	92,414
Gross profit	(137)	8,973	3,669	20,057

Selling, general and administrative expenses	53,730	59,487	176,526	183,165
Loss from operations	(53,867)	(50,514)	(172,857)	(163,108)
Interest expense	(78,714)	(76,336)	(232,589)	(227,049)

Net loss	$(132,581)	$(126,850)	$(405,446)	$(390,157)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565	46,033,565	46,033,565

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2012	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,672,267)	$(2,225,947)
Net loss								(405,446)	(405,446)
Balance at September 30, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,077,713)	$(2,631,393)

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

UNAUDITED

	2013	2012
Cash flows from operating activities:
Net loss	$(405,446)	$(390,157)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	1,035	(268)
Prepaid expenses and other current assets	-	(5,000)
Accounts payable and accrued liabilities	(19,073)	(13,085)
Accounts payable to related party	148,525	149,077
Accrued liabilities to related parties	232,588	227,049
Deferred revenue	(7,037)	(3,419)
Net cash used in operating activities	(49,408)	(35,803)

Cash flows from financing activities:
Proceeds from related party short term debt	46,600	35,000
Net cash provided by financing activities	46,600	35,000

Net decrease in cash and cash equivalents	(2,808)	(803)
Cash and cash equivalents at beginning of period	3,762	5,937
Cash and cash equivalents at end of period	$954	$5,134

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2013, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

3. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	9/30/2013	12/31/2012
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC.	$98,766	$98,741
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	595,000	455,500
From July 1, 2010 through July 31, 2011, SLLC agreed to pay Bluegate a monthly amount of $4,000 for office space and associated services for the Sperco entities	(52,000)	(52,000)
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis	26,000	17,000
	$667,766	$519,241

4. NOTE PAYABLE TO RELATED PARTY

Note payable at September 30, 2013 and December 31, 2012 is summarized below:

9/30/2013	12/31/2012

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,295,000 from the previous balance of $1,285,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, Bluegate borrowed $46,600 and $45,000, respectively for working capital purposes.

$1,291,600	$1,245,000

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	9/30/2013	12/31/2012
Accrued interest on the note payable to SAIC	$626,720	$394,132
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$670,639	$438,051

6. EQUITY TRANSACTIONS

As of September 30, 2013, the company had outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company had 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2013 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2012.

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

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the nine months ended September 30, 2013 and 2012, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2013	2012
Net loss	$(405,446)	$(390,157)
Negative cash flow from operations	(49,408)	(35,803)
Negative working capital	(2,631,393)	(2,087,707)
Stockholders’ deficit	(2,631,393)	(2,087,707)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Three Months Ended September 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$24,473	$36,096	$54,049	$(11,623)	$(17,953)
Cost of services	24,610	27,123	35,006	(2,513)	(7,883)
Gross profit	(137)	8,973	19,043	(9,110)	(10,070)
Selling, general and administrative expenses	53,730	59,487	81,378	(5,757)	(21,891)

Loss from operations	(53,867)	(50,514)	(62,335)	3,353	(11,821)
Interest expense	(78,714)	(76,336)	(76,504)	2,378	(168)
Gain on derivative financial instruments	-	-	34,000	-	(34,000)

Net loss	$(132,581)	$(126,850)	$(104,839)	$5,731	$22,011

Service Revenue.

The decrease in Service Revenue of $17,953 from 2011 to 2012 and $11,623 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $7,883 from 2011 to 2012 and $2,513 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $10,070 from 2011 to 2012 and $9,110 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 35% in 2011 to 25% in 2012 to 0% in 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The $21,891 decrease in SG&A from 2011 to 2012 is primarily a result of a $16,000 reduction of Texas franchise taxes. The $5,757 decrease from 2012 to 2013 is primarily a result of a $4,144 Texas franchise tax refund.

Interest Expense.

The decrease in Interest Expense of $168 from 2011 to 2012 is insignificant. The increase in Interest Expense of $2,378 from 2012 to 2013 was a result of the increase in borrowings under the secured note payable to related party.

Gain on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement. Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- at September 30, 2013 and 2012. The $34,000 change in fair value for the three months is reported in our statement of operations as a gain on derivative financial instruments as of September 30, 2011.

Net Loss.

The Net Loss increased $22,011 from 2011 to 2012 and $5,731 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended September 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash provided by (used in) operating activities	$(10,592)	$(8,252)	$1,391	$2,340	$9,643

Net cash provided by financing activities	10,000	10,000	-	-	(10,000)
Net increase (decrease) in cash	$(592)	$1,748	$1,391	$(2,340)	$357
Cash balance at end of period	$954	$5,134	$9,100

Operating Activities.

The increase of $9,643 from 2011 to 2012 in cash used in operations is primarily due to the payment of $5,800 for the Texas franchise tax. The increase of $2,340 from 2012 to 2013 is insignificant.

Financing Activities.

The increase of $10,000 from 2011 to 2012 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Nine Months Ended September 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$80,634	$112,471	$176,213	$(31,837)	$(63,742)
Cost of services	76,965	92,414	111,853	(15,449)	(19,439)
Gross profit	3,669	20,057	64,360	(16,388)	(44,303)
Selling, general and administrative expenses	176,526	183,165	216,322	(6,639)	(33,157)
Loss from operations	(172,857)	(163,108)	(151,962)	9,749	11,146
Interest expense	(232,589)	(227,049)	(217,281)	5,540	9,768
Gain on derivative financial instruments	-	-	18,000	-	(18,000)

Net loss	$(405,446)	$(390,157)	$(351,243)	$15,289	$38,914

Service Revenue.

The decrease in Service Revenue of $63,742 from 2011 to 2012 and $31,837 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $19,439 from 2011 to 2012 and $15,449 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $44,303 from 2011 to 2012 and $16,388 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 37% in 2011 to 18% in 2012 to 5% in 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The $33,157 decrease in SG&A from 2011 to 2012 is primarily a result of (1) a $16,037 reduction in the Director and Officer Liability insurance premium, and (2) a $16,000 reduction of Texas franchise taxes. The $6,639 decrease from 2012 to 2013 is primarily a result of a $4,144 Texas franchise tax refund.

Interest Expense.

The increase in Interest Expense of $9,768 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012. The increase in Interest Expense of $5,540 from 2012 to 2013 was a result of the increase in borrowings under the secured note payable to related party.

Gain on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement. Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair values of these liabilities were -0- at September 30, 2013 and 2012. The $18,000 change in fair value for the nine months is reported in our statement of operations as a gain on derivative financial instruments as of September 30, 2011.

Net Loss.

The Net Loss increased $38,914 from 2011 to 2012 and $15,289 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION

	Nine Months Ended September 30,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash used in operating activities	$(49,408)	$(35,803)	$(31,113)	$13,605	$4,690

Net cash provided by financing activities	46,600	35,000	30,000	11,600	5,000
Net decrease in cash	$(2,808)	$(803)	$(1,113)	$2,005	$(310)

Cash balance at end of period	$954	$5,134	$9,100

Operating Activities.

The increase of $4,690 from 2011 to 2012 and $13,605 from 2012 to 2013 in cash used in operations is primarily due to the decreases in service revenue due to a reduction in our networking service (carrier/circuit) business while certain fixed costs remained relatively constant.

Financing Activities.

The increase of $5,000 from 2011 to 2012 and the increase of $11,600 from 2012 to 2013 in cash provided by financing activities are due to the increase in proceeds from related party short term debt.

BLUEGATE STRATEGY

Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our cash and cash equivalents were $954; total current assets were $13,587, total current liabilities were $2,644,980 and total stockholders’ deficit was $2,631,393.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date: October 8, 2013	By:	/s/ Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: October 8, 2013	By:	/s/ Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2