Form 10-K
period 2013-12-31
BLUEGATE CORP
filed 2014-01-22
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of January 22, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $83,683. On January 22, 2014, the registrant had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

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

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2014, which raises substantial doubt about our ability to continue as a going concern.

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

OUR BUSINESS - CUSTOMERS AND VENDORS

Major Customers. During 2013, our top five customers accounted for 41% of our service revenue and no single customer accounted for more than 12% of service revenue.

Major Vendors. During 2013, our top five vendors accounted for 92% of our purchases and no single vendor accounted for more than 56% of purchases.

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

None.

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

COMMON STOCK PRICE RANGE

	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0250	$0.0070	$0.0100	$0.0015
Second Quarter	0.0200	0.0086	0.0050	0.0015
Third Quarter	0.0089	0.0085	0.0290	0.0030
Fourth Quarter	0.0890	0.0035	0.0100	0.0007

COMMON STOCK

On January 21, 2014, we had outstanding 46,033,565 shares of Common Stock, $0.001 par value per share.

On January 21, 2014, the closing bid price of our stock was $0.0065 per share.

On January 21, 2014, we had approximately 508 shareholders of record.

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

SALE OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	1,867,315	(1)

———————

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 3,000,000 shares. As of December 31, 2013, 1,132,685 shares of common stock have been granted pursuant to the 2005 Plan.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2014, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2013 and 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2013	2012
Net loss	$(556,224)	$(528,397)
Negative cash flow from operations	(64,639)	(47,175)
Negative working capital	(2,782,171)	(2,225,947)
Stockholders’ deficit	(2,782,171)	(2,225,947)

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended December 31, 2013 have been funded by loans from related parties. As of December 31, 2013, our cash and cash equivalents were $4,723; total current assets were $14,857, total current liabilities were $2,797,028 and total stockholders’ deficit was $2,782,171.

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

RESULTS OF OPERATIONS

	Year Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Service revenue	$100,463	$143,334	$222,758	$(42,871)	$(79,424)
Cost of services	102,168	120,331	147,233	(18,163)	(26,902)
Gross profit (loss)	(1,705)	23,003	75,525	(24,708)	(52,522)
Selling, general and administrative expenses	242,969	247,590	277,084	(4,621)	(29,494)

Loss from operations	(244,674)	(224,587)	(201,559)	20,087	23,028
Interest expense	(311,550)	(303,810)	(293,760)	7,740	10,050
Gain on derivative financial instrument	-	-	22,000	-	(22,000)
Net loss	$(556,224)	$(528,397)	$(473,319)	$27,827	$55,078

Service Revenue.

The decrease in Service Revenue of $79,424 from 2011 to 2012 and $42,871 from 2012 to 2013 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $26,902 from 2011 to 2012 and $18,163 from 2012 to 2013 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $52,522 from 2011 to 2012 and $24,708 from 2012 to 2013. Our Gross Profit as a percentage of Service Revenue decreased from 34% in 2011 to 16% in 2012 and to negative 2% in 2013 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decreases in SG&A from 2011 to 2012 of $29,494 and from 2012 to 2013 of $4,621 are primarily due to the decrease of certain expenses attributable to the reduction in our networking service (carrier/circuit) business.

Interest Expense.

The increase in Interest Expense of $10,050 from 2011 to 2012 was a result of one additional $10,000 late charge penalty in 2012. The increase in Interest Expense of $7,740 from 2012 to 2013 was a result of the increase in borrowings under the secured note payable to related party.

Gain on Derivative Financial Instruments.

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The pronouncement lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The pronouncement is effective for fiscal years beginning after December 15, 2008. Some of Bluegate’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this pronouncement. Bluegate estimated the fair value of these liabilities as of January 1, 2009 to be $84,000. The fair value of these liabilities was -0- at December 31, 2013 and 2012. The $22,000 change in fair value for 2011 was reported in our statement of operations as a gain on derivative financial instruments as of December 31, 2011.

Net Loss.

The Net Loss increased $55,078 from 2011 to 2012 and $27,827 from 2012 to 2013 due to the items described above.

FINANCIAL CONDITION

	Year Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 from 2012	2012 from 2011
Net cash (used in) operating activities	$(64,639)	$(47,175)	$(34,276)	$17,464	$12,899

Net cash provided by financing activities	65,600	45,000	30,000	20,600	15,000
Net increase (decrease) in cash	$961	$(2,175)	$(4,276)	$3,136	$2,101
Cash balance at end of period	$4,723	$3,762	$5,937

Operating Activities.

The increase of $12,899 from 2011 to 2012 and $17,464 from 2012 to 2013 in cash used in operations is primarily due to the decreases in service revenue due to a reduction in our networking service (carrier/circuit) business while certain fixed costs remained relatively constant.

Financing Activities.

The increases in cash provided by financing activities from 2011 to 2012 of $15,000 and from 2012 to 2013 of $20,600 are due to the increase in proceeds from related party short term debt.

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

REVENUE RECOGNITION

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2013 and 2012, total deferred service revenue was $2,237 and $7,813, respectively.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2014, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2013 and 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2013	2012
Net loss	$(556,224)	$(528,397)
Negative cash flow from operations	(64,639)	(47,175)
Negative working capital	(2,782,171)	(2,225,947)
Stockholders’ deficit	(2,782,171)	(2,225,947)

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

Item 8. Financial Statements and Supplementary Data.

BLUEGATE CORPORATION

———————

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

TABLE OF CONTENTS

———————

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

the Board of Directors

Bluegate Corporation

Houston, Texas

We have audited the accompanying balance sheets of Bluegate Corporation (“Bluegate”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Bluegate’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluegate as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

January 22, 2014

BLUEGATE CORPORATION

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,723	$3,762
Accounts receivable, net	357	3,233
Prepaid expenses and other	9,777	10,435
Total current assets	$14,857	$17,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,097	$12,435
Accounts payable to related party	717,266	519,241
Accrued liabilities	6,228	20,837
Note payable to related party	1,310,600	1,245,000
Accrued liabilities to related parties	749,600	438,051
Deferred revenue	2,237	7,813

Total current liabilities	2,797,028	2,243,377

Commitments and contingencies - Note 9

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2013 and 2012; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2013)	-	-

Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2013)

Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at December 31, 2013 and 2012, respectively	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(25,228,491)	(24,672,267)
Total stockholders’ deficit	(2,782,171)	(2,225,947)
Total liabilities and stockholders’ deficit	$14,857	$17,430

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2013	2012
Service revenue	$100,463	$143,334
Cost of services	102,168	120,331
Gross profit (loss)	(1,705)	23,003
Selling, general and administrative expenses	242,969	247,590

Loss from operations	(244,674)	(224,587)
Interest expense	(311,550)	(303,810)

Net loss	$(556,224)	$(528,397)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2011	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(24,143,870)	$(1,697,550)

Net loss								(528,397)	(528,397)
Balance at December 31, 2012	46,033,565	46,034	48	-	10	-	22,400,286	(24,672,267)	(2,225,947)

Net loss								(556,224)	(556,224)
Balance at December 31, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,228,491)	$(2,782,171)

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(556,224)	$(528,397)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	2,876	(665)
Prepaid expenses and other current assets	658	(3,848)
Accounts payable and accrued liabilities	(15,947)	(8,258)
Accounts payable to related party	198,025	198,577
Accrued liabilities to related parties	311,549	303,810
Deferred revenue	(5,576)	(8,394)
Net cash used in operating activities	(64,639)	(47,175)
Cash flows from financing activities:
Proceeds from related party short term debt	65,600	45,000
Net cash provided by financing activities	65,600	45,000
Net increase (decrease) in cash and cash equivalents	961	(2,175)
Cash and cash equivalents at beginning of period	3,762	5,937
Cash and cash equivalents at end of period	$4,723	$3,762

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS

———————

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

STOCK-BASED COMPENSATION

Accounting Standard 718, “Accounting for Stock-Based Compensation" (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Bluegate implemented ASC 718, and accordingly, Bluegate accounts for compensation cost for stock option plans in accordance with ASC 718.

Bluegate accounts for share based payments to non-employees in accordance with Accounting Standard 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2013 and 2012, deferred service revenue was $2,237 and $7,813 respectively.

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2013 and 2012 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2013 and 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2013 and 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2013	2012
Net loss	$(556,224)	$(528,397)
Negative cash flow from operations	(64,639)	(47,175)
Negative working capital	(2,782,171)	(2,225,947)
Stockholders’ deficit	(2,782,171)	(2,225,947)

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

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2013 and 2012:

	2013	2012
Accounts receivable	$2,668	$3,281
Less allowance for bad debts	(2,311)	(48)
	$357	$3,233

4. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	12/31/2013	12/31/2012
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC. These balances were reduced each year by $52,000 as a result of SLLC agreeing to pay Bluegate for office space and associated services for the Sperco entities for the period from July 1, 2010 through July 31, 2011.	$46,766	$46,741
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	641,500	455,500
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.	29,000	17,000
	$717,266	$519,241

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

5. NOTE PAYABLE TO RELATED PARTY

Note payable at December 31, 2013 and 2012 is summarized below:

12/31/2013	12/31/2012

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,311,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During 2013, Bluegate borrowed $65,600 for working capital purposes. During 2013 and 2012, the Company incurred interest expense on the related party note payable debt of $311,550 and $303,810, respectively.

$1,310,600	$1,245,000

6. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	12/31/2013	12/31/2012
Accrued interest on the note payable to SAIC	$705,681	$394,132
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$749,600	$438,051

7. INCOME TAXES

The composition of deferred tax assets at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets
Benefit from carryforward of net operating loss	$2,420,000	$2,323,000
Less valuation allowance	(2,420,000)	(2,323,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2013 and 2012 is attributable to the valuation allowance.

At December 31, 2013, for federal income tax and alternative minimum tax reporting purposes, the Company has $7,117,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2033. The majority of the unused net operating loss carryforward is limited to an annual amount of approximately $270,000 due to the change in control on June 28, 2007 (see below footnote 8 - Series C Preferred Stock).

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

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

The warrants issued in this transaction were subject to a registration rights agreement which required Bluegate to register the underlying shares by September 28, 2007 or pay liquidated damages of 1.5% of the purchase price of the investment each month the shares were not registered. We filed with the Securities and Exchange Commission a Registration Statement which was effective as of August 30, 2007 with respect to these securities. There was no liability related to the registration rights agreements.

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

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

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

In 2005 the Company adopted the 2005 Stock and Stock Option Plan. The purpose of the 2005 plan is to further our interests, our Subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors and is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the plan is 3,000,000 shares. As of December 31, 2013, 1,132,685 shares of common stock have been granted.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,005,332	$0.29
Forfeited	(982,000)	0.29
Outstanding at January 1, 2013	23,332	0.25
Forfeited	(23,332)	0.25
Outstanding and exercisable at December 31, 2013	-

There was no aggregate intrinsic value of the options at December 31, 2013.

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)
Outstanding at January 1, 2012	1,055,000	0.03 - 1.00	0.68
Forfeited or Canceled	(925,000)	0.03 - 1.00	0.29
Outstanding at January 1, 2013	130,000	0.17	0.17
Forfeited or Canceled	(130,000)	0.17	0.17
Outstanding and Exercisable at December 31, 2013	-

There was no aggregate intrinsic value of the warrants at December 31, 2013.

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS, CONTINUED

———————

EQUITY TRANSACTIONS

As of December 31, 2013, the company has outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 47,483,565 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

When applicable, Bluegate uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitment

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis. For the years ended December 31, 2013 and 2012, Bluegate’s rent expense was $12,000 and $12,000, respectively.

10. CUSTOMERS AND VENDORS

Major Customers. During 2013, our top five customers accounted for 41% of our service revenue and no single customer accounted for more than 12% of service revenue.

Major Vendors. During 2013, our top five vendors accounted for 92% of our purchases and no single vendor accounted for more than 56% of purchases.

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

Management assessed the effectiveness of Bluegate Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that Bluegate Corporation maintained effective internal control over financial reporting as of December 31, 2013.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2013, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Stephen Sperco (a)	60	Director/Chief Executive Officer/President
Manfred Sternberg (b)	54	Former Director/Chief Strategy Officer
William Koehler (c)	48	Former Director/President
Charles Leibold (d)	64	Director/Chief Financial Officer
Dale Geary (e)	56	Former Director

———————

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

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2013, the Board of Directors held five meetings which were attended by all members.

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

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2013.

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

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Stephen Sperco (1)	2013	-	-	-
CEO (PEO), President/Director	2012	-	-	-

Manfred Sternberg (2)	2013	-	-	-
Former Chief Strategy Officer/ Director	2012	-	-	-

William Koehler (3)	2013	-	-	-
Former President/Director	2012	-	-	-

Charles Leibold (4)	2013	-	-	-
CFO (PFO), Secretary/Director	2012	-	-	-

Larry Walker (5)	2013	-	-	-
Former President of Trilliant Technology Group, Inc.	2012	-	-	-
(Formerly a 100% owned subsidiary)

———————

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2013

None

DIRECTOR COMPENSATION

There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of January 21, 2014 which was 46,033,565 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 46,033,565 shares of Common Stock outstanding as of January 21, 2014 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2013 and 2012, the Company engaged in related party transactions as follows:

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

During 2013 and 2012, Bluegate borrowed $65,600 and $45,000, respectively from SAIC for working capital purposes.

As of December 31, 2013 and December 31, 2012, the Company owed $1,310,600 and $1,245,000 respectively on the note payable.

During 2013 and 2012, the Company incurred interest expense on the related party note payable debt of $311,550 and $303,810, respectively. At December 31, 2013 and December 31, 2012, $705,681 and $394,132, respectively is payable to SAIC and included under the caption accrued liabilities to related parties on the balance sheet.

Accounts payable to related parties: SS is the founder and President of STG. STG is a privately held consulting firm that focuses in the areas of Telecommunications and Information Technology systems. STG provides independent, third party consulting, planning, and facilities management services. At December 31, 2013 and December 31, 2012 there were no amounts owed to STG.

SS is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Bluegate Corporation Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2013 and December 31, 2012, $98,766 and $98,741, respectively is payable to Sperco, LLC. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Bluegate as needed in exchange for space and associated services. Effective July 1, 2010 Bluegate agreed to pay $15,000 monthly for those services and in August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement. As of December 31, 2013 and December 31, 2012 Bluegate owes $641,500 and $455,500, respectively for those services. The combined amount of $717,266 and $519,241 is included under the caption accounts payable to related party on the balance sheet as of December 31, 2013 and December 31, 2012, respectively.

SS is the sole manager and member of Structured Systems Design, LLC, (“SSD”) a Delaware limited liability company. Effective July 1, 2010, SSD in conjunction with other Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Bluegate for the Sperco entities. Effective August 1, 2011, Sperco, LLC, SSD and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay the Sperco entities $1,000 rent on a month-to-month basis. As of December 31, 2013 and December 31, 2012, the Sperco entities owed $23,000 and $35,000, respectively in rent payments to Bluegate and the $23,000 and $35,000 is included as an offset and included under the caption accounts payable to related party on the balance sheet.

Accrued liabilities to related parties: As of December 31, 2013 and December 31, 2012: (1) $37,916 of fees accrued to Board of Director member Stephen Sperco ($17,499) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $749,600 and $438,051, respectively on the balance sheet. As of December 31, 2013 and December 31, 2012, accrued interest on the note payable to related party of $705,681 and $394,132, respectively are included under the caption accrued liabilities to related parties totaling $749,600 and $438,051, respectively on the balance sheet.

Equity Related: As of December 31, 2013, the company has outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that are convertible into 1,450,000 shares of common stock, resulting in on a fully diluted basis, 47,483,565 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2013 and 2012.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2013 and 2012 were as follows:

2013	2012
$8,500	$10,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2013 and 2012 were as follows:

2013	2012
$-	$1,975

3. ALL OTHER FEES.

2013	2012
$-	$475

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

PART IV

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

BLUEGATE CORPORATION

January 22, 2014	By:	/s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 22, 2014	By:	/s/ Stephen J. Sperco
Stephen J. Sperco
Director, Chief Executive Officer and President

January 22, 2014	By:	/s/ Charles E. Leibold
Charles E. Leibold, CPA
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO
31.2	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CEO
32.2	Certification pursuant to Section 1350 of CFO