Form 10-Q
period 2014-03-31
BLUEGATE CORP
filed 2014-04-25
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of April 25, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BLUEGATE CORPORATION

BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$857	$4,723
Accounts receivable, net	548	357
Prepaid expenses and other	9,777	9,777
Total current assets	$11,182	$14,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,433	$11,097
Accounts payable to related party	765,066	717,266
Accrued liabilities	4,095	6,228
Note payable to related party	1,320,600	1,310,600
Accrued liabilities to related parties	828,258	749,600
Deferred revenue	1,081	2,237
Total current liabilities	2,936,533	2,797,028

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2014)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2014)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at March 31, 2014 and December 31, 2013	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(25,371,671)	(25,228,491)
Total stockholders’ deficit	(2,925,351)	(2,782,171)
Total liabilities and stockholders’ deficit	$11,182	$14,857

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

UNAUDITED

	2014	2013
Service revenue	$19,528	$32,153
Cost of services	23,513	26,965
Gross profit (loss)	(3,985)	5,188
Selling, general and administrative expenses	60,538	62,041
Loss from operations	(64,523)	(56,853)
Interest expense	(78,657)	(76,249)

Net loss	$(143,180)	$(133,102)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2014

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,228,491)	$(2,782,171)
Net loss								(143,180)	(143,180)
Balance at March 31, 2014	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,371,671)	$(2,925,351)

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

UNAUDITED

	2014	2013
Cash flows from operating activities:
Net loss	$(143,180)	$(133,102)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(191)	1,072
Accounts payable and accrued liabilities	4,203	(14,662)
Accounts payable to related party	47,800	49,525
Accrued liabilities to related parties	78,658	76,248
Deferred revenue	(1,156)	(6,778)
Net cash used in operating activities	(13,866)	(27,697)
Cash flows from financing activities:
Proceeds from related party short term debt	10,000	26,600
Net cash provided by financing activities	10,000	26,600
Net (decrease) in cash and cash equivalents	(3,866)	(1,097)
Cash and cash equivalents at beginning of period	4,723	3,762
Cash and cash equivalents at end of period	$857	$2,665

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation (“we”, “our”, “Bluegate” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2014, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

3. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	3/31/2014	12/31/2013
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC. These balances were reduced by $52,000 as a result of SLLC agreeing to pay Bluegate for office space and associated services for the Sperco entities for the period from July 1, 2010 through July 31, 2011.	$45,066	$46,766
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	688,000	641,500

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.	32,000	29,000
	$765,066	$717,266

4. NOTE PAYABLE TO RELATED PARTY

Note payable at March 31, 2014 and December 31, 2013 is summarized below:

3/31/2014	12/31/2013

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,321,000 from the previous balance of $1,311,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During the three months ended March 31, 2014 and the year ended December 31, 2013, Bluegate borrowed $10,000 and $65,600, respectively for working capital purposes.

$1,320,600	$1,310,600

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	3/31/2014	12/31/2013
Accrued interest on the note payable to SAIC	$784,339	$705,681
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$828,258	$749,600

6. EQUITY TRANSACTIONS

As of March 31, 2014, the company has outstanding: (i) 46,033,565 shares of common stock; and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company has 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2013 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2013.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated January 22, 2014 (included in our annual report on Form 10-K for the year ended December 31, 2013), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2014 and the year ended December 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2014 and 2013, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2014	2013
Net loss	$(143,180)	$(133,102)
Negative cash flow from operations	(13,866)	(27,697)
Negative working capital	(2,925,351)	(2,359,049)
Stockholders’ deficit	(2,925,351)	(2,359,049)

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$19,528	$32,153	$40,230	$(12,625)	$(8,077)
Cost of services	23,513	26,965	33,652	(3,452)	(6,687)
Gross profit (loss)	(3,985)	5,188	6,578	(9,173)	(1,390)
Selling, general and administrative expenses	60,538	62,041	62,363	(1,503)	(322)
Loss from operations	(64,523)	(56,853)	(55,785)	7,670	1,068
Interest expense	(78,657)	(76,249)	(75,259)	2,408	990
Net loss	$(143,180)	$(133,102)	$(131,044)	$10,078	$2,058

Service Revenue.

The decrease in Service Revenue of $8,077 from 2012 to 2013 and $12,625 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $6,687 from 2012 to 2013 and $3,452 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $1,390 from 2012 to 2013 and $9,173 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 16% in 2012 and 2013 to negative 20% in 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The SG&A decreases of $322 from 2012 to 2013 and $1,503 from 2013 to 2014 are insignificant.

Interest Expense.

The increase in Interest Expense of $990 from 2012 to 2013 and of $2,408 from 2013 to 2014 was a result of the increase in borrowings under the secured note payable to related party.

Net Loss.

The Net Loss increased $2,058 from 2012 to 2013 and $10,078 from 2013 to 2014 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended March 31,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Net cash (used in) by operating activities	$(13,866)	$(27,697)	$(13,175)	$(13,831)	$14,522

Net cash provided by financing activities	10,000	26,600	15,000	(16,600)	11,600
Net (decrease) increase in cash	$(3,866)	$(1,097)	$1,825	$(2,769)	$(2,922)
Cash balance at end of period	$857	$2,665	$7,762

Operating Activities.

The increase of $14,522 and decrease of $13,831 in cash used in operations from 2012 to 2013 and from 2013 to 2014, respectively are primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.

The increase of $11,600 in cash provided by financing activities from 2012 to 2013 is due to an increase in related party short term debt. The decrease of $16,600 in cash provided by financing activities from 2013 to 2014 is due to a decrease in related party short term debt.

BLUEGATE STRATEGY

Our strategy is to stabilize our internet connectivity business and pursue expansion of our market outside of the Healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, our cash and cash equivalents were $857; total current assets were $11,182, total current liabilities were $2,936,533 and total stockholders’ deficit was $2,925,351.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date: April 25, 2014	By:	/s/ Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: April 25, 2014	By:	/s/ Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer

II-2