Form 10-Q
period 2014-06-30
BLUEGATE CORP
filed 2014-07-25
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-22711

BLUEGATE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 North Stetson Avenue, Suite 700 Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

voice: 713-686-1100	fax: 312-602-7001
Issuer's telephone number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of July 25, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUEGATE CORPORATION

BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,262	$4,723
Accounts receivable, net	1,006	357
Prepaid expenses and other	5,000	9,777
Total current assets	$9,268	$14,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,697	$11,097
Accounts payable to related party	812,566	717,266
Accrued liabilities	4,451	6,228
Note payable to related party	1,337,600	1,310,600
Accrued liabilities to related parties	908,028	749,600
Deferred revenue	-	2,237
Total current liabilities	3,079,342	2,797,028

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2014)	-	-
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2014)	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at June 30, 2014 and December 31, 2013	46,034	46,034
Additional paid-in capital	22,400,286	22,400,286
Accumulated deficit	(25,516,394)	(25,228,491)
Total stockholders’ deficit	(3,070,074)	(2,782,171)
Total liabilities and stockholders’ deficit	$9,268	$14,857

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service revenue	$17,059	$24,008	$36,587	$56,161
Cost of services	20,246	25,390	43,759	52,355
Gross profit (loss)	(3,187)	(1,382)	(7,172)	3,806
Selling, general and administrative expenses	61,766	60,755	122,304	122,796
Loss from operations	(64,953)	(62,137)	(129,476)	(118,990)
Interest expense	(79,770)	(77,626)	(158,427)	(153,875)

Net loss	$(144,723)	$(139,763)	$(287,903)	$(272,865)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565	46,033,565	46,033,565

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

			Preferred Stock				Additional
	Common Stock		Series C		Series D		Paid-In	Accumulated
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Deficit	Total
Balance at December 31, 2013	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,228,491)	$(2,782,171)
Net loss								(287,903)	(287,903)
Balance at June 30, 2014	46,033,565	$46,034	48	$-	10	$-	$22,400,286	$(25,516,394)	$(3,070,074)

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

UNAUDITED

	2014	2013
Cash flows from operating activities:
Net loss	$(287,903)	$(272,865)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(649)	1,613
Prepaid expenses and other current assets	4,777	-
Accounts payable and accrued liabilities	3,823	(14,104)
Accounts payable to related party	95,300	99,025
Accrued liabilities to related parties	158,428	153,874
Deferred revenue	(2,237)	(6,359)
Net cash used in operating activities	(28,461)	(38,816)
Cash flows from financing activities:
Proceeds from related party short term debt	27,000	36,600
Net cash provided by financing activities	27,000	36,600
Net decrease in cash and cash equivalents	(1,461)	(2,216)
Cash and cash equivalents at beginning of period	4,723	3,762
Cash and cash equivalents at end of period	$3,262	$1,546

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

During May 2014 the Board of Directors authorized an orderly wind down of the Company’s internet connectivity business which such business ceased effective June 30, 2014.

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2014, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

3. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	6/30/2014	12/31/2013
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC. These balances were reduced by $52,000 as a result of SLLC agreeing to pay Bluegate for office space and associated services for the Sperco entities for the period from July 1, 2010 through July 31, 2011.	$45,066	$46,766
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	734,500	641,500
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis through April 30, 2014.	33,000	29,000
	$812,566	$717,266

4. NOTE PAYABLE TO RELATED PARTY

Note payable at June 30, 2014 and December 31, 2013 is summarized below:

6/30/2014	12/31/2013

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate’s need to borrow funds for working capital purposes and has been increased to $1,338,000 from the previous balance of $1,321,000. As a condition to and as additional consideration for SAIC’s agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent.

During the six months ended June 30, 2014 and the year ended December 31, 2013, Bluegate borrowed $27,000 and $65,600, respectively for working capital purposes.

$1,337,600	$1,310,600

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	6/30/2014	12/31/2013
Accrued interest on the note payable to SAIC	$864,109	$705,681
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	20,419	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	17,500	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	6,000	6,000
	$908,028	$749,600

6. EQUITY TRANSACTIONS

As of June 30, 2014, the company had outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company had 50,000,000 shares of common stock authorized by our Articles of Incorporation.

7. LEASE COMMITMENT

Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis through April 30, 2014. Effective May 1, 2014 Bluegate’s address was changed to 180 North Stetson Avenue, Suite 700, Chicago, Illinois 60601 and Bluegate is not obligated to pay any rent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2014 and for the six months then ended, should be read in conjunction with the audited consolidated financial statements and notes thereto set forth in our annual report on Form 10-K for 2013.

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

OUR BUSINESS

Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 the Board of Directors authorized an orderly wind down of the Company’s internet connectivity business which such business ceased effective June 30, 2014.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During May 2014 the Board of Directors authorized an orderly wind down of the Company’s internet connectivity business which such business ceased effective June 30, 2014.

During the six months ended June 30, 2014 and 2013, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2014	2013
Net loss	$(287,903)	$(272,865)
Negative cash flow from operations	(28,461)	(38,816)
Negative working capital	(3,070,074)	(2,498,812)
Stockholders’ deficit	(3,070,074)	(2,498,812)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

	Three Months Ended June 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$17,059	$24,008	$36,145	$(6,949)	$(12,137)
Cost of services	20,246	25,390	31,639	(5,144)	(6,249)
Gross profit (loss)	(3,187)	(1,382)	4,506	(1,805)	(5,888)
Selling, general and administrative expenses	61,766	60,755	61,272	1,011	(517)

Loss from operations	(64,953)	(62,137)	(56,766)	2,816	5,371
Interest expense	(79,770)	(77,626)	(75,454)	2,144	2,172

Net loss	$(144,723)	$(139,763)	$(132,220)	$4,960	$7,543

Service Revenue.

The decrease in Service Revenue of $12,137 from 2012 to 2013 and $6,949 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The decrease in Cost of Services of $6,249 from 2012 to 2013 and $5,144 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Loss increased $5,888 from 2012 to 2013 and $1,805 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 12% in 2012 to negative 6% in 2013 and negative 19% in 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decrease of $517 in SG&A from 2012 to 2013 and the increase of $1,011 from 2013 to 2014 are insignificant.

Interest Expense.

The increases in Interest Expense of $2,172 from 2012 to 2013 and $2,144 from 2013 to 2014 are due to the increase in the note payable to related party.

Net Loss.

The Net Loss increased $7,543 from 2012 to 2013 and $4,960 from 2013 to 2014 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended June 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Net cash used in operating activities	$(14,595)	$(11,119)	$(14,376)	$3,476	$(3,257)

Net cash provided by financing activities	17,000	10,000	10,000	7,000	-
Net decrease in cash	$2,405	$(1,119)	$(4,376)	$(3,524)	$(3,327)
Cash balance at end of period	$3,262	$1,546	$3,386

Operating Activities.

The decrease of $3,257 from 2012 to 2013 and the increase of $3,476 from 2013 to 2014 in cash used in operations are primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.

The increase of $7,000 from 2013 to 2014 in cash provided by financing activities is due to the increase in proceeds from related party short term debt.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

	Six Months Ended June 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$36,587	$56,161	$76,375	$(19,574)	$(20,214)
Cost of services	43,759	52,355	65,291	(8,596)	(12,936)
Gross profit (loss)	(7,172)	3,806	11,084	(10,978)	(7,278)
Selling, general and administrative expenses	122,304	122,796	123,635	(492)	(839)
Loss from operations	(129,476)	(118,990)	(112,551)	10,486	6,439
Interest expense	(158,427)	(153,875)	(150,713)	4,552	3,162

Net loss	$(287,903)	$(272,865)	$(263,264)	$15,038	$9,601

Service Revenue.

The decreases in Service Revenue of $20,214 from 2012 to 2013 and $19,574 from 2013 to 2014 are due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The decreases in Cost of Services of $12,936 from 2012 to 2013 and $8,596 from 2013 to 2014 are due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $7,278 from 2012 to 2013 and $10,978 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 15% in 2012 to 7% in 2013 to negative 20% in 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decreases in SG&A of $839 from 2012 to 2013 and $492 from 2013 to 2014 are insignificant.

Interest Expense.

The increases in Interest Expense of $3,162 from 2012 to 2013 and $4,552 from 2013 to 2014 are due to the increases in the note payable to related party.

Net Loss.

The Net Loss increased $9,601 from 2012 to 2013 and $15,038 from 2013 to 2014 due to the items described above.

FINANCIAL CONDITION

	Six Months Ended June 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Net cash used in operating activities	$(28,461)	$(38,816)	$(27,551)	$(10,355)	$11,265

Net cash provided by financing activities	27,000	36,600	25,000	(9,600)	11,600
Net decrease in cash	$(1,461)	$(2,216)	$(2,551)	$(755)	$(335)

Cash balance at end of period	$3,262	$1,546	$3,386

Operating Activities.

The increase of $11,265 from 2012 to 2013 and the decrease of $10,355 from 2013 to 2014 in cash used in operations are primarily due to the effects of the reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Financing Activities.

The increase of $11,600 from 2012 to 2013 in cash provided by financing activities is due to the increase in proceeds from related party short term debt. The decrease of $9,600 from 2013 to 2014 in cash provided by financing activities is due to the decrease in proceeds from related party short term debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our cash and cash equivalents were $3,262; total current assets were $9,268, total current liabilities were $3,079,342 and total stockholders’ deficit was $3,070,074.

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

The Company’s Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based on their participation in that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bluegate Corporation

Date: July 25, 2014	By:	/s/ Stephen J. Sperco
Stephen J. Sperco,
Chief Executive Officer

Bluegate Corporation

Date: July 25, 2014	By:	/s/ Charles E. Leibold
Charles E. Leibold,
Chief Financial Officer and Principal Accounting Officer