Form 10-Q
period 2014-09-30
BLUEGATE CORP
filed 2014-11-26
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-22711

BLUEGATE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 18, 4th Floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

voice: 86-151 0103 3636	fax:
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each the issuer's classes of common stock, as of the latest practicable date: 46,033,565 common shares outstanding as of October 31, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUEGATE CORPORATION

BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$—	$4,723
Accounts receivable, net	—	357
Prepaid expenses and other	—	9,777
Total current assets	$—	$14,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$727,500	$11,097
Accounts payable to related party	—	717,266
Accrued liabilities	1,053,681	6,228
Note payable	1,337,600	—
Note payable to related party	—	1,310,600
Accrued liabilities to related parties	—	749,600
Deferred revenue	—	2,237
Total current liabilities	3,118,781	2,797,028

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2014)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2014)	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 46,033,565 shares issued and outstanding at September 30, 2014 and December 31, 2013	46,034	46,034
Additional paid-in capital	22,444,205	22,400,286
Accumulated deficit	(25,609,020)	(25,228,491)
Total stockholders' deficit	(3,118,781)	(2,782,171)
Total liabilities and stockholders' deficit	$—	$14,857

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Service revenue	$—	$24,473	$36,587	$80,634
Cost of services	167	24,610	43,926	76,965
Gross profit	(167)	(137)	(7,339)	3,669

Selling, general and administrative expenses	11,884	53,730	134,190	176,526
Profit/ loss from operations	(12,051)	(53,867)	(141,529)	(172,857)
Interest expense	(80,573)	(78,714)	(239,000)	(232,589)

Net loss	$(92,624)	$(132,581)	$(380,529)	$(405,446)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	46,033,565	46,033,565	46,033,565	46,033,565

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

UNAUDITED

	2014	2013
Cash flows from operating activities:
Net loss	$(380,529)	$(405,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	357	1,035
Prepaid expenses and other current assets	9,777	—
Accounts payable	(11,097)	—
Accrued liabilities	20,263	(19,073)
Accounts payable to related party	331,743	148,525
Accrued liabilities to related parties	—	232,588
Deferred revenue	(2,237)	(7,037)
Net cash used in operating activities	(31,723)	(49,408)

Cash flows from financing activities:
Proceeds from related party short term debt	27,000	46,600
Net cash provided by financing activities	27,000	46,600

Net decrease in cash and cash equivalents	(4,723)	(2,808)
Cash and cash equivalents at beginning of period	4,723	3,762
Cash and cash equivalents at end of period	$—	$954

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Assignment of related party payables	$727,500	$—
Assignment of related party accrued liabilities	$1,027,190	$—
Assignment of related party note payable	$1,337,600	$—
Forgiveness of related party payables	$43,919	$—

See accompanying notes to unaudited financial statements

BLUEGATE CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bluegate Corporation ("we", "our", "Bluegate" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Bluegate's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2014, Bluegate has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individual investors and loans from a related party. In addition to negative cash flow from operations, Bluegate has experienced recurring net losses, and has a negative working capital and shareholders' deficit.

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

3. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance is owed to Sperco, LLC ("SLLC") (an entity controlled by Stephen J. Sperco, Bluegate's CEO/President/Director) and is summarized below:

	9/30/2014	12/31/2013
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC. These balances were reduced by $52,000 as a result of SLLC agreeing to pay Bluegate for office space and associated services for the Sperco entities for the period from July 1, 2010 through July 31, 2011.	$—	$46,766
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	—	641,500
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis through April 30, 2014.	—	29,000
	$—	$717,266

On September 11, 2014, the payables were assigned to an unrelated party. Thus, the balances were shown as nil as at September 30, 2014.

4. NOTE PAYABLE TO RELATED PARTY

Note payable at September 30, 2014 and December 31, 2013 is summarized below:

	9/30/2014	12/31/2013

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by our CEO, Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate's need to borrow funds for working capital purposes and has been increased to $1,338,000 from the previous balance of $1,321,000. As a condition to and as additional consideration for SAIC's agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets as more specifically detailed in the Promissory Note and Security Agreement. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, Bluegate borrowed $27,000 and $65,600, respectively for working capital purposes.	$—	$1,310,600

On September 11, 2014, the payables were assigned to a unrelated party. Thus, the balances were shown as nil as at September 30, 2014. Tang Chuan Choon agreed to pay SAI Corporation for the debts.

5. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties is summarized below:

	9/30/2014	12/31/2013
Accrued interest on the note payable to SAIC	$—	$705,681
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	—	20,419
Fees accrued through March 31, 2009 to Board of Director, Stephen J. Sperco	—	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	—	6,000
	$—	$749,600

On September 11, 2014, the payables were assigned to a unrelated party. Thus, the balances were shown as nil as at September 30, 2014.

6. EQUITY TRANSACTIONS

As of September 30, 2014, the company had outstanding: (i) 46,033,565 shares of common stock and, (ii) preferred stock that is convertible into 1,450,000 shares of common stock, resulting on a fully diluted basis, 47,483,565 shares of common stock. The company had 50,000,000 shares of common stock authorized by our Articles of Incorporation.

On September 11, 2014, SAI Corporation, the Company's majority shareholder, sold to Ang Woon Han 24,070,250 shares of common stock, which represents 52.3% of all issued and outstanding common stock as of that date. Additionally, SAI Corporation sold to Ang Woon Han 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. These preferred shares are the Company's only issued and outstanding shares of preferred stock.

As a result of this transaction, the Company's business of networking services and internet connectivity ceased and the company is currently engaged in preparing for a new business.

7. NOTE PAYABLE AND ACCRUED LIABILITIES

In connection with the September 11, 2014 transaction described above, a note payable along with other payables to related parties totaling $1,337,600 and $1,781,181 were assigned to an unrelated party. These liabilities are unsecured and bear the same terms as the original related party liabilities.

8. FORGIVENESS OF PAYABLES

In connection with the September 11, 2014 transaction described above, certain directors forgave liabilities due them from accrued director fees. The amount totaled $43,919 and was recorded in equity due to the nature of the relationship between the directors and the company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2014 and for the nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2013.

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

OUR BUSINESS

Bluegate consists of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which such business ceased effective June 30, 2014.

On Sep 11, 2014, Mr. Ang Woon Han had acquired the majority shareholdings of the Company to become the major shareholder and CEO. Mr. Ang had been a successful entrepreneur and is engaged in a variety of business investments. It is expected he will bring in vast business opportunities into the Company. As a result of this transaction, the Company's business of networking services and internet connectivity ceased and the company is currently engaged in preparing for a new business.

The board realizes the Company needs to improve its financial situations before resume to its normal business track. In light of this, on Oct 31, 2014 a 14C was filed to propose the following corporate actions:

•	To change the name of the Company from "Bluegate Corp." to "Logicquest Technology, Inc.";
•	To increase the number of authorized shares of Common Stock, par value $0.001 from fifty million (50,000,000) to two hundred million (200,000,000); and
•	To perform reverse stock split of the Company's issued and outstanding shares of Common Stock at a ratio of one post-split share per twenty pre-split shares (the "Reverse Stock Split").

All these are expected to help the company in refreshing its business image and to facilitate its capital raising ability.

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

Bluegate accounts for share based payments to non-employees in accordance with ASC 505-50 "Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During May 2014 the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which such business ceased effective June 30, 2014.

During the nine months ended September 30, 2014 and 2013, we experienced negative financial results as follows:

	Nine Months Ended
	September 30,
	2014	2013
Net loss	$(380,529)	$(405,446)
Negative cash flow from operations	(31,723)	(49,408)
Negative working capital	(3,162,700)	(2,631,393)
Stockholders' deficit	(3,162,700)	(2,631,393)

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Three Months Ended
	September 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$—	$24,473	$36,096	$(24,473)	$(11,623)
Cost of services	167	24,610	27,123	(24,443)	(2,513)
Gross profit (loss)	(167)	(137)	8,973	(30)	(9,110)
Selling, general and administrative expenses	11,884	53,730	59,487	(41,846)	(5,757)

Loss from operations	(12,051)	(53,867)	(50,514)	(41,816)	3,353
Interest expense	(80,573)	(78,714)	(76,336)	1,859	2,378
Gain on derivative financial instruments	—	—	—	—	—

Net profit (loss)	$(92,624)	$(132,581)	$(126,850)	$(39,957)	$5,731

Service Revenue.

The decrease in Service Revenue of $11,623 from 2012 to 2013 and $24,473 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $2,513 from 2012 to 2013 and $24,443 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $9,110 from 2012 to 2013 and $30 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 25% in 2012 to 0% in 2013 and 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The $5,757 decrease from 2012 to 2013 is primarily a result of a $4,144 Texas franchise tax refund. The $41,846 decrease from 2013 to 2014 is due to the reduction of office overhead.

Other income

Current assets offset the payables to the previous shareholder, the remaining balance was the waived amount which recognised as other income.

Interest Expense.

The increase in Interest Expense of $2,378 from 2012 to 2013 and increase of $1,859 from 2013 to 2014 respectively were a result of the increase in borrowings under the secured note payable.

Net Loss.

The Net Loss increased $5,731 from 2012 to 2013 and decrease $39,957 from 2013 to 2014 due to the items described above.

FINANCIAL CONDITION

	Nine Months Ended
	September 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Net cash provided by (used in) operating activities	$(31,723)	$(10,592)	$(8,252)	$21,131	$2,340

Net cash provided by financing activities	27,000	10,000	10,000	(17,000)	—
Net increase (decrease) in cash	$(4,723)	$(592)	$1,748	$4,131	$2,340
Cash balance at end of period	$—	$954	$5,134

Operating Activities.

The increase of $2,340 from 2012 to 2013 in cash used in operations is primarily due to the payment of $5,800 for the Texas franchise tax. There is an increase of 4,131 from 2013 to 2014.

Financing Activities.

The increase of $17,000 from 2013 to 2014 in cash provided by financing activities is due to the increase in proceeds from short term debt.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Nine Months Ended
	September 30,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$36,587	$80,634	$112,471	$(44,047)	$(31,837)
Cost of services	43,926	76,965	92,414	(33,039)	(15,449)
Gross profit	(7,339)	3,669	20,057	(11,008)	(16,388)
Selling, general and administrative expenses	134,190	176,526	183,165	(42,336)	(6,639)
Loss from operations	(141,529)	(172,857)	(163,108)	31,328	9,749
Interest expense	(239,000)	(232,589)	(227,049)	(6,411)	5,540
Net loss	$(380,529)	$(405,446)	$(390,157)	$24,917	$15,289

Cost of Services.

The net decrease in Cost of Services of $15,449 from 2012 to 2013 and $33,039 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased $16,388 from 2012 to 2013 and $11,008 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 18% in 2012 to 5% in 2013 to 0% in 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The $6,639 decrease from 2012 to 2013 is primarily a result of a $4,144 Texas franchise tax refund. The $42,336 decrease from 2013 to 2014 is due to the reduction of office overhead.

Other income.

Current assets offset the payables to the previous shareholder, the remaining balance was the waived amount which recognised as other income.

Interest Expense.

The increase in Interest Expense of $5,540 from 2012 to 2013 and increase of $6,411 from 2013 to 2014 respectively were a result of the increase in borrowings under the secured note payable.

Net Loss.

The Net Loss increased $15,289 from 2012 to 2013 and increase $24,917 from 2013 to 2014 due to the items described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our cash and cash equivalents were nil; total current assets were nil, total current liabilities were $3,119,328 and total stockholders' deficit was $3,119,328.

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

The Company's Chief Executive Officer and Principal Accounting Officer participated in an evaluation by management of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on their participation in that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to ensure that required information is disclosed on a timely basis in its reports filed or furnished under the Exchange Act.

Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF EXECUTIVE OFFICER
32.2	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), OF THE CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bluegate Corporation

Date: October 31, 2014	By:	/s/ Ang Woon Han
Ang Woon Han
Chief Executive Officer

Bluegate Corporation

Date: October 31, 2014	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Chief Financial Officer