Form 10-K
period 2014-12-31
Logicquest Technology, Inc.
filed 2015-04-15
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-22711

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

 (Exact name of Registrant as Specified in Its Charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Room 18, 4th Floor, Tower A, New Mandarin Plaza,
Tsim Sha Tsui East, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 86-151 0103 3636

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2014 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $90,317.

On April 15, 2015, the registrant had outstanding 2,301,849 shares of Common Stock, $0.001 par value per share.

Documents Incorporated by Reference

None

PART I

Item 1. Business.

INTRODUCTION

Logicquest Technology, Inc. (formerly Bluegate Corporation) (the “Company”) was originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”). On March 19, 2015, we changed our name to Logicquest Technology, Inc.

Logicquest is a Nevada corporation that previously consisted of the networking service (carrier/circuit) business, which provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which ceased effective June 30, 2014.

In this Form 10-K, we refer to ourselves as "Logicquest," "We," Us," “the Company,” and "Our."

Our executive offices are located at: Logicquest Technology, Inc, Room 18, 4th Floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Kowloon, Hong Kong ; tel. voice: 86-151 0103 3636 , fax: 852-3591 1836. We do not have a website currently.

Our growth is dependent on attaining profit from acquiring new operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated April 15, 2015, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) and our trading symbol is BGAT.

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

In March 2005 we acquired substantially all of the assets and assumed certain ongoing contractual obligations of TEKMedia Communications, Inc., a company that provided traditional IT consulting services.

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

Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our former CEO/President/Director. Stephen Sperco was appointed Chairman of the Board. The executive officer position of Chief Strategy Officer was eliminated and Mr. Sternberg’s employment was terminated.

Effective November 7, 2009, the Company entered into the following transactions: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and the elimination of certain liabilities (consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b) contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN, and business name of Bluegate with a $0 net book value; c) eliminated liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser) to Sperco, LLC (“Sperco”) (an entity controlled by Stephen Sperco (“SS”), our former CEO/President/Director) for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to the Company from Sperco resulting from the Company’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to the Company for the personnel, facilities, tools, and resources necessary for the Company to support both the MGN and HIMS operations for Sperco for the same period; 2) entered into a Separation Agreement and Mutual Release in Full of all claims with Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) entered into A Separation Agreement and Mutual Release in Full of all claims with William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a $0 net book value; b) lists of telephone and fax numbers and intellectual properties with a $0 net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of: a) Contracts, agreements and intellectual properties with a $0 net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

Pursuant to the State of Nevada Revised Statutes, which authorizes the taking of action by written consent of the shareholders without a meeting, a super majority of the voting power of the shareholders of the Company gave their consent to the above actions. In April 2010, the Company filed a Definitive Information Statement on Schedule 14C with the SEC and mailed the notice to shareholders.

As a result of these transactions, the Company received $105,000 cash; reduced the secured note payable to SAIC by $100,000; paid off unsecured notes payable and accrued interest of $88,743 to MS and WK; eliminated $56,998 of accrued liabilities to MS and WK; recorded $24,234 of expenses (principally legal and professional); removed the remaining book value of fixed assets of $17,889, eliminated $43,607 of customer liabilities assumed by Sperco and the net effect of $263,484 as an increase to additional paid-in capital since the effect was treated as related party forgiveness of debt.

On December 27, 2010 our 100% owned subsidiary, Trilliant Technology Group, Inc. was dissolved.

On September 11, 2014, SAIC, the Company’s majority shareholder, sold to Ang Woon Han 24,070,250 shares of common stock (1,203,513 shares post reverse stock split), 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. As a result, Mr. Ang owns 52% of our shares of common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock.

On January 2, 2015, the Company had filed a 14C for restructuring the Company. Actions taken included:

•

To change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.” (the “Name Change”);

•

To increase the number of authorized shares of Common Stock, par value $0.001 from fifty million (50,000,000) to two hundred million (200,000,000) (the “Authorized Increase”); and

•

To perform reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of one post-split share per twenty pre-split shares (the “Reverse Stock Split”).

The above actions were effective on March 19, 2015.

OUR BUSINESS SUBSEQUENT TO THE NOVEMBER 7, 2009 DISPOSITION OF CERTAIN ASSETS AND BUSINESS

For the first half of 2014, Logicquest consisted of the networking service (carrier/circuit) business that provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which ceased effective June 30, 2014.

LOGICQUEST STRATEGY

Following the name change and reverse split, we are in active search of some businesses in the high tech industry that will provide good value to shareholders.

EMPLOYEES

As a result of the cessation of internet connectivity business, our company currently has no employee.

AVAILABLE INFORMATION ABOUT US

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). Our former internet site www.bluegate.com is no longer in use.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our office is located in Room 18, 4th floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Hong Kong and is provided free of charge by our CEO, Mr. Ang Woon Han.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCQB and our trading symbol is "BGAT". The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

	2014		2013
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0065	$0.0040	$0.0250	$0.0070
Second Quarter	0.0080	0.0042	0.0200	0.0086
Third Quarter	0.0150	0.0050	0.0089	0.0085
Fourth Quarter	0.0160	0.0100	0.0890	0.0035

COMMON STOCK

On March 31, 2015, we had outstanding 2,301,849 shares of Common Stock, $0.001 par value per share.

On March 31, 2015, we had approximately 504 shareholders of record.

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

SALE OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	93,365	(1)

———————

(1)

These shares are the remaining unissued shares under our 2005 Stock and Stock Option Plan (the 2005 Plan).

EMPLOYEE STOCK OPTION PLANS

The Company had adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 22,500 common shares may be awarded to officers, directors and key employees. The plan was designed to attract and reward key executive personnel. As of December 31, 2007, we had granted all 22,500 options and the 2002 stock plan is not active. Stock options granted pursuant to the 2002 plan expire as determined by the board of directors. All of the options granted were at an option price equal to the fair market value of the common stock at the date of grant.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2014, 56,635 shares of common stock have been granted pursuant to the 2005 Plan.

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

OVERVIEW

Logicquest consisted of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During 2014, our business volume was dropped sharply compared with 2013, and the management by then had decided to cease the business on June 30, 2014. Mr. Ang Woon Han took over the majority of Logicquest on September 11, 2014 through the purchase of shares from SAI Corporation, the then largest shareholders. Mr. Ang is exploring to acquire promising new businesses in 2015, either through the issuance of shares or through financing.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 15, 2015, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2014 and 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2014	2013
Net loss	$(485,983)	$(556,224)
Negative cash flow from operations	(49,723)	(64,639)
Negative working capital	(3,224,235)	(2,782,171)
Stockholders’ deficit	(3,224,235)	(2,782,171)

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended December 31, 2014 have been funded by loans from related parties. As of December 31, 2014, our cash and cash equivalents were $0; total current assets were $0, total current liabilities were $3,224,235 and total stockholders’ deficit was $3,224,235.

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

Our ability to achieve profitability will depend upon our ability to start new business. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

RESULTS OF OPERATIONS

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Service revenue	$36,591	$100,463	$143,334	$(63,872)	$(42,871)
Cost of services	43,926	102,168	120,331	(58,242)	(18,163)
Gross profit (loss)	(7,335)	(1,705)	23,003	(5,630)	(24,708)
Selling, general and administrative expenses	170,173	242,969	247,590	(72,796)	(4,621)

Loss from operations	(177,508)	(244,674)	(224,587)	(67,166)	20,087
Other income	11,097	—	—	11,097	—
Interest expense	(319,572)	(311,550)	(303,810)	8,022	7,740
Net loss	$(485,983)	$(556,224)	$(528,397)	$(70,241)	$27,827

Service Revenue.

The decrease in Service Revenue of $42,871 from 2012 to 2013 and $63,872 from 2013 to 2014 is primarily due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Cost of Services.

The net decrease in Cost of Services of $18,163 from 2012 to 2013 and $58,242 from 2013 to 2014 is due to a reduction in our networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis.

Gross Profit.

Our Gross Profit decreased by $24,708 from 2012 to 2013 and $5,630 from 2013 to 2014. Our Gross Profit as a percentage of Service Revenue decreased from 16% in 2012 to negative 2% in 2013 and to negative 20% in 2014 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decreases in SG&A from 2012 to 2013 of $4,621 and from 2013 to 2014 of $72,796 are primarily due to the decrease of certain expenses attributable to the reduction in our networking service (carrier/circuit) business.

Other Income.

The increase in Other Income of $11,097 from 2013 to 2014 is a result of the legal fee that the law firm forgave.

Interest Expense.

The increase in Interest Expense of $7,740 from 2012 to 2013 and of $8,022 from 2013 to 2014 is a result of the increase in borrowings under the secured note payable to the related party and the third party.

Net Loss.

The Net Loss increased $27,827 from 2012 to 2013 and decreased $70,241 from 2013 to 2014 due to the items described above.

FINANCIAL CONDITION

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 from 2013	2013 from 2012
Net cash (used in) operating activities	$(49,723)	$(64,639)	$(47,175)	$(14,916)	$17,464

Net cash provided by financing activities	45,000	65,600	45,000	(20,600)	20,600
Net increase (decrease) in cash	$(4,723)	$961	$(2,175)	$(5,684)	$3,136
Cash balance at end of period	$—	$4,723	$3,762

Operating Activities.

The increase of $17,464 from 2012 to 2013 and decrease of $14,916 from 2013 to 2014 in cash used in operations is primarily due to the decreases in service revenue due to a reduction in our networking service (carrier/circuit) business while certain fixed costs remained relatively constant.

Financing Activities.

The increases in cash provided by financing activities from 2012 to 2013 of $20,600 is due to the increase in proceeds from related party short term debt and decreases in cash provided by financing activities from 2013 to 2014 of $20,600 is due to the decrease in proceeds from related party short term debt.

FORECAST

The internet connectivity business of our company ceased on June 30, 2014. The management is seeking potential merger or acquisition candidates.

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

REVENUE RECOGNITION

Revenue is recognized based upon contractually determined monthly service charges to individual customers. Some services are billed in advance and, accordingly, revenues are deferred until the period in which the services are provided. At December 31, 2014 and 2013, total deferred service revenue was $0 and $2,237, respectively.

STOCK-BASED COMPENSATION

Accounting Standard 718, "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented ASC 718, and accordingly, we accounts for compensation cost for stock option plans in accordance with ASC 718.

We accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

DERIVATIVE FINANCIAL INSTRUMENTS

Logicquest does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Logicquest evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Logicquest uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 15, 2015, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2014 and 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2014	2013
Net loss	$(485,983)	$(556,224)
Negative cash flow from operations	(49,723)	(64,639)
Negative working capital	(3,224,235)	(2,782,171)
Stockholders’ deficit	(3,224,235)	(2,782,171)

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

Our current operations are primarily funded by Ang Woon Han, the Company’s Director, Chief Executive Officer and President.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

LOGICQUEST TECHNOLOGY, INC.

(FORMERLY BLUEGATE CORPORATION)

———————

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

TABLE OF CONTENTS

———————

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

the Board of Directors

Logicquest Technology, Inc.

(Formerly Bluegate Corporation)

Houston, Texas

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (Formerly Bluegate Corporation) (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 15, 2015

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

BALANCE SHEETS

	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,723
Accounts receivable, net	—	357
Prepaid expenses and other current assets	—	9,777
Total current assets	$—	$14,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$727,500	$11,097
Accounts payable to related party	—	717,266
Accrued liabilities	1,141,135	6,228
Accrued liabilities to related parties	18,000	749,600
Note payable	1,337,600	—
Note payable to related party	—	1,310,600
Deferred revenues	—	2,237
Total current liabilities	3,224,235	2,797,028

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2014 and 2013; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2014)	—	—

Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2014 and 2013, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2014)

Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,849 shares issued and outstanding at December 31, 2014 and 2013(1)	2,302	2,302
Additional paid-in capital	22,487,937	22,444,018
Accumulated deficit	(25,714,474)	(25,228,491)
Total stockholders' deficit	(3,224,235)	(2,782,171)
Total liabilities and stockholders' deficit	$—	$14,857

———————

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All common stock data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2014	2013
Service revenue	$36,591	$100,463
Cost of services	43,926	102,168
Gross loss	(7,335)	(1,705)
Selling, general and administrative expenses	170,173	242,969

Loss from operations	(177,508)	(244,674)

Other income	11,097	—
Interest expense	(319,572)	(311,550)

Net loss	$(485,983)	$(556,224)

Net loss per share – basic and diluted(1)	$(0.21)	$(0.24)

Basic and diluted weighted average shares outstanding	2,301,849	2,301,849

———————

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All per share data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2012	2,301,849	$2,302	48	$—	10	$—	$22,444,018	$(24,672,267)	$(2,225,947)

Net loss								(556,224)	(556,224)
Balance at December 31, 2013	2,301,849	2,302	48	—	10	—	22,444,018	(25,228,491)	(2,782,171)
Forgiveness of payables to director							43,919		43,919
Net loss								(485,983)	(485,983)
Balance at December 31, 2014	2,301,849	$2,302	48	$—	10	$—	$22,487,937	$(25,714,474)	$(3,224,235)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(485,983)	$(556,224)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	357	2,876
Prepaid expenses and other current assets	9,777	658
Accounts payable and accrued liabilities	96,620	(15,947)
Accounts payable to related party	119,234	198,025
Accrued liabilities to related parties	212,509	311,549
Deferred revenues	(2,237)	(5,576)
Net cash used in operating activities	(49,723)	(64,639)
Cash flows from financing activities:
Proceeds from related party note payable	45,000	65,600
Net cash provided by financing activities	45,000	65,600
Net increase (decrease) in cash and cash equivalents	(4,723)	961
Cash and cash equivalents at beginning of year	4,723	3,762
Cash and cash equivalents at end of year	$—	$4,723

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Financing and Investing Activities:
Assignment of related party payables	$836,500	$—
Assignment of related party accrued liabilities	$918,190	$—
Assignment of related party note payable	$1,337,600	$—
Forgiveness of related party payables	$43,919	$—

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Logicquest Technology, Inc. (Formerly Bluegate Corporation) (the “Company") is a Nevada Corporation that consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider until it ceased operations effective June 30, 2014.

The Company was originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”). On March 19, 2015, we changed our name to Logicquest Technology, Inc. (“Logicquest”).

Following is a summary of the Company's significant accounting policies:

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, note payable, accounts payable, and accrued liabilities, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of accounts payable, accrued liabilities, and note payable to related parties and lease and management arrangement with related parties, if any, due to their related party nature.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

STOCK-BASED COMPENSATION

Accounting Standard 718, “Accounting for Stock-Based Compensation" (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Logicquest accounts for compensation cost for stock option plans in accordance with ASC 718.

The Company accounts for share based compensation to non-employees in accordance with Accounting Standard 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2014 and 2013 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2014 and 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2014 and 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individuals and loans from a related party. We experienced negative financial results as follows:

	2014	2013
Net loss	$(485,983)	$(556,224)
Negative cash flow from operations	(49,723)	(64,639)
Negative working capital	(3,224,235)	(2,782,171)
Stockholders’ deficit	(3,224,235)	(2,782,171)

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

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

Our current operations are primarily funded by Ang Woon Han, the Company’s Director, Chief Executive Officer and President.

These steps have provided us with the cash flows to continue our business, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:

•

Raising capital through additional sale of our common stock and/or debt securities.

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

•

Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following at December 31, 2014 and 2013:

	2014	2013
Accounts receivable	$—	$2,668
Less allowance for bad debts	—	(2,311)
	$—	$357

4. ACCOUNTS PAYABLE TO RELATED PARTY

The accounts payable to related party balance was owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director) and is summarized below:

	12/31/2014	12/31/2013
During November 2009, Bluegate entered into an Asset Sale and Purchase Agreement to sell certain assets to SLLC, and as a result, these balances represent funds collected by Bluegate on behalf of SLLC. These balances were reduced each year by $52,000 as a result of SLLC agreeing to pay Bluegate for office space and associated services for the Sperco entities for the period from July 1, 2010 through July 31, 2011.	$—	$46,766
As a result of the November 2009 transaction, commencing January 1, 2010, Bluegate had no employees and agreed to pay SLLC a monthly amount of $15,000 for management, accounting and administrative services, as well as, infrastructure and network engineering support. In August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement.	—	641,500
Commencing August 1, 2011, SLLC and Bluegate moved from Suite 600 to Suite 350 and Bluegate agreed to pay SLLC $1,000 rent on a month-to-month basis.	—	29,000
	$—	$717,266

On September 11, 2014, the payables were assigned to Tang Chuan Choon, a third party. Thus, the balances were reduced to $0 as of December 31, 2014. Also see Note 7.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. NOTE PAYABLE TO RELATED PARTY

Note payable at December 31, 2014 is summarized below:

12/31/2014	12/31/2013

Secured note payable to related party: During 2007, the Company entered into a line of credit agreement with SAI Corporation ("SAIC"), a corporation controlled by Stephen J. Sperco, to borrow up to $500,000. The line of credit has been amended several times due to Bluegate's need to borrow funds for working capital purposes and has been increased to $1,338,000. As a condition to and as additional consideration for SAIC's agreement to lend additional funds to the Company, the Company granted SAIC a security interest in its assets. Principal and interest is due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than fifteen days delinquent. During 2014 and 2013, the Company incurred interest expense on the related party note payable of $319,572 and $311,550, respectively.

$—	$1,310,600

On September 11, 2014, the related party note payable in the amount of $1,337,600 was assigned to Tang Chuan Choon. Thus, the balance of note payable to related party was reduced to $0 as of December 31, 2014. Also see Note 7.

6. ACCRUED LIABILITIES TO RELATED PARTIES

The accrued liabilities to related parties are summarized below:

	12/31/2014	12/31/2013
Accrued interest on the note payable to SAIC	$—	$705,681
Fees accrued through March 31, 2009 to former Board of Director, Dale Geary	—	20,419
Fees accrued through March 31, 2009 to former Board of Director, Stephen J. Sperco	—	17,500
Vehicle allowance accrued through December 31, 2008 to Stephen J. Sperco	—	6,000
Fees paid by Ang Woon Han on behalf of the Company	18,000	—
	$18,000	$749,600

On September 11, 2014, the accrued expenses to SAIC and former board of directors were assigned to Tang Chuan Choon. Therefore, these balances were reduced to $0. Also see Note 7.

7. ASSIGNMENT OF RELATED PARTY LIABILITIES

On September 11, 2014, all of the balances that the Company owed to related parties, including accounts payable of $836,500 and accrued liabilities of $918,190, were assigned to Tang Chuan Choon. These assumed liabilities are unsecured and bear the same terms as the original related party liabilities.

The balance of note payable to related party was $1,337,600 as of September 11, 2014 and was recorded as note payable following the assignment. Under the same terms as the original related party note payable, the note payable is unsecured and due on demand. Interest is at the rate of 15% per annum and payments are due and payable monthly at the end of each month until the outstanding principal balance is paid in full. The interest expense incurred on this note payable is $319,572 and $0 for the years ended December 31, 2014 and 2013, respectively.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. INCOME TAXES

The composition of deferred tax assets at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets
Benefit from carryforward of net operating loss	$2,585,000	$2,420,000
Less valuation allowance	(2,585,000)	(2,420,000)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2014 and 2013 is attributable to the valuation allowance.

At December 31, 2014, for federal income tax and alternative minimum tax reporting purposes, the Company has $7,603,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2034.

9. STOCKHOLDERS’ DEFICIT

STOCK OPTION PLANS

In 2005 the Company adopted the 2005 Stock and Stock Option Plan (the “2005 Plan”). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and directors and is administered by the board of directors. The board of directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the 2005 Plan is 150,000 shares. As of December 31, 2014, 56,635 shares of common stock have been granted.

When applicable, the Company uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

SUMMARY OF STOCK OPTIONS

Non-statutory Stock Options	Shares	Exercise Price
Outstanding at January 1, 2013	23,332	$0.25
Forfeited	(23,332)	0.25
Outstanding at January 1, 2014	—
Forfeited	—
Outstanding and exercisable at December 31, 2014	—

There was no aggregate intrinsic value of the options at December 31, 2014.

LOGICQUEST TECHNOLOGY, INC.

(Formerly Bluegate Corporation)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)
Outstanding at January 1, 2013	130,000	0.17	0.17
Forfeited or Canceled	(130,000)	0.17	0.17
Outstanding at January 1, 2014	—
Forfeited or Canceled	—
Outstanding and exercisable at December 31, 2014	—

There was no aggregate intrinsic value of the warrants at December 31, 2014.

EQUITY TRANSACTIONS

As of December 31, 2014, the Company has outstanding: (i) 2,301,849 shares of common stock and, (ii) preferred stock convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,349 shares of common stock. The Company has 50,000,000 shares of common stock authorized by our Articles of Incorporation. The number of authorized shares has been increased to 200,000,000, effective March 19, 2015.

On September 11, 2014, SAI Corporation, the Company's majority shareholder, sold to Ang Woon Han 1,203,513 shares of common stock, which represents 52.3% of all issued and outstanding common stock as of that date. Additionally, SAI Corporation sold to Ang Woon Han 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock.

As a result of this transaction, the Company's business of networking services and internet connectivity ceased and the Company is currently engaged in preparing for a new business.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitment

Commencing August 1, 2011, SLLC and the Company moved from Suite 600 to Suite 350 and the Company agreed to pay SLLC $1,000 rent on a month-to-month basis. The lease was terminated at the end of April 2014. For the years ended December 31, 2014 and 2013, the Company’s rent expense was $4,000 and $12,000, respectively.

11. FORGIVENESS OF PAYABLES

In connection with the September 11, 2014 transaction described above, certain former directors forgave liabilities due to them related to accrued director fees. The amount totaled $43,919 and was recorded in equity due to the nature of the relationship between the directors and the Company.

12. SUBSEQUENT EVENTS

On October 31, 2014, the Company approved to 1) change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.”; 2) increase the number of authorized shares of common stock, par value $0.001, from 50,000,000 to 200,000,000; and 3) perform reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty pre-split shares. The changes were effective March 19, 2015.

The number of common shares of the Company has been retroactively restated in these financial statements to give effect to the reverse stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Logicquest Technology, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Logicquest Technology, Inc.’ assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2014.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting.

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

Remediation Plan

We consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2014, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Ang Woon Han (a)	30	Director/Chief Executive Officer/President
Stephen Sperco (b)	61	Former Director/Chief Executive Officer/President
Cheng Yew Siong (c)	36	Director/Chief Financial Officer
Charles Leibold (d)	65	Former Director/Chief Financial Officer

———————

(a)

Effective September 13, 2014, Ang Woon Han was appointed by the Board of Directors to the offices of Chief Executive Officer.

(b)

Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our former CEO/President and Director. Stephen Sperco was appointed Chairman of the Board. Effective September 13, 2014, Mr. Sperco resigned as Director.

(c)

Effective September 13, 2014, Cheng Yew Siong was appointed by the Board of Directors to the offices of Chief Financial Officer.

(d)

Effective July 29, 2009, Charles Leibold became a Director. Effective September 13, 2014 Mr. Leibold resigned as Director.

Mr. Ang, Woon Han was appointed as director, CEO and President on September 13, 2014. He served 5 full years as a military officer in both combat and staff positions, and left the force in 2007 to start his first PR and Marketing firm in Singapore, which helped him amass his first pot of gold. He then moved to Hong Kong, where he served as the Marketing Communications and IT Manager for a HK based group of companies. In 2009, he was engaged by China Trends Holdings Limited to take the position of CEO (China Region), heading BOSS Education Limited and its 4 subsidiaries to spearhead the development and sales of the company’s 3C Products. In early 2010, Mr. Ang left BOSS Education to start Wupoxi Group Limited, a career and entrepreneurship services company. The company grew from a small staff of 3 people to over 35 people in 2 years, with 8 business departments and products and services in areas of Publishing, Game Development, Media Production, Training, IT Platforms and Business Networking. The company was valued at close of 100 million RMB by September 2011. In 2012, Mr. Ang was offered the position of CEO (China Region) by IKARI, a Japanese environmental management company and one of the 3 market leaders in China. Mr. Ang led the company to develop a new range of intelligent products, while helping 3 of the 8 branch offices triple their revenues. In 2013, Mr. Ang joined UTAAP, a Shanghai-based game development company focusing on mobile gaming, as their Vice President for global business development. The company was later successfully sold to Shanda Investments. With a vast experience in the area of business management in multiple industries spanning from Marketing, Media, Information Technology, Education, Environmental Management and Corporate Investments, Mr. Ang now takes the helm as Chairman and CEO of Cheung Sheng Group, He leads the board of directors in the strategic charting of the group’s businesses, as well as the global management body in the implementation of all business operations and projects.

Stephen Sperco was appointed the Company’s Chief Operating Officer on December 31, 2006 and then was appointed Chief Executive Officer on April 2, 2007. Mr. Sperco is the founder and President of Sperco Associates, Inc. and Sperco Technology Group, L.L.C. Sperco Associates was founded in 1986 and is headquartered in Chicago, Illinois. Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology (IT) systems. The organizations provide independent, third party consulting, planning, and facilities management services. The consulting personnel provide services in the area of Telecommunications to support the voice, data, and image requirements of clients. Support in the area of IT systems is provided for the Desktop Computing, Local Area Network (LAN), and Wide Area Network (WAN) requirements of clients. The organizations also provide Management Support, Staff Augmentation, Quality Assurance, and operational functions related to Facilities Management and Outsourcing engagements. The firm has conducted consulting engagements in North America, the United Kingdom, and Europe. The industry focus of Sperco Associates has been in the Private Sector with Financial Services, Insurance, Health Care, and Fortune 1000 organizations. The focus of Sperco Technology Group has been in the Public Sector with Education and Health Care organizations. For IT Infrastructure, Telecommunications, and IT Physical Infrastructure the firms have developed significant expertise in Strategic Planning, Optimization, Design, Procurement, Contract Negotiations, Quality Assurance, and Implementation Project Management. In the areas of Facilities Management and Outsourcing, the firms have developed significant expertise in Organization Management and Planning, Project Management, Strategic Planning, Contract Negotiations, and the management of day-to-day department operations. The firms have extensive experience in the specialty areas of Financial Trading Floors, Call Center Applications, Structured Wiring Systems, Voice Recording/Logging Applications, Interactive Voice Response (IVR) applications, IP Telephony, and Network Optimization. Mr. Sperco is responsible for both the executive management of the consulting firms and the direction of consulting engagements. Mr. Sperco has been a consultant since 1975 and in this capacity has extensive experience with the planning and management of complex engagements. Before founding Sperco Associates, Inc., Mr. Sperco was a principal and Regional Vice President for Marketing and Systems Development Corporation. Marketing and Systems Development Corporation was a telecommunications consulting firm that was subsequently purchased by EDS. Mr. Sperco was with Marketing and Systems Development Corporation for ten years. Mr. Sperco earned a Bachelor of Arts degree in Economics from Middlebury College, Middlebury, Vermont in 1975. Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our former CEO/President and Director. Stephen Sperco was appointed Chairman of the Board. Effective September 13, 2014, Mr. Sperco resigned as Director.

Mr. Cheng, Yew Siong was appointed director and CFO on September 13, 2014. After completing his education in Singapore, Mr. Chen served 2 years in the Singapore Police Force as an officer, before leaving the force to start his private sector career path. Mr. Cheng started off as a hardware store manager, providing fixture and interior renovation products and services to the mass consumers. Through hard work and perseverance, he managed to achieve a sales track record of 700 households per annum. From April 2009, Mr. Cheng used his savings to start a Japanese restaurant in Singapore, and maintained the business and its steady revenues and profits all the way till 2013. In 2014, Mr. Cheng as invited by Hong Kong partners to become the co-founder and current managing director of Asia Prestige Limited, a marketing consultancy company based on Hong Kong with an annual turnover of more than 5 million USD.

Charles Leibold became the Company’s Controller in January 2006 and effective June 1, 2006 he was appointed our Chief Financial Officer. Mr. Leibold began his career with the Big Four accounting firm of Deloitte and Touche. Subsequently, he became Director of International and Domestic Field Audit for the Avis Rent a Car System and Vice President of Finance and Treasurer of AIM Group, Inc., the holding company for certain Budget Rent a Car franchises. From January 1998 through May 1999, as Manager of AquaSource Inc., he was aggressively involved in the development of a start-up venture experiencing rapid growth through acquisitions. Specifically he was responsible for the successful transition of all of the seller's business into AquaSource. From June 1999 through May 2003, as Vice President and Director of Acquisition Partners, Inc., he directed the strategic planning and staffing of a start-up venture providing acquisitions and divestiture services to its clients. From June 2003 through mid-January 2006, Mr. Leibold provided consulting, accounting and tax services to clients in a wide variety of industries. In addition to having served in key financial management roles for both large and small companies, Mr. Leibold is a Certified Public Accountant and a Member of the Institute of Certified Public Accountants and Texas State Board of Public Accountancy. Mr. Leibold graduated from Pace University with a BBA in Accounting. Effective July 29, 2009, Charles Leibold became a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders. The Definitive Information Statement had a record date of June 25, 2009. Effective September 13, 2014 Mr. Leibold resigned as Director.

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

CODE OF ETHICS.

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Logicquest Technology, Inc." Our address is: Logicquest Technology, Inc., Room 18, 4th Floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Kowloon, Hong Kong.

DIRECTOR INDEPENDENCE.

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Three board positions are vacant. The two members of the Board of Directors are Ang Woon Han and Cheng Yew Siong. Mr Ang is the Chairman of the Board of Directors and the Company’s Chief Executive Officer and President. Mr Cheng is the Company’s Chief Financial Officer. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2014, the Board of Directors held five meetings which were attended by all members.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Ang Woon Han at Logicquest Technology, Inc., Room 18, 4th Floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Kowloon, Hong Kong. Every director will participate in the consideration of director nominees.

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

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee is Ang Woon Han and Cheng Yew Siong.

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2014.

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Ang Woon Han. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Logicquest Technology, Inc., Room 18, 4th Floor, Tower A, New Mandarin Plaza, Tsim Sha Tsui East, Kowloon, Hong Kong. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ang Woon Han (1)	2014	—	—	—
President/Director	2013	—	—	—

Stephen Sperco (2)	2014	—	—	—
Former President/Director	2013	—	—	—

Cheng Yew Siong (3)	2014	—	—	—
CFO/Director	2013	—	—	—

Charles Leibold (4)	2014	—	—	—
Former CFO (PFO), Secretary/Director	2013	—	—	—

———————

(1)

Mr Ang Woon Han had agreed that until the Company begins to attain a balance in cash flow he will not receive any salary.

(2)

Effective March 31, 2009, Mr. Sperco’s annual base salary was reduced to $0.

(3)

Mr. Cheng Yew Siong had agreed that until the company begins to attain a balance in cash flow he will not receive any salary.

(4)

Effective January 1, 2010, Mr. Leibold’s annual base salary was reduced to $0.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2014

None

DIRECTOR COMPENSATION

There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of April 15, 2015 which was 1,607,963 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (1)

Common Stock	Ang Woon Han	1,276,013	(2)	53.8%
Common Stock	Manfred Sternberg	195,194	(3)	8.5%
	1110 Guinea Drive
	Houston, Texas 77055
Common Stock	William Koehler	136,756	(4)	5.9%
	1602 Lynnview Drive
	Houston, Texas 77055
	All executive officers and directors - 1 person	1,276,013	(5)	53.8%

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,849 shares of Common Stock outstanding as of April 15, 2015 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2)

Of the 1,276,013 shares beneficially owned by Mr. Ang Woon Han, our CEO and President (i) 1,203,513 are common shares owned directly by Mr. Ang Woon, and (ii) 72,500 are common shares issuable upon the conversion of preferred shares.

(3)

Of the 195,194 shares beneficially owned by Mr. Sternberg: (i) 161,014 are common shares owned directly by Mr. Sternberg, and (ii) 34,180 are common shares owned indirectly by Mr. Sternberg.

(4)

The 136,756 shares beneficially owned by Mr. Koehler are common shares owned directly by Mr. Koehler.

(5)

Includes shares, options, warrants and preferred convertible shares owned by this person.

On September 11, 2014, SAIC, the Company’s majority shareholder, sold to Ang Woon Han 1,203,513 shares of common stock, 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. As a result, Mr. Ang owns 52% of our common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock

On March 19, 2015, the Company’s outstanding shares had changed from 46,033,565 to 2,301,849 following a reverse stock split of 1:20.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2014 and 2013, the Company engaged in related party transactions as follows:

Secured note payable:

During 2013 and 2014, the Company borrowed $65,600 and 27,000 respectively from SAIC for working capital purposes.

On September 11, 2014, the payables were assigned to, Tang Chuan Choon, a third party. Thus, the balances were shown as $0 as at December 31, 2014. Tang Chuan Choon agreed to pay SAI Corporation for the debts.

As of December 31, 2014 and December 31, 2013, the Company owed $0 and $1,310,600 respectively on the note payable.

During 2014 and 2013, the Company incurred interest expense on the related party note payable debt of $319,572 and $311,550, respectively. At December 31, 2014 and December 31, 2013, $0 and $705,681, respectively is payable to SAIC and included under the caption accrued liabilities to related parties on the balance sheet.

Accounts payable to related parties:

Our former CEO, Stephen Sperco (“SS”), is the sole manager and member of Sperco, LLC, a Texas limited liability company. On November 7, 2009, as a result of the Company entering into an Asset Sale and Purchase Agreement to sell certain Logicquest Technology, Inc. Medical Grade Network (“MGN”) and Healthcare Information Management Systems (“HIMS”) assets to Sperco, LLC, at December 31, 2014 and December 31, 2013, $0 and $98,766, respectively is payable to Sperco, LLC. Effective January 1, 2010, Sperco, LLC commenced providing management, accounting and administrative services, as well as, network infrastructure and engineering support to Logicquest as needed in exchange for space and associated services. Effective July 1, 2010 Logicquest agreed to pay $15,000 monthly for those services and in August 2012 the monthly amount was $18,500 and beginning September 2012 the monthly amount was revised to $15,500 to reflect support for a new project engagement. As of December 31, 2014 and December 31, 2013 Logicquest owes $0 and $641,500, respectively for those services. The combined amount of $0 and $717,266 is included under the caption accounts payable to related party on the balance sheet as of December 31, 2014 and December 31, 2013, respectively.

SS is the sole manager and member of Structured Systems Design, LLC, (“SSD”) a Delaware limited liability company. Effective July 1, 2010, SSD in conjunction with other Sperco entities agreed to pay a monthly amount of $4,000 for office space and associated services to Logicquest for the Sperco entities. Effective August 1, 2011, Sperco, LLC, SSD and Logicquest moved from Suite 600 to Suite 350 and Logicquest agreed to pay the Sperco entities $1,000 rent on a month-to-month basis. As of December 31, 2014 and December 31, 2013, the Sperco entities owed $0 and $23,000, respectively in rent payments to Logicquest and the $0 and $23,000 is included under the caption accounts payable to related party on the balance sheet.

Accrued liabilities to related parties:

As of December 31, 2014 and December 31, 2013: (1) $18,000 of fees accrued to Board of Director member Ang Woon Han and $37,916 of fees accrued to former Board of Director member Stephen Sperco ($17,500) and former Board of Director member Dale Geary ($20,417) and (2) $6,000 of accrued vehicle allowances to Stephen Sperco are included under the caption accrued liabilities to related parties totaling $749,600 on December 31, 2013. As of December 31, 2014 and December 31, 2013, accrued interest on the note payable to related party of $0 and $705,681, respectively are included under the caption accrued liabilities to related parties totaling $0 and $749,600, respectively on the balance sheet.

Equity Related:

As of December 31, 2014, the company has outstanding: (i) 2,301,849 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,349 shares of common stock. The company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

DIRECTOR INDEPENDENCE.

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. There are three vacancies. The two members of the Board of Directors are Ang Woon Han and Cheng Yew Siong. Effective Sep 11, 2014, Ang Woon Han was appointed Chairman of the Board and the titles of CEO and President were combined, and Cheng Yew Siong was appointed CFO. There is no family relationship between any of our directors and executive officers.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2014 and 2013.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2014 and 2013 were as follows:

2014	2013
$8,500	$8,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2014 and 2013 were as follows:

2014	2013
$—	$—

3. ALL OTHER FEES.

2014	2013
$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO
31.2	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CEO
32.2	Certification pursuant to Section 1350 of CFO
101	XBRL

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

LOGICQUEST TECHNOLOGY, INC.

April 15, 2015	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2015	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

April 15, 2015	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO
31.2	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CEO
32.2	Certification pursuant to Section 1350 of CFO
101	XBRL