Form 10-Q
period 2015-03-31
Logicquest Technology, Inc.
filed 2015-05-15
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-22711

LOGICQUEST TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Park Avenue, 15th Floor #31, New York, NY, U.S.A.	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 212-231-0033

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2015, the registrant had outstanding 2,301,849 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Total current assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$727,500	$727,500
Accrued liabilities	1,234,883	1,141,135
Note payable	1,337,600	1,337,600
Due to related parties	40,765	18,000
Total current liabilities	3,340,748	3,224,235

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2015)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2015)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,849 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(25,830,987)	(25,714,474
Total stockholders' deficit	(3,340,748)	(3,224,235)
Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

UNAUDITED

	Three Months Ended
	March 31,
	2015	2014

Service revenue	$—	$19,528
Cost of services	—	23,513
Gross loss	—	(3,985)

Selling, general and administrative expenses	37,040	60,538
Loss from operations	(37,040)	(64,523)
Interest expense	(79,473)	(78,657)

Net loss	$(116,513)	$(143,180)

Net loss per share – basic and diluted	$(0.05)	$(0.06)

Basic and diluted weighted average shares outstanding	2,301,849	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

UNAUDITED

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(116,513)	$(143,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	(191)
Accounts payable and accrued liabilities	93,748	4,203
Accounts payable to related party	—	47,800
Accrued liabilities to related parties	—	78,658
Deferred revenue	—	(1,156)
Net cash used in operating activities	(22,765)	(13,866)

Cash flows from financing activities:
Proceeds from related parties	22,765	10,000
Net cash provided by financing activities	22,765	10,000

Net decrease in cash and cash equivalents	—	(3,866)
Cash and cash equivalents at beginning of period	—	4,723
Cash and cash equivalents at end of period	$—	$857

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2014 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2015, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity raised from qualified individuals and loans from a related party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTIES

The due to related parties is summarized below:

	3/31/2015	12/31/2014
Fees paid by Ang Woon Han on behalf of the Company	$40,765	$18,000

4. EQUITY TRANSACTIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2015 and for the three months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2014.

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

OUR BUSINESS

Logicquest was engaged in the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 the Board of Directors authorized an orderly wind down of the Company’s internet connectivity business which ceased effective June 30, 2014. The Company has currently no business. To sustain the Company’s operation, the Board is currently seeking investment opportunities in IT field in Greater China Region, and is targeting to successfully locate at least one in the second quarter of 2015.

COMPETITION

Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

We do not have a website currently.

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

STOCK-BASED COMPENSATION

Accounting Standard 718, "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, Logicquest implemented ASC 718, and accordingly, Logicquest accounts for compensation cost for stock option plans in accordance with ASC 718.

Logicquest accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

DERIVATIVE FINANCIAL INSTRUMENTS

Logicquest does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Logicquest evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, Logicquest uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated April 15, 2015 (included in our annual report on Form 10-K for the year ended December 31, 2014), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2015 and the year ended December 31, 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party.

During the three months ended March 31, 2015 and 2014, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2015	2014
Net loss	$(116,513)	$(143,180)
Negative cash flow from operations	(22,765)	(13,866)
Negative working capital	(3,340,748)	(3,224,235)
Stockholders’ deficit	(3,340,748)	(3,224,235)

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,			Increase (Decrease)
	2015	2014	2013	2015 from 2014	2014 from 2013
Service revenue	$—	$19,528	$32,153	$(19,528)	$(12,625)
Cost of services	—	23,513	26,965	(23,513)	(3,452)
Gross profit (loss)	—	(3,985)	5,188	3,985	(9,173)
Selling, general and administrative expenses	37,040	60,538	62,041	(23,498)	(1,503)
Loss from operations	(37,040)	(64,523)	(56,853)	(27,483)	7,670
Interest expense	(79,473)	(78,657)	(76,249)	816	2,408
Net loss	$(116,513)	$(143,180)	$(133,102)	$(26,667)	$10,078

Service Revenue.

The decrease in Service Revenue of $19,528 from 2014 to 2015 is due to the cancellation of our networking service and operations.

Cost of Services.

The net decrease in Cost of Services of $23,513 from 2014 to 2015 is due to the cancellation of our networking service and operations.

Gross Profit.

Our Gross Profit increased $3,985 from 2014 to 2015. Our Gross Profit as a percentage of Service Revenue increased from negative 20% in 2014 and nil in 2015 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The SG&A decrease of $23,498 from 2014 to 2015 is primarily due to the decrease of expenses attributable to the cease of our networking service.

Interest Expense.

The increase in Interest Expense of $816 from 2014 to 2015 is a result of the increase in borrowings under the secured note payable.

Net Loss.

The Net Loss decreased $26,667 from 2014 to 2015 due to the items described above.

FINANCIAL CONDITION

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	2015 from 2014	2014 from 2013
Net cash used in by operating activities	$(22,765)	$(13,866)	$8,899	$(13,831)

Net cash provided by financing activities	22,765	10,000	12,765	(16,600)
Net decrease in cash	$—	$(3,866)	$3,866	$(2,769)
Cash balance at end of period	$—	$857

Operating Activities.

The increase of cash used in operations of $8,899 from 2014 to 2015 is due to the professional fee paid for the reverse stock split transaction in 2015.

Financing Activities.

The increase of $12,765 in cash provided by financing activities from 2014 to 2015 is due to the changes in short term debt from related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our cash and cash equivalents, and total current assets were nil; total current liabilities were $3,340,748 and total stockholders’ deficit was $3,340,748.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Logicquest Technology, Inc.

Date: May 15, 2015	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: May 15, 2015	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer