Form 10-Q
period 2015-06-30
Logicquest Technology, Inc.
filed 2015-08-14
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 14, 2015, the registrant had outstanding 2,301,849 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	17,799	—
Total current assets	$17,799	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$727,500	$727,500
Accrued liabilities	1,301,909	1,141,135
Note payable	1,337,600	1,337,600
Due to related parties	108,249	18,000
Total current liabilities	3,475,258	3,224,235

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2015)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2015)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,849 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(25,947,698)	(25,714,474)
Total stockholders' deficit	(3,457,459)	(3,224,235)
Total liabilities and stockholders' deficit	$17,799	$—

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Service revenue	$—	$17,059	$—	$36,587
Cost of services	—	20,246	—	43,759
Gross loss	—	(3,187)	—	(7,172)

Selling, general and administrative expenses	36,689	61,766	73,729	122,304
Loss from operations	(36,689)	(64,953)	(73,729)	(129,476)
Interest expense	(80,022)	(79,770)	(159,495)	(158,427)

Net loss	$(116,711)	$(144,723)	$(233,224)	$(287,903)

Net loss per share – basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.13)

Basic and diluted weighted average shares outstanding	2,301,849	2,301,849	2,301,849	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

UNAUDITED

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(233,224)	$(287,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	(649)
Prepaid expenses and other current assets	(17,799)	4,777
Accounts payable and accrued liabilities	160,774	3,823
Accounts payable to related party	—	95,300
Accrued liabilities to related parties	—	158,428
Deferred revenue	—	(2,237)
Net cash used in operating activities	(90,249)	(28,461)

Cash flows from financing activities:
Proceeds from related parties	90,249	27,000
Net cash provided by financing activities	90,249	27,000

Net decrease in cash and cash equivalents	—	(1,461)
Cash and cash equivalents at beginning of period	—	4,723
Cash and cash equivalents at end of period	$—	$3,262

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2015, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from related parties and independent third parties. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTIES

The due to related parties is summarized below:

	6/30/2015	12/31/2014
Fees paid by Ang Woon Han, the Company’s Chief Executive Officer, on behalf of the Company	$—	$18,000
Fees paid by Asia Prestige Holdings Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$57,098	$—
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$51,151	$—
	$108,249	$18,000

On April 1, 2015, the entire amount due to Ang Woon Han was assigned to Asia Prestige Holdings Limited. Thus, the balance of payable to Ang Woon Han was reduced to $0 as of June 30, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2015 and for the six months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2014.

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

OUR BUSINESS

Following the closure of the Company’s internet connectivity business in 2014, the company moved its focus to investment opportunities in the IT sector of the Greater China Region. During this quarter, we have identified potential investment opportunities, and have been in discussion with the owners of these companies.  We followed three basic criteria in our selection and due diligence process of these companies. First, they must be mobile related, second, they must target a niche market, and third, they must have a clear and proven revenue model.

It is our desire to acquire a majority state in at least one of these companies, however, no agreements have been signed and there is no guarantee these discussions will translate into any acquisition.

COMPETITION

Investment companies targeting the IT sector are often driven by the lure of a large user base, with no expectant revenues. We seek to differentiate ourselves from our competitors by focusing our investment resources and efforts on revenue generating IT businesses that target niche markets of mobile users.

We believe this strategy will gain us better value for money in the investments we make, which we subsequently intend to empower with foreign (non-Chinese) technology and intellectual property to help these businesses gain an edge over less creative Chinese developers and competitors.

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

During the six months ended June 30, 2015 and the year ended December 31, 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from  related parties and independent third parties.

During the six months ended June 30, 2015 and 2014, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2015	2014
Net loss	$(233,224)	$(287,903)
Negative cash flow from operations	(90,249)	(28,461)
Negative working capital	(3,457,459)	(3,070,074)
Stockholders’ deficit	(3,457,459)	(3,070,074)

These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. We expect to confirm our acquisition target in the next quarter and realize revenues by the fourth quarter of 2015.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	2015 from 2014
Service revenue	$—	$17,059	$(17,059)
Cost of services	—	20,246	(20,246)
Gross loss	—	(3,187)	3,187
Selling, general and administrative expenses	36,689	61,766	(25,077)
Loss from operations	(36,689)	(64,953)	(28,264)
Interest expense	(80,022)	(79,770)	252
Net loss	$(116,711)	$(144,723)	$(28,012)

Service Revenue.

The decrease in Service Revenue of $17,059 from 2014 to 2015 is due to the cancellation of our networking service and operations.

Cost of Services.

The net decrease in Cost of Services of $20,246 from 2014 to 2015 is due to the cancellation of our networking service and operations.

Gross Profit.

Our Gross Profit increased $3,187 from 2014 to 2015. Our Gross Profit as a percentage of Service Revenue increased from negative 19% in 2014 and nil in 2015 primarily as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The SG&A decrease of $25,077 from 2014 to 2015 is primarily due to the decrease of expenses attributable to the cease of our networking service.

Interest Expense.

The increase in Interest Expense of $252 from 2014 to 2015 is a result of the increase in borrowings under the secured note payable.

Net Loss.

The Net Loss decreased $28,012 from 2014 to 2015 due to the items described above.

FINANCIAL CONDITION

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	2015 from 2014
Net cash used in by operating activities	$(90,249)	$(28,461)	$61,788
Net cash provided by financing activities	90,249	27,000	63,249
Net decrease in cash	$—	$(1,461)	$(1,461)
Cash balance at end of period	$—	$3,262

Operating Activities.

The increase of cash used in operations of $61,788 from 2014 to 2015 is due to the professional fee paid for the reverse stock split transaction and the payment for trademark registration in 2015.

Financing Activities.

The increase of $63,249 in cash provided by financing activities from 2014 to 2015 is due to the changes in short term debt from related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our cash and cash equivalents were nil; total current assets were $17,799; total current liabilities were $3,475,258 and total stockholders’ deficit was $3,457,459.

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 14, 2015	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: August 14, 2015	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer