Form 10-Q
period 2015-09-30
Logicquest Technology, Inc.
filed 2015-11-06
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 6, 2015, the registrant had outstanding 2,301,849 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	20,335	—
Total current assets	$20,335	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$727,500	$727,500
Accrued liabilities	1,381,821	1,141,135
Note payable	1,337,600	1,337,600
Due to related parties	151,148	18,000
Total current liabilities	3,598,069	3,224,235

Stockholders' deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2015)	—	—
Series D Convertible Non-Redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2015)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,849 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,067,973)	(25,714,474)
Total stockholders' deficit	(3,577,734)	(3,224,235)
Total liabilities and stockholders' deficit	$20,335	$—

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Service revenue	$—	$—	$—	$36,587
Cost of services	—	167	—	43,926
Gross loss	—	(167)	—	(7,339)

Selling, general and administrative expenses	39,702	11,884	113,431	134,190
Loss from operations	(39,702)	(12,051)	(113,431)	(141,529)
Interest expense	(80,573)	(80,573)	(240,068)	(239,000)

Net loss	$(120,275)	$(92,624)	$(353,499)	$(380,529)

Net loss per share – basic and diluted	$(0.05)	$(0.04)	$(0.15)	$(0.17)

Basic and diluted weighted average shares outstanding	2,301,849	2,301,849	2,301,849	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

UNAUDITED

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(353,499)	$(380,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	357
Prepaid expenses and other current assets	(20,335)	9,777
Accounts payable and accrued liabilities	240,686	9,166
Accounts payable to related party	—	331,743
Deferred revenue	—	(2,237)
Net cash used in operating activities	(133,148)	(31,723)

Cash flows from financing activities:
Proceeds from related parties	133,148	27,000
Net cash provided by financing activities	133,148	27,000

Net decrease in cash and cash equivalents	—	(4,723)
Cash and cash equivalents at beginning of period	—	4,723
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Non-cash transactions:
Assignment of related party payables	$—	$727,500
Assignment of related party accrued liabilities	—	1,027,190
Assignment of related party note payable	—	1,337,600
Forgiveness of related party payables	—	43,919

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2015, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from related parties and independent third parties. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses and has a negative working capital.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTIES

The due to related parties is summarized below:

	9/30/2015	12/31/2014
Fees paid by Ang Woon Han, the Company’s Chief Executive Officer, on behalf of the Company	$—	$18,000
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$151,148	$—
	$151,148	$18,000

On April 1, 2015, the entire amount due to Ang Woon Han was assigned to Asia Prestige Holdings Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong. Thus, the balance of payable to Ang Woon Han was reduced to $0 as of September 30, 2015.

As of June 30, 2015, the Company had a balance payable to Asia Prestige Holdings Limited in the amount of $57,098. The entire amount was assigned to Logicquest Technology Limited on July 31, 2015, therefore, the balance payable to Asia Prestige Holdings Limited was reduced to $0 as of September 30, 2015.

4. EQUITY TRANSACTIONS

On October 31, 2014, the Company approved to (i) change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.”; (ii) increase the number of authorized shares of common stock, par value $0.001, from 50,000,000 to 200,000,000; and (iii) perform reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty pre-split shares. The changes were effective March 19, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2015 and for the nine months ended September 30, 2015, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report on Form 10-K for 2014.

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

OUR BUSINESS

Following the closure of the Company’s internet connectivity business in 2014, the Company moved its focus to investment opportunities in the IT sector of the Greater China Region. During the quarter ended September 30, 2015, we have identified potential investment opportunities, and have been in discussions with the owners of these companies.  We followed three basic criteria in our selection and due diligence process of these companies. First, they must be mobile related; second, they must target a niche market; and third, they must have a clear and proven revenue model.

It is our desire to acquire a majority stake in at least one of these companies, however, no agreements have been signed and there is no guarantee these discussions will translate into any acquisition.

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

During the nine months ended September 30, 2015 and the year ended December 31, 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties.

During the nine months ended September 30, 2015 and 2014, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2015	2014
Net loss	$(353,499)	$(380,529)
Negative cash flow from operations	(133,148)	(31,723)
Negative working capital	(3,577,734)	(3,118,781)
Stockholders’ deficit	(3,577,734)	(3,118,781)

These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. We expect to confirm our acquisition target in the next quarter and realize revenues by early 2016.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	2015 from 2014
Service revenue	$—	$—	$—
Cost of services	—	167	(167)
Gross loss	—	(167)	167
Selling, general and administrative expenses	39,702	11,884	27,818
Loss from operations	(39,702)	(12,051)	27,651
Interest expense	(80,573)	(80,573)	—
Net loss	$(120,275)	$(92,624)	$27,651

Service Revenue.

There was no Service Revenue generated in 2014 to 2015 is due to the cancellation of our networking service and operations.

Cost of Services.

The net decrease in Cost of Services of $167 from 2014 to 2015 is due to the cancellation of our networking service and operations.

Gross Profit.

Our Gross Profit increased $167 from 2014 to 2015 as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The SG&A increase of $27,818 from 2014 to 2015 is primarily due to low expense during 2014 attributable to the cancellation of our networking service and operations.

Interest Expense.

The Interest Expense remained constant in 2015 compared to 2014 due to no change in borrowings under the secured note payable.

Net Loss.

The Net Loss increased by $27,651 from 2014 to 2015 due to the items described above.

FINANCIAL CONDITION

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	2015 from 2014
Net cash (used in) operating activities	$(133,148)	$(31,723)	$101,425
Net cash provided by financing activities	133,148	27,000	106,148
Net decrease in cash and cash equivalents	$—	$(4,723)	$(4,723)
Cash balance at end of period	$—	$—

Operating Activities.

The increase of cash used in operations of $101,425 from 2014 to 2015 is due to the professional fees paid for the reverse stock split transaction, the engagement of administrative supporting services and the payment for trademark registration in 2015.

Financing Activities.

The increase of $106,148 in cash provided by financing activities from 2014 to 2015 is due to continuing financial support from related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our cash and cash equivalents were nil; total current assets were $20,335; total current liabilities were $3,598,069 and total stockholders’ deficit was $3,577,734.

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: November 6, 2015	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: November 6, 2015	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer