Form 10-K
period 2015-12-31
Logicquest Technology, Inc.
filed 2016-03-30
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

As of June 30, 2015 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $274,613.

On March 30, 2016, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

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

In this Form 10-K, we refer to ourselves as "Logicquest," "We," Us," “the Company,” and "Our."

Our executive offices are located at: Logicquest Technology, Inc., 410 Park Avenue, 15th Floor #31, New York, NY, U.S.A.; tel. voice: 212-231-0033, fax: 212-231-8121. We do not have a website currently.

Our growth is dependent on attaining profit from acquiring new operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2016, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) and our trading symbol is LOGQ.

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

On December 27, 2010 our 100% owned subsidiary, Trilliant Technology Group, Inc. was dissolved.

On September 11, 2014, SAIC, the Company’s majority shareholder, sold to Mr. Ang Woon Han 24,070,250 shares of common stock (1,203,513 shares post reverse stock split), 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. As a result, Mr. Ang owns 52% of our shares of common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock.

On January 2, 2015, the Company had filed a 14C for restructuring the Company. Actions taken included:

•	To change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.”
•	To increase the number of authorized shares of Common Stock, par value $0.001 from fifty million (50,000,000) to two hundred million (200,000,000) (the “Authorized Increase”); and
•	To perform a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of one post-split share per twenty pre-split shares (the “Reverse Stock Split”).

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our office is located at 410 Park Avenue, 15th Floor #31, New York, NY, U.S.A.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCBB and our trading symbol is "LOGQ". The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

	2015		2014
	HIGH	LOW	HIGH	LOW
First Quarter	$0.32	$0.01	$0.0065	$0.0040
Second Quarter	0.32	0.25	0.0080	0.0042
Third Quarter	0.40	0.25	0.0150	0. 0050
Fourth Quarter	0.25	0.20	0.0160	0.0100

COMMON STOCK

On March 30, 2016, we had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

On March 30, 2016, we had approximately 61 shareholders of record.

Our transfer agent is American Stock Transfer and Trust Company.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

SALE OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
PLAN CATEGORY:	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	93,365	(1)

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2015, 56,635 shares of common stock have been granted pursuant to the 2005 Plan.

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

OVERVIEW

Logicquest consisted of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During 2014, our business volume was dropped sharply compared with 2013, and the management by then had decided to cease the business on June 30, 2014. Mr. Ang Woon Han took over the majority of Logicquest on September 11, 2014 through the purchase of shares from SAI Corporation, the then largest shareholder. Mr. Ang is exploring to acquire promising new businesses in 2016, either through the issuance of shares or through financing.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2016, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2015 and 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2015	2014
Net loss	$(486,427)	$(485,983)
Negative cash flow from operations	(186,587)	(49,723)
Negative working capital	(3,710,662)	(3,224,235)
Stockholders’ deficit	(3,710,662)	(3,224,235)

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

LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended December 31, 2015 have been funded by loans from related parties. As of December 31, 2015, our cash and cash equivalents were $0; total current assets were $29,032, total current liabilities were $3,739,694 and total stockholders’ deficit was $3,710,662.

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

RESULTS OF OPERATIONS

			Increase (Decrease)
	2015	2014	2015 from 2014
Service revenue	$-	$36,591	$(36,591)
Cost of services	-	43,926	(43,926)
Gross profit (loss)	-	(7,335)	7,335
Selling, general and administrative expenses	165,787	170,173	(4,394)

Loss from operations	(165,787)	(177,508)	(11,721)
Other income	-	11,097	(11,097)
Interest expense	(320,640)	(319,572)	1,068
Net loss	$(486,427)	$(485,983)	$444

Service Revenue.

The decrease in Service Revenue of $36,591 from 2014 to 2015 is due to cessation of our networking service and operations in June 2014.

Cost of Services.

The net decrease in Cost of Services of $43,926 from 2014 to 2015 is due to cessation of our networking service and operations in June 2014.

Gross Profit.

Our Gross Profit increased by $7,335 from 2014 to 2015. Our Gross Profit as a percentage of Service Revenue increased from negative 20% in 2014 to 0% in 2015 as a result of the changes in the Service Revenue and Cost of Services as described above.

Selling, General and Administrative Expenses (SG&A).

The decreases in SG&A from 2014 to 2015 of $4,394 are primarily due to the decrease of certain expenses attributable to the reduction in our networking service (carrier/circuit) business which ceased to operate in June 2014.

Other Income.

The decrease in Other Income of $11,097 from 2014 to 2015 is due to no other income generated in 2015.

Interest Expense.

The increase in Interest Expense of $1,068 from 2014 to 2015 is a result of the increase in borrowings under the secured note payable to the third party.

Net Loss.

The net loss increased by $444 from 2014 to 2015 is due to the items described above.

FINANCIAL CONDITION

			Increase (Decrease)
	2015	2014	2015 from 2014
Net cash (used in) operating activities	$(186,587)	$(49,723)	$136,864

Net cash provided by financing activities	186,587	45,000	141,587
Net increase (decrease) in cash	$-	$(4,723)	$4,723
Cash balance at end of period	$-	$-

Operating Activities.

The increase of $136,864 from 2014 to 2015 in cash used in operations is primarily due to professional fees paid for the reverse stock split transaction, engagement of administrative supporting services and payments for trademark registration in 2015.

Financing Activities.

The increase in cash provided by financing activities from 2014 to 2015 of $141,587 is due to continuing financial support from related parties.

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

STOCK-BASED COMPENSATION

Accounting Standard 718, "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented ASC 718, and accordingly, we account for compensation cost for stock option plans in accordance with ASC 718.

We account for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2016, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2015 and 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2015	2014
Net loss	$(486,427)	$(485,983)
Negative cash flow from operations	(186,587)	(49,723)
Negative working capital	(3,710,662)	(3,224,235)
Stockholders’ deficit	(3,710,662)	(3,224,235)

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

Our current operations are primarily funded by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

TABLE OF CONTENTS

———————

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

the Board of Directors and Stockholders

Logicquest Technology, Inc.

Houston, Texas

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 30, 2016

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	-
Prepaid expenses and other current assets	29,032	-
Total current assets	$29,032	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	2,197,507	1,868,635
Due to related parties	204,587	18,000
Note payable	1,337,600	1,337,600
Total current liabilities	3,739,694	3,224,235

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2015 and 2014; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2015)	-	-

Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2015)

Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at December 31, 2015 and 2,301,849 shares issued and outstanding at December 31, 2014(1)	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,200,901)	(25,714,474)
Total stockholders’ deficit	(3,710,662)	(3,224,235)
Total liabilities and stockholders’ deficit	$29,032	$-

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All common stock data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2015	2014
Service revenue	$-	$36,591
Cost of services	-	43,926
Gross loss	-	(7,335)
Selling, general and administrative expenses	165,787	170,173

Loss from operations	(165,787)	(177,508)

Other income	-	11,097
Interest expense	(320,640)	(319,572)

Net loss	$(486,427)	$(485,983)

Net loss per share – basic and diluted(1)	$(0.21)	$(0.21)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,849

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All per share data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2013	2,301,849	$2,302	48	$-	10	$-	$22,444,018	$(25,228,491)	$(2,782,171)
Forgiveness of payables to director							43,919		43,919
Net loss								(485,983)	(485,983)
Balance at December 31, 2014	2,301,849	2,302	48	-	10	-	22,487,937	(25,714,474)	(3,224,235)
Share adjustment	119	-					-
Net loss								(486,427)	(486,427)
Balance at December 31, 2015	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(26,200,901)	$(3,710,662)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(486,427)	$(485,983)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	-	357
Prepaid expenses and other current assets	(29,032)	9,777
Accounts payable and accrued liabilities	328,872	96,620
Accounts payable to related party	-	119,234
Accrued liabilities to related parties	-	212,509
Deferred revenues	-	(2,237)
Net cash used in operating activities	(186,587)	(49,723)
Cash flows from financing activities:
Proceeds from related parties	186,587	45,000
Net cash provided by financing activities	186,587	45,000
Net increase (decrease) in cash and cash equivalents	-	(4,723)
Cash and cash equivalents at beginning of year	-	4,723
Cash and cash equivalents at end of year	$-	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing and Investing Activities:
Assignment of related party payables	$-	$836,500
Assignment of related party accrued liabilities	$-	$918,190
Assignment of related party note payable	$-	$1,337,600
Forgiveness of related party payables	$-	$43,919

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Logicquest Technology, Inc. (“we”, “our”, the “Company") is a Nevada Corporation that previously consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider until it ceased operations effective June 30, 2014.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, the carrying amounts approximate fair values due to their short maturities.

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

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

STOCK-BASED COMPENSATION

Accounting Standard 718, “Accounting for Stock-Based Compensation” (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Logicquest accounts for compensation cost for stock option plans in accordance with ASC 718.

The Company accounts for share based compensation to non-employees in accordance with Accounting Standard 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2015 and 2014 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2015 and 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2015 and 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individuals and loans from a related party. We experienced negative financial results as follows:

	2015	2014
Net loss	$(486,427)	$(485,983)
Negative cash flow from operations	(186,587)	(49,723)
Negative working capital	(3,710,662)	(3,224,235)
Stockholders’ deficit	(3,710,662)	(3,224,235)

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

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

Our current operations are primarily funded by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

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

These alternatives could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

•	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.
•	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	12/31/2015	12/31/2014
Accrued interest on note payable	$1,345,893	$1,025,253
Accrued general and administrative expenses	124,114	115,882
Other payable	727,500	727,500
	$2,197,507	$1,868,635

The other payable balance was accounts payable to related party owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director). On September 11, 2014, the accounts payable to related party in the amount of $727,500 were assigned to Tang Chuan Choon, a third party.

4. NOTE PAYABLE

The Company’s note payable is $1,337,600 at December 31, 2015 and 2014. The note payable is unsecured, bears 15% interest per annum and is due on demand. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than 15 days’ delinquent. During 2015 and 2014, the Company incurred interest expenses of $320,640 and $319,572 respectively.

5. DUE TO RELATED PARTIES

The due to related parties is summarized below:

	12/31/2015	12/31/2014
Fees paid by Ang Woon Han, the Company’s Chief Executive Officer, on behalf of the Company	$—	$18,000
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	204,587	—

	$204,587	$18,000

On April 1, 2015, the entire amount due to Ang Woon Han was assigned to Asia Prestige Holdings Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong. Thus, the balance of payable to Ang Woon Han was reduced to $0 as of December 31, 2015.

As of June 30, 2015, the Company had a balance payable to Asia Prestige Holdings Limited in the amount of $57,098. The entire amount was assigned to Logicquest Technology Limited on July 31, 2015, thus, the balance of payable to Asia Prestige Holdings Limited was reduced to $0 as of December 31, 2015.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. INCOME TAXES

The composition of deferred tax assets at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets
Benefit from carryforward of net operating loss	$2,748,000,	$2,585,000
Less valuation allowance	(2,748,000)	(2,585,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2015 and 2014 is attributable to the valuation allowance.

At December 31, 2015, for federal income tax and alternative minimum tax reporting purposes, the Company has $8,083,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2035.

7. STOCKHOLDERS’ DEFICIT

STOCK OPTION PLANS

In 2005 the Company adopted the 2005 Stock and Stock Option Plan (the “2005 Plan”). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and directors and is administered by the board of directors. The board of directors has the exclusive power to select the participants, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the 2005 Plan is 150,000 shares. As of December 31, 2015, 56,635 shares of common stock have been granted.

When applicable, the Company uses the Black-Scholes option pricing model to value stock options and warrants and the simplified method of calculating expected term as described in ASC 718.

SUMMARY OF STOCK OPTIONS

There was no outstanding and exercisable option at December 31, 2015 and 2014 and no stock option activity during the years ended December 31, 2015 and 2014.

SUMMARY OF STOCK WARRANTS

There was no outstanding and exercisable warrant at December 31, 2015 and 2014 and no stock warrant activity during the years ended December 31, 2015 and 2014.

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

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. As a result, there was an additional 119 shares of common stock issued due to the roundup feature of the reverse stock split. All common stock data included in these financial statements have been restated to give effect to the reverse stock split.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

8. COMMITMENTS AND CONTINGENCIES

Lease Commitment

Commencing August 1, 2011, Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director) and the Company moved from Suite 600 to Suite 350 and the Company agreed to pay SLLC $1,000 rent on a month-to-month basis. The lease was terminated at the end of April 2014. For the years ended December 31, 2015 and 2014, the Company’s rent expense was $0 and $4,000, respectively.

9. FORGIVENESS OF PAYABLES

In connection with the September 11, 2014 transaction described above, certain former directors forgave liabilities due to them related to accrued director fees. The amount totaled $43,919 and was recorded in equity due to the nature of the relationship between the directors and the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2015.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitute material weaknesses in our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments for the past five years as of December 31, 2015, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Ang Woon Han (a)	31	Director/Chief Executive Officer/President
Stephen Sperco (b)	62	Former Director/Chief Executive Officer/President
Cheng Yew Siong (c)	37	Director/Chief Financial Officer
Charles Leibold (d)	66	Former Director/Chief Financial Officer

———————

(a)	Effective September 13, 2014, Mr. Ang Woon Han was appointed by the Board of Directors to the offices of Chief Executive Officer.
(b)

Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our former CEO/President and Director. Stephen Sperco was appointed Chairman of the Board. Effective September 13, 2014, Mr. Sperco resigned as Director.

(c)	Effective September 13, 2014, Mr. Cheng Yew Siong was appointed by the Board of Directors to the offices of Chief Financial Officer
(d)	Effective July 29, 2009, Charles Leibold became a Director. Effective September 13, 2014, Mr. Leibold resigned as Director.

Mr. Ang, Woon Han was appointed as director, CEO and President on September 13, 2014. He served 5 full years as a military officer in both combat and staff positions, and left the force in 2007 to start his first PR and Marketing firm in Singapore, which helped him amass his first pot of gold. He then moved to Hong Kong, where he served as the Marketing Communications and IT Manager for a HK based group of companies. In 2009, he was engaged by China Trends Holdings Limited to take the position of CEO (China Region), heading BOSS Education Limited and its 4 subsidiaries to spearhead the development and sales of the company’s 3C Products. In early 2010, Mr. Ang left BOSS Education to start Wupoxi Group Limited, a career and entrepreneurship services company. The company grew from a small staff of 3 people to over 35 people in 2 years, with 8 business departments and products and services in areas of Publishing, Game Development, Media Production, Training, IT Platforms and Business Networking. The company was valued at close of 100 million RMB by September 2011. In 2012, Mr. Ang was offered the position of CEO (China Region) by IKARI, a Japanese environmental management company and one of the three (3) market leaders in China. Mr. Ang led the company to develop a new range of intelligent products, while helping three (3) of the eight (8) branch offices triple their revenues. In 2013, Mr. Ang joined UTAAP, a Shanghai-based game development company focusing on mobile gaming, as their Vice President for global business development. The company was later successfully sold to Shanda Investments. With a vast experience in the area of business management in multiple industries spanning from Marketing, Media, Information Technology, Education, Environmental Management and Corporate Investments, Mr. Ang now takes the helm as Chairman and CEO of Cheung Sheng Group, He leads the board of directors in the strategic charting of the group’s businesses, as well as the global management body in the implementation of all business operations and projects.

Stephen Sperco was appointed the Company’s Chief Operating Officer on December 31, 2006 and then was appointed Chief Executive Officer on April 2, 2007. Mr. Sperco is the founder and President of Sperco Associates, Inc. and Sperco Technology Group, L.L.C. Sperco Associates was founded in 1986 and is headquartered in Chicago, Illinois. Both organizations are privately held consulting firms that focus in the areas of Telecommunications and Information Technology (IT) systems. The organizations provide independent, third party consulting, planning, and facilities management services. The consulting personnel provide services in the area of Telecommunications to support the voice, data, and image requirements of clients. Support in the area of IT systems is provided for the Desktop Computing, Local Area Network (LAN), and Wide Area Network (WAN) requirements of clients. The organizations also provide Management Support, Staff Augmentation, Quality Assurance, and operational functions related to Facilities Management and Outsourcing engagements. The firm has conducted consulting engagements in North America, the United Kingdom, and Europe. The industry focus of Sperco Associates has been in the Private Sector with Financial Services, Insurance, Health Care, and Fortune 1000 organizations. The focus of Sperco Technology Group has been in the Public Sector with Education and Health Care organizations. For IT Infrastructure, Telecommunications, and IT Physical Infrastructure the firms have developed significant expertise in Strategic Planning, Optimization, Design, Procurement, Contract Negotiations, Quality Assurance, and Implementation Project Management. In the areas of Facilities Management and Outsourcing, the firms have developed significant expertise in Organization Management and Planning, Project Management, Strategic Planning, Contract Negotiations, and the management of day-to-day department operations. The firms have extensive experience in the specialty areas of Financial Trading Floors, Call Center Applications, Structured Wiring Systems, Voice Recording/Logging Applications, Interactive Voice Response (IVR) applications, IP Telephony, and Network Optimization. Mr. Sperco is responsible for both the executive management of the consulting firms and the direction of consulting engagements. Mr. Sperco has been a consultant since 1975 and in this capacity has extensive experience with the planning and management of complex engagements. Before founding Sperco Associates, Inc., Mr. Sperco was a principal and Regional Vice President for Marketing and Systems Development Corporation. Marketing and Systems Development Corporation was a telecommunications consulting firm that was subsequently purchased by EDS. Mr. Sperco was with Marketing and Systems Development Corporation for ten years. Mr. Sperco earned a Bachelor of Arts degree in Economics from Middlebury College, Middlebury, Vermont in 1975. Effective July 30, 2009, the titles of CEO and President were combined, and Stephen Sperco was appointed President. Mr. Sperco is our former CEO/President and Director. Stephen Sperco was appointed Chairman of the Board. Effective September 13, 2014, Mr. Sperco resigned as an officer Director of the Company.

Mr. Cheng, Yew Siong was appointed director and CFO on September 13, 2014. After completing his education in Singapore, Mr. Cheng served two (2) years in the Singapore Police Force as an officer, before leaving the force to start his private sector career path. Mr. Cheng started off as a hardware store manager, providing fixture and interior renovation products and services to the mass consumers. Through hard work and perseverance, he managed to achieve a sales track record of 700 households per annum. From April 2009, Mr. Cheng used his savings to start a Japanese restaurant in Singapore, and maintained the business and its steady revenues and profits until 2013. In 2014, Mr. Cheng was invited by Hong Kong partners to become the co-founder and current managing director of Asia Prestige Limited, a marketing consultancy company based on Hong Kong with an annual turnover of more than 5 million USD.

Charles Leibold became the Company’s Controller in January 2006 and effective June 1, 2006 he was appointed our Chief Financial Officer. Mr. Leibold began his career with the Big Four accounting firm of Deloitte and Touche. Subsequently, he became Director of International and Domestic Field Audit for the Avis Rent a Car System and Vice President of Finance and Treasurer of AIM Group, Inc., the holding company for certain Budget Rent a Car franchises. From January 1998 through May 1999, as Manager of AquaSource Inc., he was aggressively involved in the development of a start-up venture experiencing rapid growth through acquisitions. Specifically, he was responsible for the successful transition of all of the seller's business into AquaSource. From June 1999 through May 2003, as Vice President and Director of Acquisition Partners, Inc., he directed the strategic planning and staffing of a start-up venture providing acquisitions and divestiture services to its clients. From June 2003 through mid-January 2006, Mr. Leibold provided consulting, accounting and tax services to clients in a wide variety of industries. In addition to having served in key financial management roles for both large and small companies, Mr. Leibold is a Certified Public Accountant and a Member of the Institute of Certified Public Accountants and Texas State Board of Public Accountancy. Mr. Leibold graduated from Pace University with a BBA in Accounting. Effective July 29, 2009, Charles Leibold became a Director as a result of: (A) the June 12, 2009 written consent of a majority of our shareholders; (B) the June 22, 2009 filing of a Preliminary Information Statement; (C) the July 8, 2009 filing of a Definitive Information Statement; and, (D) the July 9, 2009 mailing of the Definitive Information Statement to our shareholders. The Definitive Information Statement had a record date of June 25, 2009. Effective September 13, 2014 Mr. Leibold resigned as an officer and Director of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. While the beneficial ownership by our officers and directors has been disclosed in this Form 10-K and other SEC filings, our officers have not filed the required Section 16(a) reports.  Until our officers and directors do so, we are not in compliance with Section 16(a) of the Exchange Act.

CODE OF ETHICS.

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Logicquest Technology, Inc." Our address is: Logicquest Technology, Inc., 410 Park Avenue, 15th Floor #31, New York, NY, U.S.A.

DIRECTOR INDEPENDENCE.

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Three board positions are vacant. The two members of the Board of Directors are Mr. Ang Woon Han and Mr. Cheng Yew Siong. Mr. Ang is the Chairman of the Board of Directors and the Company’s Chief Executive Officer and President. Mr. Cheng is the Company’s Chief Financial Officer. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2015, the Board of Directors did not hold any meetings.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Mr. Ang Woon Han at Logicquest Technology, Inc., 410 Park Avenue, 15th Floor #31, New York, NY, U.S.A. Every director will participate in the consideration of director nominees.

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

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee is Mr. Ang Woon Han and Mr. Cheng Yew Siong.

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2015.

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Mr. Ang Woon Han. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Logicquest Technology, Inc., 410 Park Avenue, 15th Floor #31, New York, NY, U.S.A. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ang Woon Han (1)	2015	45,000	-	-
President/Director	2014	-	-	-

Stephen Sperco (2)	2015	-	-	-
Former President/Director	2014	-	-	-

Cheng Yew Siong (3)	2015	-	-	-
CFO/Director	2014	-	-	-

Charles Leibold (4)	2015	-	-	-
Former CFO (PFO), Secretary/Director	2014	-	-	-

———————

(1)	Effective from May 1, 2015, Mr. Ang Woon Han began receiving a monthly salary of $5,000 and is entitled to an annual wage supplement equivalent to one month’s base salary.
(2)	Effective March 31, 2009, Mr. Sperco’s annual base salary was reduced to zero.
(3)	Mr. Cheng Yew Siong had agreed that until the company begins to attain a balance in cash flow he will not receive any salary.
(4)	Effective January 1, 2010, Mr. Leibold’s annual base salary was reduced to $0.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2015

None

DIRECTOR COMPENSATION

There was no compensation earned to the members of our Board of Directors and Former Board of Directors during the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 30, 2016 which was 1,607,963 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Ang Woon Han	1,276,013 (2)	55.4%
Common Stock	Cheng Yew Siong	0	0%
	All executive officers and directors	1,276,013	55.4%
Common Stock	William Koehler 1602 Lynnview Drive, Houston, Texas 77055	127,891 (3)	5.56%

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,968 shares of Common Stock outstanding as of March 30, 2016 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2)

Of the 1,276,013 shares beneficially owned by Mr. Ang Woon Han, our Director, CEO and President (i) 1,203,513 are common shares owned indirectly by Mr. Han through AST Exchange Agent Co., who is the transfer agent holding shares to be exchanged upon the surrender of the pre-reverse stock split certificates, and (ii) 72,500 are common shares issuable upon the conversion of preferred shares.

(3)	The 127,891 shares beneficially owned by Mr. Koehler are common shares owned directly by Mr. Koehler.

On September 11, 2014, SAIC, the Company’s majority shareholder, sold to Mr. Ang Woon Han 1,203,513 shares of common stock, 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. As a result, Mr. Ang owns 52% of our common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock

On March 19, 2015, the Company’s outstanding shares had changed from 46,033,565 to 2,301,968 following a reverse stock split of 1:20.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2015 and 2014, the Company engaged in related party transactions as follows:

Secured note payable:

On September 11, 2014, the related party note payable in the amount of $1,337,600 was assigned to Mr. Tang Chuan Choon, a third party. Thus, the balances were shown as $0 as at December 31, 2015. Mr. Tang Chuan Choon agreed to pay SAI Corporation for the debts.

During 2015, the Company incurred interest expense on the note payable debt of $320,640. At December 31, 2015, no outstanding interest was payable to SAIC.

Accrued liabilities to related parties:

As of December 31, 2015, $204,587 of fees accrued to Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong. As of December 31, 2015 and as of December 31, 2014, $0 and $18,000 of fees accrued to Board of Director member Mr. Ang Woon Han.

Equity Related:

As of December 31, 2015, the company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

DIRECTOR INDEPENDENCE.

In June 2007, we increased the size of our Board of Directors to consist of five Directors. We currently have two members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. There are three vacancies. The two members of the Board of Directors are Mr. Ang Woon Han and Mr. Cheng Yew Siong. Effective Sep 11, 2014, Mr. Ang Woon Han was appointed Chairman of the Board and the titles of CEO and President were combined, and Mr. Cheng Yew Siong was appointed CFO. There is no family relationship between any of our directors and executive officers.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2015 and 2014.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2015 and 2014 were as follows:

2015	2014
$8,500	$8,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2015 and 2014 were as follows:

2015	2014
$-	$-

3. ALL OTHER FEES.

2015	2014
$-	$-

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

LOGICQUEST TECHNOLOGY, INC.

March 30, 2016	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

March 30, 2016	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO
31.2	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CEO
32.2	Certification pursuant to Section 1350 of CFO
101	XBRL