Form 10-Q
period 2016-03-31
Logicquest Technology, Inc.
filed 2016-05-13
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 13, 2016, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	17,705	29,032
Total current assets	17,705	29,032

Intangible assets	6,395	—
Total assets	$24,100	$29,032

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,281,209	$2,197,507
Due to related party	238,204	204,587
Note payable	1,337,600	1,337,600
Total current liabilities	3,857,013	3,739,694

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2016)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2016)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,323,152)	(26,200,901)
Total stockholders' deficit	(3,832,913)	(3,710,662)
Total liabilities and stockholders' deficit	$24,100	$29,032

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

UNAUDITED

	Three Months Ended
	March 31,
	2016	2015

Operating expenses

Selling, general and administrative expenses	$42,228	$37,040
Loss from operations	(42,228)	(37,040)

Interest expense	(80,023)	(79,473)

Net loss	$(122,251)	$(116,513)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

UNAUDITED

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(122,251)	$(116,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	156
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,776	—
Operation expenses paid by related party	33,617	22,765
Accrued liabilities	83,702	93,748
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Non-cash transactions:
Reclassification of prepaid expenses to intangible assets	$6,551	$—

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2015 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2016, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

4. DUE TO RELATED PARTY

The due to related party is summarized below:

	3/31/2016	12/31/2015
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$238,204	$204,587

5. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	3/31/2016	12/31/2015
Trademarks
Gross Carrying Value	$6,551	$—
Less: Accumulated Amortization Total	(156)	—

Trademarks, net	$6,395	$—

6. SUBSEQUENT EVENTS

On March 31, 2016, the Company entered into a Memorandum of Understanding/Letter of Intent with Logicquest Technology Limited, pursuant to which the Company planned to effect a business combination (the "Transaction"). The Transaction may be effected in one of several different ways, including an asset acquisition, merger of Logicquest Technology Limited and the Company, or a share purchase whereby the Company will purchase the shares of Logicquest Technology Limited from its shareholders for cash and/or for shares of the Company. As of the filing date, the Company has not closed on the Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Logicquest Technology, Inc., unless otherwise indicated.

General Overview

We were originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation. On March 19, 2015, we changed our name to Logicquest Technology, Inc.

We are a Nevada corporation that previously consisted of the networking service (carrier/circuit) business, which provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 our board of directors authorized an orderly wind down of our company's internet connectivity business which ceased effective June 30, 2014.

Our Current Business

We were previously engaged in the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014 our board of directors authorized an orderly wind down our company’s internet connectivity business which ceased effective June 30, 2014.

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment opportunities in the IT field in the Greater China Region, and is targeting to successfully locate at least one in the second quarter of 2016.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a business opportunity, or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail.

Effective March 31, 2016, our company entered a memorandum of understanding/letter of intent (“MOU)”) with Logicquest Technology Limited (“Logicquest”) pursuant to which we shall effect a business combination (the “Transaction”).  The Transaction may be effected in one of several different ways, including an asset acquisition, merger of Logicquest and us, or a share purchase whereby we purchase the shares of Logicquest from its shareholders for cash and/or for shares of our company.

We will pay an aggregate of USD$3,000,000 to the shareholders of Logicquest for all issued and outstanding share of Logicquest, payable as follows:

(a)

$1,000,000 on closing of the Transaction;

(b)

$1,000,000 six months from closing of the Transaction; and

(c)

$1,000,000 on the first anniversary of the closing of the Transaction.

The definitive agreement under which the parties will agree to carry out the Transaction will contain provisions that are customary for a transaction of this nature, including, but not be limited to,

(a)

approvals of the boards of directors of Logicquest and us and shareholders of Logicquest;

(b)

obtaining all required consents of third parties;

(c)

completion of all required audited and unaudited financial statements of Logicquest, prepared in accordance with US GAAP and audited and by a PCAOB registered audit firm;

(d)

no adverse material change in the business or financial condition of Logicquest or us since the execution of the Transaction Agreement; and

(e)

closing of Transaction by June 30, 2016.

Results of Operations

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

We had a net loss of $122,251 for the three month period ended March 31, 2016, which was $5,738 more than the net loss of $116,513 for the three month period ended March 31, 2015. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease) 2016 from 2015
Revenue	$—	$—	$—
Selling, general and administrative expenses	42,228	37,040	5,188
Loss from operations	(42,228)	(37,040)	5,188
Interest expense	(80,023)	(79,473)	550
Net loss	$(122,251)	$(116,513)	$5,738

Revenue

We have not earned any revenues during the quarter of March 31, 2016 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of March 31, 2016, our cash and cash equivalents were nil; total current liabilities were $3,857,013 and total stockholders’ deficit was $3,832,913.

Working Capital

	At March 31, 2016	At December 31, 2015
Current assets	$17,705	$29,032
Current liabilities	3,857,013	3,739,694
Working capital	$(3,839,308)	$(3,710,662)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Three Months Ended		(Decrease)
	March 31		2016 from
	2016	2015	2015
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was $0 and $0 during the three months ended March 31, 2015.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $0 and $0 during the three months ended March 31, 2015.

To date we have relied on proceeds from the sale of our shares and on loans from officers and directors, related companies and an independent third party in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our officers and directors, related companies or the independent third party will provide us with any future loans.  We intend to use debt to cover the anticipated negative cash flows until we can operate at a break-even cash flow mode. We may seek additional capital to fund potential costs associated with possible expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities, or other sources. Stockholders should assume that any additional funding will likely be dilutive.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We anticipate continuing to rely on loans from a related company. We may obtain funding through equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

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

Revenue Recognition

Our company’s internet connectivity business ceased effective June 30, 2014. Our company has currently no business.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  For option-based derivative financial instruments, we use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2016 (included in our annual report on Form 10-K for the year ended December 31, 2015), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2016 and the year ended December 31, 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the three months ended March 31, 2016 and 2015, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(122,251)	$(116,513)
Negative working capital	(3,839,308)	(3,340,748)
Stockholders’ deficit	(3,832,913)	(3,340,748)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Name

3.1	Articles of incorporation (incorporated by reference to Form SB-2 filed June 3, 2005 as Exhibit 3.1).
3.2	Bylaws (incorporated by reference to Form SB-2 filed June 3, 2005 as Exhibit 3.2).
10.1	Memorandum of Understanding between our company and Logicquest dated March 31, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 7, 2016 as Exhibit 10.1).
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

Logicquest Technology, Inc.

Date: May 13, 2016	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: May 13, 2016	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer