Form 10-Q
period 2016-06-30
Logicquest Technology, Inc.
filed 2016-08-10
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-22711

LOGICQUEST TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0640970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Independence Way, Suite 300, Princeton, NJ, U.S.A.	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 609-514-5136

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 10, 2016, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	18,573	29,032
Total current assets	18,573	29,032

Intangible assets, net	7,624	—
Total assets	$26,197	$29,032

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,351,468	$2,197,507
Due to related party	289,310	204,587
Note payable	1,337,600	1,337,600
Total current liabilities	3,978,378	3,739,694

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2016)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2016)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2016 and December 31, 2015	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,442,420)	(26,200,901)
Total stockholders' deficit	(3,952,181)	(3,710,662)
Total liabilities and stockholders' deficit	$26,197	$29,032

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating expenses
Selling, general and administrative expenses	$39,246	$36,689	$81,474	$73,729
Loss from operations	(39,246)	(36,689)	(81,474)	(73,729)

Interest expense	(80,022)	(80,022)	(160,045)	(159,495)

Net loss	$(119,268)	$(116,711)	$(241,519)	$(233,224)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,849	2,301,968	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

UNAUDITED

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(241,519)	$(233,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	408	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,427	(17,799)
Accrued liabilities	238,684	251,023
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Reclassification of prepaid expenses to intangible assets	$8,032	$—
Operation expenses paid by related party	$84,723	$90,249

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2016, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

4. DUE TO RELATED PARTY

The due to related party is summarized below:

	6/30/2016	12/31/2015
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$289,310	$204,587

5. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	6/30/2016	12/31/2015
Trademarks
Gross Carrying Value	$8,032	$—
Less: Accumulated Amortization Total	(408)	—

Trademarks, net	$7,624	$—

6. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $155. The lease began on May 12, 2016 and will expire on either party’s termination.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

7. SUBSEQUENT EVENTS

On March 31, 2016, the Company entered into a Memorandum of Understanding/Letter of Intent with Logicquest Technology Limited, pursuant to which the Company planned to effect a business combination (the "Transaction"). The Transaction may be effected in one of several different ways, including an asset acquisition, merger of Logicquest Technology Limited and the Company, or a share purchase whereby the Company will purchase the shares of Logicquest Technology Limited from its shareholders for cash and/or for shares of the Company. On July 22, 2016, the Company and Logicquest Technology Limited agreed to extend all the deadlines stipulated in the Letter of Intent, being June 30, 2016, to October 31, 2016. As of the filing date, the Company has not closed on the Transaction.

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

On March 31, 2016, our company entered a memorandum of understanding/letter of intent (“MOU)”) with Logicquest Technology Limited pursuant to which we shall effect a business combination (the “Transaction”).  The Transaction may be effected in one of several different ways, including an asset acquisition, merger of Logicquest Technology Limited and us, or a share purchase whereby we purchase the shares of Logicquest from its shareholders for cash and/or for shares of our company.

We will pay an aggregate of USD$3,000,000 to the shareholders of Logicquest Technology Limited for all issued and outstanding share of Logicquest Technology Limited, payable as follows:

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

The Company is currently in the midst of executing the above transaction with the deadlines to the letter of intent being extended till October 30, 2016.

Results of Operations

Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

We had a net loss of $241,519 for the six month period ended June 30, 2016, which was $8,295 more than the net loss of $233,224 for the six month period ended June 30, 2015. The change in our results over the two periods is a result of an increase in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Increase 2016 from 2015
Revenue	$—	$—	$—	$—	$—
Selling, general and administrative expenses	39,246	36,689	81,474	73,729	7,745
Loss from operations	(39,246)	(36,689)	(81,474)	(73,729)	7,745
Interest expense	(80,022)	(80,022)	(160,045)	(159,495)	550
Net loss	$(119,268)	$(116,711)	$(241,519)	$(233,224)	$8,295

Revenue

We have not earned any revenues during the quarter of June 30, 2016 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2016, our cash and cash equivalents were nil; total current liabilities were $3,978,378 and total stockholders’ deficit was $3,952,181.

Working Capital

	At June 30, 2016	At December 31, 2015
Current assets	$18,573	$29,032
Current liabilities	3,978,378	3,739,694
Working capital	$(3,959,805)	$(3,710,662)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30		2016 from
	2016	2015	2015
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $0 and $0 during the six months ended June 30, 2015.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $0 and $0 during the six months ended June 30, 2015.

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

During the six months ended June 30, 2016 and the year ended December 31, 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2016 and 2015, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2016	2015
Net loss	$(241,519)	$(233,224)
Negative working capital	(3,959,805)	(3,457,459)
Stockholders’ deficit	(3,952,181)	(3,457,459)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 10, 2016	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: August 10, 2016	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer