Form 10-Q
period 2016-09-30
Logicquest Technology, Inc.
filed 2016-11-14
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 14, 2016, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	7,798	29,032
Total current assets	7,798	29,032

Intangible assets, net	16,693	—
Total assets	$24,491	$29,032

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,453,277	$2,197,507
Due to related party	306,634	204,587
Note payable	1,337,600	1,337,600
Total current liabilities	4,097,511	3,739,694

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2016)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2016)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at September 30, 2016 and December 31, 2015	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,563,259)	(26,200,901)
Total stockholders' deficit	(4,073,020)	(3,710,662)
Total liabilities and stockholders' deficit	$24,491	$29,032

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses
Selling, general and administrative expenses	$40,266	$39,702	$121,740	$113,431
Loss from operations	(40,266)	(39,702)	(121,740)	(113,431)

Interest expense	(80,573)	(80,573)	(240,618)	(240,068)

Net loss	$(120,839)	$(120,275)	$(362,358)	$(353,499)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.15)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,849	2,301,968	2,301,849

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

UNAUDITED

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(362,358)	$(353,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,313	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,228	(20,335)
Accrued liabilities	357,817	373,834
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Reclassification of prepaid expenses to intangible assets	$18,006	$—
Operating expenses directly paid by related party	$102,047	$133,148

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2016, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and shareholders’ deficit.

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

4. DUE TO RELATED PARTY

The due to related party is summarized below:

	9/30/2016	12/31/2015
Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$306,634	$204,587

5. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	9/30/2016	12/31/2015
Trademarks
Gross Carrying Value	$18,006	$—
Less: Accumulated Amortization Total	(1,313)	—

Trademarks, net	$16,693	$—

6. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $155. The lease began on May 12, 2016 and will expire on either party’s termination.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

7. SUBSEQUENT EVENTS

On March 31, 2016, the Company entered into a Memorandum of Understanding/Letter of Intent with Logicquest Technology Limited, pursuant to which the Company intended to effect a business combination (the "Transaction"). The Transaction was to be effected in one of several ways, whether by asset acquisition, by merger of Logicquest Technology Limited and the Company, or by share purchase whereby the Company would purchase the shares of Logicquest Technology Limited from its shareholders for cash and/or for shares of the Company. On July 22, 2016, the Company and Logicquest Technology Limited agreed to extend the closing deadline stipulated in the Letter of Intent from June 30, 2016 to October 31, 2016. On October 31, 2016 the Letter of Intent expired prior to the completion of a definitive agreement to complete the Transaction.  As at the date of this report, we have no additional plans to pursue a business combination with Logicquest Technology Limited.

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

On March 31, 2016, our company entered a memorandum of understanding/letter of intent (“MOU)”) with Logicquest Technology Limited pursuant to which we intended to effect a business combination (the “Transaction”).  The Transaction was to be effected in one of several different ways, including by asset acquisition, by merger of our company and Logicquest Technology Limited, or by share purchase whereby we would purchase the shares of Logicquest from its shareholders for cash and/or for shares of our company.

The MOU provided that we would pay an aggregate of USD$3,000,000 to the shareholders of Logicquest Technology Limited for all issued and outstanding share of Logicquest Technology Limited, payable as follows:

(a)

$1,000,000 on closing of the Transaction;

(b)

$1,000,000 six months from closing of the Transaction; and

(c)

$1,000,000 on the first anniversary of the closing of the Transaction.

The MOU further provided that the parties would enter into a definitive agreement to complete the Transaction by June 30, 2016. The definitive agreement was to contain provisions that are customary for a transaction of this nature, including, but not be limited to,

(a)

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

On July 22, 2016 we entered into a letter of agreement with Logicquest Technology to extend the deadline for closing the Transaction from June 30, 2016 to October 31, 2016.  On October 31, 2016 the Letter of Intent expired prior to the completion of a definitive agreement to complete the Transaction.

As at the date of this report, we have no additional plans to pursue a business combination with Logicquest Technology Limited.  Our management intends to seek and evaluate opportunities to create value for our shareholders through merger or acquisition.

Results of Operations

Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

We had a net loss of $362,358 for the nine month period ended September 30, 2016, which was $8,859 more than the net loss of $353,499 for the nine month period ended September 30, 2015. The change in our results over the two periods is a result of an increase in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Increase 2016 from 2015
Revenue	$—	$—	$—	$—	$—
Selling, general and administrative expenses	40,266	39,702	121,740	113,431	8,309
Loss from operations	(40,266)	(39,702)	(121,740)	(113,431)	8,309
Interest expense	(80,573)	(80,573)	(240,618)	(240,068)	550
Net loss	$(120,839)	$(120,275)	$(362,358)	$(353,499)	$8,859

Revenue

We have not earned any revenues during the quarter of September 30, 2016 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of September 30, 2016, our cash and cash equivalents were nil; total current liabilities were $4,097,511 and total stockholders’ deficit was $4,073,020.

Working Capital

	At September 30, 2016	At December 31, 2015
Current assets	$7,798	$29,032
Current liabilities	4,097,511	3,739,694
Working capital	$(4,089,713)	$(3,710,662)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Nine Months Ended		(Decrease)
	September 30		2016 from
	2016	2015	2015
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was nil and nil during the nine months ended September 30, 2015.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was nil and nil during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the nine months ended September 30, 2016 and 2015, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2016	2015
Net loss	$(362,358)	$(353,499)
Negative working capital	(4,089,713)	(3,577,734)
Stockholders’ deficit	(4,073,020)	(3,577,734)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 31, 2016, the Company entered into a Letter of Intent with Logicquest Technology Limited, pursuant to which the Company intended to effect a business combination (the "Transaction"). On July 22, 2016, the Company and Logicquest Technology Limited agreed to extend the closing deadline stipulated in the Letter of Intent from June 30, 2016 to October 31, 2016. On October 31, 2016 the Letter of Intent expired prior to the completion of a definitive agreement to complete the Transaction.

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

Logicquest Technology, Inc.

Date: November 14, 2016	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: November 14, 2016	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer