Form 10-K
period 2016-12-31
Logicquest Technology, Inc.
filed 2017-03-30
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

As of June 30, 2016 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $205,191.

On March 30, 2017, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

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

In this Form 10-K, we refer to ourselves as "Logicquest," "We," Us," “the Company,” and "Our."

Our executive offices are located at: Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A.; tel. voice: 609-514-5136, fax: 609-514-5104. Our website is logq-inc.com

Our growth is dependent on attaining profit from acquiring new operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2016, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the OTCQ Over-The-Counter market and our trading symbol is LOGQ.

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

EMPLOYEES

As a result of the cessation of internet connectivity business, our Company currently has no employees.

AVAILABLE INFORMATION ABOUT US

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). Our website is logq-inc.com.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our office is located at 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. It is virtual office with a monthly rental of $155. The lease began on May 12, 2016 and will expire on either party’s termination. We lease this property on a month to month basis at a cost of $155 per month.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCQB and our trading symbol is "LOGQ". The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

	2016		2015
	HIGH	LOW	HIGH	LOW
First Quarter	$0.20	$0.15	$0.32	$0.01
Second Quarter	0.21	0.20	0.32	0.25
Third Quarter	0.56	0.20	0.40	0.25
Fourth Quarter	0.20	0.15	0.25	0.20

COMMON STOCK

On March 30, 2017, we had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

On March 30, 2017, we had approximately 61 shareholders of record.

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

———————

(1) These shares are the remaining shares reserved and available for issuance under our 2005 Stock and Stock Option Plan (the 2005 Plan).

EMPLOYEE STOCK OPTION PLANS

The Company had adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 22,500 common shares may be awarded to officers, directors and key employees. The plan was designed to attract and reward key executive personnel. As of December 31, 2007, we had granted all 22,500 options and the 2002 stock plan is not active. Stock options granted pursuant to the 2002 plan expire as determined by the board of directors, and all options granted under the 2002 stock plan have expired prior hereto. All of the options granted were at an option price equal to the fair market value of the common stock at the date of grant.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2016, 56,635 shares of common stock have been granted pursuant to the 2005 Plan.

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

OVERVIEW

Logicquest consisted of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During 2014, our business volume was dropped sharply compared with 2013, and the management by then had decided to cease the business on June 30, 2014. Mr. Ang Woon Han took over the majority of Logicquest on September 11, 2014 through the purchase of shares from SAI Corporation, the then largest shareholder. Mr. Ang is exploring to acquire promising new businesses in 2017, either through the issuance of shares or through financing.

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

RESULTS OF OPERATIONS

We had a net loss of $497,268 for the year ended December 31, 2016, which was $10,841 more than the net loss of $486,427 for the year ended December 31, 2015. The change in our results over the two periods is mainly a result of an increase in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the year ended December 31, 2016 and 2015:

			Increase (Decrease)
	2016	2015	2016 from 2015
Revenue	$-	$-	$-
Selling, general and administrative expenses	176,078	165,787	10,291

Loss from operations	(176,078)	(165,787)	10,291

Interest expense	(321,190)	(320,640)	550
Net loss	$(497,268)	$(486,427)	$10,841

Revenue

We have not earned any revenues during the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, our cash and cash equivalents were nil; total current liabilities were $4,235,907 and total stockholders’ deficit was $4,207,930.

Working Capital

	At December 31, 2016	At December 31, 2015
Current assets	$7,394	$29,032
Current liabilities	4,235,907	3,739,694
Working capital	$(4,228,513)	$(3,710,662)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2016	2015	2016 from 2015
Net cash (used in) operating activities	$-	$-	$-

Net cash provided by financing activities	-	-	-
Net increase (decrease) in cash	$-	$-	$-
Cash balance at end of period	$-	$-

Operating Activities.

Net cash used in operating activities was nil during the year ended December 31, 2016 and 2015.

Financing Activities.

Cash provided by financing activities was nil during the year ended December 31, 2016 and 2015.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2017, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2016 and 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2016	2015
Net loss	$(497,268)	$(486,427)
Negative working capital	(4,228,513)	(3,710,662)
Stockholders’ deficit	(4,207,930)	(3,710,662)

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

LOGICQUEST TECHNOLOGY, INC.

———————

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

TABLE OF CONTENTS

———————

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Logicquest Technology, Inc.

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logicquest Technology, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2017

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2016	2015
ASSETS
Current assets:
Prepaid expenses and other current assets	$7,394	$29,032
Total current assets	$7,394	$29,032

Intangible assets, net	20,583	-
Total assets	$27,977	$29,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	2,518,111	2,197,507
Due to related party	380,196	204,587
Note payable	1,337,600	1,337,600
Total current liabilities	4,235,907	3,739,694

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2016 and 2015; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2016)	-	-

Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2016 and 2015, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2016)

Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at December 31, 2016 and 2015(1)	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,698,169)	(26,200,901)
Total stockholders’ deficit	(4,207,930)	(3,710,662)
Total liabilities and stockholders’ deficit	$27,977	$29,032

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All common stock data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015
Operating expenses
Selling, general and administrative expenses	$176,078	$165,787

Loss from operations	(176,078)	(165,787)

Interest expense	(321,190)	(320,640)

Net loss	$(497,268)	$(486,427)

Net loss per share – basic and diluted(1)	$(0.22)	$(0.21)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

(1)

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. All per share data included in these financial statements has been restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2014	2,301,849	$2,302	48	$-	10	$-	$22,487,937	(25,714,474)	(3,224,235)
Share adjustment	119	-					-
Net loss								(486,427)	(486,427)
Balance at December 31, 2015	2,301,968	2,302	48	-	10	-	22,487,937	(26,200,901)	(3,710,662)
Net loss								(497,268)	(497,268)
Balance at December 31, 2016	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(26,698,169)	$(4,207,930)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(497,268)	$(486,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,890
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,219	5,585
Accrued liabilities	482,159	480,842
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Transfer of prepaid expenses to intangible assets	$22,473	$-
Prepayment and operating expenses directly paid by related party	$175,609	$186,587

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including prepaid expenses and other current assets and accrued liabilities, the carrying amounts approximate fair values due to their short maturities.

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

It is not, however, practical to determine the fair value of amounts due to  related parties and lease and management arrangement with related parties, if any, due to their related party nature.

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

STOCK-BASED COMPENSATION

Accounting Standard 718, “Accounting for Stock-Based Compensation” (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. The Company accounts for compensation cost for stock option plans in accordance with ASC 718.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2016 and 2015 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2016 and 2015.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2016 and 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2016	2015
Net loss	$(497,268)	$(486,427)
Negative working capital	(4,228,513)	(3,710,662)
Stockholders’ deficit	(4,207,930)	(3,710,662)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	12/31/2016	12/31/2015
Accrued interest on note payable	$1,667,083	$1,345,893
Accrued general and administrative expenses	123,528	124,114
Other payable	727,500	727,500
	$2,518,111	$2,197,507

The other payable balance represented accounts payable to related party owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director). On September 11, 2014, in connection with the change in ownership, the payable to related party in the amount of $727,500 was assigned to Tang Chuan Choon, a third party.

4. NOTE PAYABLE

The Company’s note payable balance is $1,337,600 at December 31, 2016 and 2015. The note payable is unsecured, bears 15% interest per annum and is due on demand. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than 15 days’ delinquent. During the year ended December 31, 2016 and 2015, the Company incurred interest expenses of $321,190 and $320,640, respectively. As of December 31, 2016 and 2015, the accrued interest balance was $1,667,083 and $1,345,893, respectively. The accrued interest and late charge are due on demand and are included in accrued liabilities.

5. RELATED PARTY TRANSACTIONS

Due to Relate Party

The due to related party is summarized below:

	12/31/2016	12/31/2015

Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$380,196	$204,587

During the years ended December 31, 2016 and 2015, the Company recorded salary payment to Chief Executive Officer in the amount of $65,000 and $45,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party as of December 31, 2016 and 2015.

 Memorandum of Understanding with Logicquest Technology Limited

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

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. INTANGIBLE ASSETS

The following table presents the detail of intangible assets:

	12/31/2016	12/31/2015
Trademarks
Gross Carrying Value	$22,473	$-
Less: Accumulated Amortization Total	(1,890)	-

Trademarks, net	$20,583	$-

7. INCOME TAXES

The composition of deferred tax assets at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets
Benefit from carryforward of net operating loss	$2,917,000	$2,748,000,
Less valuation allowance	(2,917,000)	(2,748,000)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2016 and 2015 is attributable to the valuation allowance.

At December 31, 2016, for federal income tax and alternative minimum tax reporting purposes, the Company has $8,581,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2036.

8. STOCKHOLDERS’ DEFICIT

As of December 31, 2016, the Company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The Company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

On March 19, 2015, the Company executed a 1-for-20 reverse stock split of the Company’s common stock. As a result, there was an additional 119 shares of common stock issued due to the roundup feature of the reverse stock split. All common stock data included in these financial statements have been restated to give effect to the reverse stock split.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitment

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $155. The lease began on May 12, 2016 in month to month basis and can be cancelled on either party’s discretion with a three months’ notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2016.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitute material weaknesses in our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments as of December 31, 2016, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Ang Woon Han (a)	33	Director/Chief Executive Officer/President

Cheng Yew Siong (b)	39	Director/Chief Financial Officer

(a)	Effective September 13, 2014, Mr. Ang Woon Han was appointed by the Board of Directors to the offices of Chief Executive Officer.
(b)	Effective September 13, 2014, Mr. Cheng Yew Siong was appointed by the Board of Directors to the offices of Chief Financial Officer

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

CODE OF ETHICS.

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Logicquest Technology, Inc." Our address is: Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A.

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

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2016, the Board of Directors did not hold any meetings.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Mr. Ang Woon Han at Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. Every director will participate in the consideration of director nominees.

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

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2016.

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Mr. Ang Woon Han. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ang Woon Han (1)	2016	65,000	-	65,000
President/Director	2015	45,000	-	45,000

Stephen Sperco	2016	-	-	-
Former President/Director	2015	-	-	-

Cheng Yew Siong (2)	2016	-	-	-
CFO/Director	2015	-	-	-

Charles Leibold	2016	-	-	-
Former CFO (PFO), Secretary/Director	2015	-	-	-

———————

(1)	Effective from May 1, 2015, Mr. Ang Woon Han began receiving a monthly salary of $5,000 and is entitled to an annual wage supplement equivalent to one month’s base salary.
(2)	Mr. Cheng Yew Siong had agreed that until the company begins to attain a balance in cash flow he will not receive any salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2016

Our Named Executive Officers did not hold any outstanding equity awards as at the year ended December 31, 2016

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 30, 2017 which was 2,301,968 shares of common stock issued and outstanding that is held by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Ang Woon Han	1,276,013 Indirect (2)	55.4%
Common Stock	Cheng Yew Siong	0	0%
	All executive officers and directors as a group	1,276,013	55.4%
Common Stock	William Koehler 1602 Lynnview Drive, Houston, Texas 77055	127,891 Direct	5.56%

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,968 shares of Common Stock outstanding as of March 30, 2017 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2)

Of the 1,276,013 shares beneficially owned by Mr. Ang Woon Han, our Director, CEO and President (i) 1,203,513 are common shares owned indirectly by Mr. Ang through AST Exchange Agent Co., who is the transfer agent holding shares to be exchanged upon the surrender of the pre-reverse stock split certificates, and (ii) 72,500 are common shares issuable upon the conversion of preferred shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2016 and 2015, the Company engaged in related party transactions as follows:

Accrued liabilities to related parties:

As of December 31, 2016 and as of December 31, 2015, $380,196 and $204,587 are payable by us to Logicquest Technology Limited in regards to expenses that were paid on our behalf by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

During the year ended December 31, 2016 and 2015, total salary paid to chief executive officer is $65,000 and $45,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party as of December 31, 2016 and 2015.

Memorandum of Understanding with Logicquest Technology Limited

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

Equity Related:

As of December 31, 2016, the Company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The Company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2016 and 2015.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2016 and 2015 were as follows:

2016	2015
$8,500	$8,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2016 and 2015 were as follows:

2016	2015
$-	$-

3. ALL OTHER FEES.

2016	2015
$-	$-

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

LOGICQUEST TECHNOLOGY, INC.

March 30, 2017	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2017	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

March 30, 2017	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO
31.2	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CEO
32.2	Certification pursuant to Section 1350 of CFO
101	XBRL