Form 10-Q
period 2017-03-31
Logicquest Technology, Inc.
filed 2017-05-12
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 12, 2017, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$5,519	$7,394
Total current assets	5,519	7,394

Intangible assets, net	20,005	20,583
Total assets	$25,524	$27,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,589,946	$2,518,111
Due to related party	421,877	380,196
Note payable	1,337,600	1,337,600
Total current liabilities	4,349,423	4,235,907

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2017)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2017)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,814,138)	(26,698,169)
Total stockholders' deficit	(4,323,899)	(4,207,930)
Total liabilities and stockholders' deficit	$25,524	$27,977

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

	Three Months Ended
	March 31,
	2017	2016

Operating expenses
Selling, general and administrative expenses	$36,496	$42,228
Loss from operations	(36,496)	(42,228)

Interest expense	(79,473)	(80,023)

Net loss	$(115,969)	$(122,251)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

UNAUDITED

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(115,969)	$(122,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	578	156
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,875	4,776
Accrued liabilities	113,516	117,319
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Non-cash transactions:
Transfer of prepaid expenses to intangible assets	$—	$6,551
Operating expenses directly paid by related party	$41,681	$33,617

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2016 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2017, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

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

4. DUE TO RELATED PARTY

The due to related party is summarized below:

	3/31/2017	12/31/2016
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$421,877	$380,196

5. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	3/31/2017	12/31/2016
Trademarks
Gross Carrying Value	$22,473	$22,473
Less: Accumulated Amortization Total	(2,468)	(1,890)

Trademarks, net	$20,005	$20,583

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

General Overview

Our company was formed on July 23, 2001 when Solis Communications, Inc., a company incorporated in the State of Texas on February 26, 2001, completed the acquisition of Berens Industries, Inc., a company originally incorporated in the State of Nevada on January 9, 1985.  On September 17, 2001, we changed our name to Crescent Communications Inc. d.b.a Crescent Broadband.  On November 15, 2004, we changed our name to Bluegate Corporation. On March 19, 2015, we changed our name to Logicquest Technology, Inc.

We are a Nevada corporation that previously operated as a broadband network service provider, providing internet connectivity to corporate clients on a subscription basis. During May 2014 our board of directors authorized an orderly wind-down of our Company's internet connectivity business which ceased effective June 30, 2014.

Our Current Business

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment opportunities in the IT field in the Greater China Region, and is targeting to successfully locate at least one in the second quarter of 2017.

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

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

We had a net loss of $115,969 for the three month period ended March 31, 2017, which was $6,282 less than the net loss of $122,251 for the three month period ended March 31, 2016. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Increase (Decrease) 2017 from 2016
Revenue	$—	$—	$—
Selling, general and administrative expenses	36,496	42,228	(5,732)
Loss from operations	(36,496)	(42,228)	(5,732)
Interest expense	(79,473)	(80,023)	(550)
Net loss	$(115,969)	$(122,251)	$(6,282)

Revenue

We have not earned any revenues during the quarter of March 31, 2017 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of March 31, 2017, our cash and cash equivalents were nil; total current liabilities were $4,349,423 and total stockholders’ deficit was $4,323,899.

Working Capital

	At March 31, 2017	At December 31, 2016
Current assets	$5,519	$7,394
Current liabilities	4,349,423	4,235,907
Working capital	$(4,343,904)	$(4,228,513)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Three Months Ended		(Decrease)
	March 31		2017 from
	2017	2016	2016
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $0 and $0 during the three months ended March 31, 2016.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 was $0 and $0 during the three months ended March 31, 2016.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in their report dated March 30, 2017 (included in our annual report on Form 10-K for the year ended December 31, 2016), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2017 and the year ended December 31, 2016, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the three months ended March 31, 2017 and 2016, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(115,969)	$(122,251)
Negative working capital	(4,343,904)	(3,839,308)
Stockholders’ deficit	(4,323,899)	(3,832,913)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: May 12, 2017	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: May 12, 2017	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer