Form 10-Q
period 2017-06-30
Logicquest Technology, Inc.
filed 2017-08-11
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 11, 2017, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$7,394	$7,394
Total current assets	7,394	7,394

Intangible assets, net	19,427	20,583
Total assets	$26,821	$27,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,680,341	$2,518,111
Due to related party	457,132	380,196
Note payable	1,337,600	1,337,600
Total current liabilities	4,475,073	4,235,907

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2017)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2017)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2017 and December 31, 2016	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(26,938,491)	(26,698,169)
Total stockholders' deficit	(4,448,252)	(4,207,930)
Total liabilities and stockholders' deficit	$26,821	$27,977

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating expenses
Selling, general and administrative expenses	$44,331	$39,246	$80,827	$81,474
Loss from operations	(44,331)	(39,246)	(80,827)	(81,474)

Interest expense	(80,022)	(80,022)	(159,495)	(160,045)

Net loss	$(124,353)	$(119,268)	$(240,322)	$(241,519)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(240,322)	$(241,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,156	408
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	2,427
Accrued liabilities	239,166	238,684
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Non-cash transactions:
Transfer of prepaid expenses to intangible assets	$—	$8,032
Operating expenses directly paid by related party	$76,936	$84,723

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2017, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	6/30/2017	12/31/2016
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$457,132	$380,196

4. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	6/30/2017	12/31/2016
Trademarks
Gross Carrying Value	$22,473	$22,473
Less: Accumulated Amortization Total	(3,046)	(1,890)

Trademarks, net	$19,427	$20,583

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

Our Current Business

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment opportunities in the IT field in the Greater China Region.

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

Results of Operations

Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

We had a net loss of $240,322 for the six month period ended June 30, 2017, which was $1,197 less than the net loss of $241,519 for the six month period ended June 30, 2016. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Decrease 2017 from 2016
Revenue	$—	$—	$—	$—	$—
Selling, general and administrative expenses	44,331	39,246	80,827	81,474	(647)
Loss from operations	(44,331)	(39,246)	(80,827)	(81,474)	(647)
Interest expense	(80,022)	(80,022)	(159,495)	(160,045)	(550)
Net loss	$(124,353)	$(119,268)	$(240,322)	$(241,519)	$(1,197)

Revenue

We have not earned any revenues during the quarter of June 30, 2017 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2017, we had no cash or cash equivalents, current liabilities of $4,475,073 and a stockholders’ deficit was $4,448,252.

Working Capital

	At June 30, 2017	At December 31, 2016
Current assets	$7,394	$7,394
Current liabilities	4,475,073	4,235,907
Working capital	$(4,467,679)	$(4,228,513)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30		2017 from
	2017	2016	2016
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was nil and nil during the six months ended June 30, 2016.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2017 was nil and nil during the six months ended June 30, 2016.

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

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in its report dated March 30, 2017 (included in our annual report on Form 10-K for the year ended December 31, 2016), which raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2017 and the year ended December 31, 2016, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2017 and 2016, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2017	2016
Net loss	$(240,322)	$(241,519)
Negative working capital	(4,467,679)	(3,959,805)
Stockholders’ deficit	(4,448,252)	(3,952,181)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 11, 2017	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: August 11, 2017	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer