Form 10-Q
period 2017-09-30
Logicquest Technology, Inc.
filed 2017-11-09
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 9, 2017, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$1,135	$7,394
Total current assets	1,135	7,394

Intangible assets, net	8,207	20,583
Total assets	$9,342	$27,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,750,898	$2,518,111
Due to related party	493,552	380,196
Note payable	1,337,600	1,337,600
Total current liabilities	4,582,050	4,235,907

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2017)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2017)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,062,947)	(26,698,169)
Total stockholders' deficit	(4,572,708)	(4,207,930)
Total liabilities and stockholders' deficit	$9,342	$27,977

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses
Selling, general and administrative expenses	$45,895	$40,266	$126,722	$121,740
Loss from operations	(45,895)	(40,266)	(126,722)	(121,740)

Gain on disposal of intangible assets	2,012	—	2,012	—
Interest expense	(80,573)	(80,573)	(240,068)	(240,618)
Total other expenses	(78,561)	(80,573)	(238,056)	(240,618)

Net loss	$(124,456)	$(120,839)	$(364,778)	$(362,358)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.16)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(364,778)	$(362,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,613	1,313
Gain on disposal of intangible assets	(2,012)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,592	3,228
Accrued liabilities	360,585	357,817
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Transfer of prepaid expenses to intangible assets	$1,667	$18,006
Operating expenses directly paid by related party	$127,798	$102,047
Offset against related party debt in connection with disposal of intangible assets	$14,442	$—

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2017, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flows from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

Management plans to continue to look for financial support from Logicquest Technology Limited, a company controlled by the Company's Chief Financial Officer, Cheng Yew Siong. There is no assurance that management's plan will be successful.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	9/30/2017	12/31/2016
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$493,552	$380,196

During the nine months period ended September 30, 2017, Logicquest Technology Limited paid operating expenses of $127,798 on behalf of the Company. The Company sold trademarks with gross carrying value of $14,442 to Logicquest Technology Limited and generated a gain on disposal of intangible assets of $2,012. The total $14,442 was offset against related party payable. Also see Note 4 for more details. As of September 30, 2017 and December 31, 2016, the ending balance of due to related party was $493,552 and $380,196, respectively. The amount due to related party is non-interest bearing and is due on demand.

4. INTANGIBLE ASSETS

The following table presents the detail of intangible assets for the periods presented:

	9/30/2017	12/31/2016
Trademarks
Gross Carrying Value	$9,698	$22,473
Less: Accumulated Amortization Total	(1,491)	(1,890)

Trademarks, net	$8,207	$20,583

On August 17, 2017, the Company entered into an Assignment of Trademarks with Logicquest Technology Limited, a related party, pursuant to which the Company agreed to assign and transfer all of its right, title and interest in and to the trademarks to Logicquest Technology Limited for a lump sum price of $24,140. During the nine months period ended September 30, 2017, the transfer of trademarks with the gross carrying value of $14,442 was completed and recognized by the Company, resulting in a gain on disposal of intangible assets of $2,012. Logicquest Technology Limited agreed the Company to offset the trademark sale against the related party payable of $14,442 in lieu of cash payment.

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

General Overview

Our company was formed on July 23, 2001 when Solis Communications, Inc., a company incorporated in the State of Texas on February 26, 2001, completed the acquisition of Berens Industries, Inc., a company originally incorporated in the State of Nevada on January 9, 1985.  On September 17, 2001, we changed our name to Crescent Communications Inc., and carried on business under the name Crescent Broadband.  On November 15, 2004, we changed our name to Bluegate Corporation. On March 19, 2015, we changed our name to Logicquest Technology, Inc.

We are a Nevada corporation that previously operated as a broadband network service provider, providing internet connectivity to corporate clients on a subscription basis. During May 2014 our board of directors authorized an orderly wind-down of our Company's internet connectivity business which ceased effective June 30, 2014.

Our Current Business

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment or acquisition opportunities in the information technology field in the Greater China Region.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

We had a net loss of $364,778 for the nine month period ended September 30, 2017, which was $2,420 more than the net loss of $362,358 for the nine month period ended September 30, 2016. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Increase (Decrease) 2017 from 2016
Revenue	$—	$—	$—	$—	$—
Selling, general and administrative expenses	45,895	40,266	126,722	121,740	4,982
Loss from operations	(45,895)	(40,266)	(126,722)	(121,740)	4,982

Gain on disposal of intangible assets	2,012	—	2,012	—	2,012
Interest expense	(80,573)	(80,573)	(240,068)	(240,618)	(550)
Total other expenses	(78,561)	(80,573)	(238,056)	(240,618)	(2,562)

Net loss	$(124,456)	$(120,839)	$(364,778)	$(362,358)	$2,420

Revenue

We have not earned any revenues during the quarter of September 30, 2017 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of September 30, 2017, we had no cash or cash equivalents, current liabilities of $4,582,050 and a stockholders’ deficit was $4,572,708.

Working Capital

	At September 30, 2017	At December 31, 2016
Current assets	$1,135	$7,394
Current liabilities	4,582,050	4,235,907
Working capital	$(4,580,915)	$(4,228,513)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Nine Months Ended		(Decrease)
	September 30		2017 from
	2017	2016	2016
Net cash (used in) operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

We did not use any net cash in operating activities during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

Financing Activities

We did not derive any cash from financing activities during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016.

To date we have relied on proceeds from the sale of our shares and on loans from officers and directors, related companies and an independent third party in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our officers and directors, related companies or the independent third party will provide us with any future loans.  If we are successful in raising additional capital, we expect to incur continued losses for the foreseeable future. We may seek additional capital to fund potential costs associated with possible expansion of our business and/or strategic acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities, or other sources. Stockholders should assume that any additional funding will likely be dilutive.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We presently do not have any arrangements or commitments to obtain additional financing for development of our business.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the nine months ended September 30, 2017 and 2016, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2017	2016
Net loss	$(364,778)	$(362,358)
Negative working capital	(4,580,915)	(4,089,713)
Stockholders’ deficit	(4,572,708)	(4,073,020)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: November 9, 2017	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: November 9, 2017	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer