Form 10-Q
period 2018-03-31
Logicquest Technology, Inc.
filed 2018-05-29
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 29, 2018, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses	$510	$510
Total current assets	510	510
Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,915,446	$2,844,287
Due to related party	612,212	554,832
Note payable	1,337,600	1,337,600
Total current liabilities	4,865,258	4,736,719

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2018)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2018)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at March 31, 2018 and December 31, 2017	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,354,987)	(27,226,448)
Total stockholders' deficit	(4,864,748)	(4,736,209)
Total liabilities and stockholders' deficit	$510	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

UNAUDITED

	Three Months Ended
	March 31,
	2018	2017

Operating expenses
Selling, general and administrative expenses	$49,066	$36,496
Loss from operations	(49,066)	(36,496)

Interest expense	(79,473)	(79,473)

Net loss	$(128,539)	$(115,969)

Net loss per share – basic and diluted	$(0.06)	$(0.05)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

UNAUDITED

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(128,539)	$(115,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,875
Accrued liabilities	128,539	113,516
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$57,380	$41,681

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2017 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2018, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. As reflected in the accompanying financial statements, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	3/31/2018	12/31/2017
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$612,212	$554,832

During the three months period ended March 31, 2018, Logicquest Technology Limited paid operating expenses of $57,380 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Our Current Business

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment opportunities.

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

Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

We had a net loss of $128,539 for the three month period ended March 31, 2018, which was $12,570 more than the net loss of $115,969 for the three month period ended March 31, 2017. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Increase 2018 from 2017
Revenue	$—	$—	$—
Selling, general and administrative expenses	49,066	36,496	12,570
Loss from operations	(49,066)	(36,496)	12,570
Interest expense	(79,473)	(79,473)	—
Net loss	$(128,539)	$(115,969)	$12,570

Revenue

We have not earned any revenues during the quarter of March 31, 2018 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of March 31, 2018, our cash and cash equivalents were nil; total current liabilities were $4,865,258 and total stockholders’ deficit was $4,864,748.

Working Capital

	At March 31, 2018	At December 31, 2017
Current assets	$510	$510
Current liabilities	4,865,258	4,736,719
Working capital	$(4,864,748)	$(4,736,209)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Three Months Ended		(Decrease)
	March 31		2018 from
	2018	2017	2017
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $0 and $0 during the three months ended March 31, 2017.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2018 was $0 and $0 during the three months ended March 31, 2017.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 17, 2018 (included in our annual report on Form 10-K for the year ended December 31, 2017), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2018 and the year ended December 31, 2017, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the three months ended March 31, 2018 and 2017, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(128,539)	$(115,969)
Negative working capital	(4,864,748)	(4,343,904)
Stockholders’ deficit	(4,864,748)	(4,323,899)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017, due to insufficiently qualified internal accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitutes material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weaknesses in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: May 29, 2018	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: May 29, 2018	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer