Form 10-Q
period 2018-06-30
Logicquest Technology, Inc.
filed 2018-08-10
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 10, 2018, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510
Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$2,993,180	$2,844,287
Due to related party	665,970	554,832
Note payable	1,337,600	1,337,600
Total current liabilities	4,996,750	4,736,719

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2018)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2018)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2018 and December 31, 2017	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,486,479)	(27,226,448)
Total stockholders' deficit	(4,996,240)	(4,736,209)
Total liabilities and stockholders' deficit	$510	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses
Selling, general and administrative expenses	$51,470	$44,331	$100,536	$80,827
Loss from operations	(51,470)	(44,331)	(100,536)	(80,827)

Interest expense	(80,022)	(80,022)	(159,495)	(159,495)

Net loss	$(131,492)	$(124,353)	$(260,031)	$(240,322)

Net loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.10)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

UNAUDITED

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(260,031)	$(240,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	1,156
Changes in operating assets and liabilities:
Accrued liabilities	260,031	239,166
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$111,138	$76,936

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2018, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	6/30/2018	12/31/2017
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$665,970	$554,832

During the six months period ended June 30, 2018, Logicquest Technology Limited paid operating expenses of $111,138 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

We had a net loss of $131,492 for the three month period ended June 30, 2018, which was $7,139 more than the net loss of $124,353 for the three month period ended June 30, 2017. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

We had a net loss of $260,031 for the six month period ended June 30, 2018, which was $19,709 more than the net loss of $240,322 for the six month period ended June 30, 2017. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Three Months Increase 2018 from 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Increase 2018 from 2017
Revenue	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	51,470	44,331	7,139	100,536	80,827	19,709
Loss from operations	(51,470)	(44,331)	7,139	(100,536)	(80,827)	19,709
Interest expense	(80,022)	(80,022)	—	(159,495)	(159,495)	—
Net loss	$(131,492)	$(124,353)	$7,139	$(260,031)	$(240,322)	$19,709

Revenue

We have not earned any revenues during the quarter of June 30, 2018 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2018, we had no cash or cash equivalents, current liabilities of $4,996,750 and a stockholders’ deficit was $4,996,240.

Working Capital

	At June 30, 2018	At December 31, 2017
Current assets	$510	$510
Current liabilities	4,996,750	4,736,719
Working capital	$(4,996,240)	$(4,736,209)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30		2018 from
	2018	2017	2017
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was nil and nil during the six months ended June 30, 2017.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 was nil and nil during the six months ended June 30, 2017.

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

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in its report dated April 17, 2018 (included in our annual report on Form 10-K for the year ended December 31, 2017), which raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2018 and the year ended December 31, 2017, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2018 and 2017, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2018	2017
Net loss	$(260,031)	$(240,322)
Negative working capital	(4,996,240)	(4,467,679)
Stockholders’ deficit	(4,996,240)	(4,448,252)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 10, 2018	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: August 10, 2018	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer