Form 10-Q
period 2018-09-30
Logicquest Technology, Inc.
filed 2018-11-16
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 14, 2018, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510
Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$3,074,693	$2,844,287
Due to related party	714,472	554,832
Note payable	1,337,600	1,337,600
Total current liabilities	5,126,765	4,736,719

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2018)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2018)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at September 30, 2018 and December 31, 2017	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,616,494)	(27,226,448)
Total stockholders' deficit	(5,126,255)	(4,736,209)
Total liabilities and stockholders' deficit	$510	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expenses
Selling, general and administrative expenses	$49,992	$45,895	$150,528	$126,722
Loss from operations	(49,992)	(45,895)	(150,528)	(126,722)

Gain on intangible asset disposal	—	2,012	—	2,012
Interest expense	(80,023)	(80,573)	(239,518)	(240,068)
Total other expenses	(80,023)	(78,561)	(239,518)	(238,056)

Net loss	$(130,015)	$(124,456)	$(390,046)	$(364,778)

Net loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.17)	$(0.16)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(390,046)	$(364,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	1,613
Gain on disposal of intangible assets	—	(2,012)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	4,592
Accrued liabilities	390,046	360,585
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$159,640	$127,798
Offset against related party debt in connection with disposal of intangible assets	$—	$14,442
Transfer of prepaid expenses to intangible assets	$—	$1,667

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2018, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	9/30/2018	12/31/2017
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$714,472	$554,832

During the nine months period ended September 30, 2018, Logicquest Technology Limited paid operating expenses of $159,640 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

We had a net loss of $130,015 for the three month period ended September 30, 2018, which was $5,559 more than the net loss of $124,456 for the three month period ended September 30, 2017. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

We had a net loss of $390,046 for the nine month period ended September 30, 2018, which was $25,268 more than the net loss of $364,778 for the nine month period ended September 30, 2017. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Three Months Increase (Decrease) 2018 from 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Increase (Decrease) 2018 from 2017
Revenue	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	49,992	45,895	4,097	150,528	126,722	23,806
Loss from operations	(49,992)	(45,895)	4,097	(150,528)	(126,722)	23,806
Gain on intangible asset disposal	—	2,012	(2,012)	—	2,012	(2,012)
Interest expense	(80,023)	(80,573)	(550)	(239,518)	(240,068)	(550)
Total other expenses	(80,023)	(78,561)	1,462	(239,518)	(238,056)	1,462
Net loss	$(130,015)	$(124,456)	$5,559	$(390,046)	$(364,778)	$25,268

Revenue

We have not earned any revenues during the quarter of September 30, 2018 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of September 30, 2018, we had no cash or cash equivalents, current liabilities of $5,126,765 and a stockholders’ deficit was $5,126,255.

Working Capital

	At September 30, 2018	At December 31, 2017
Current assets	$510	$510
Current liabilities	5,126,765	4,736,719
Working capital	$(5,126,255)	$(4,736,209)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Nine Months Ended		(Decrease)
	September 30,		2018 from
	2018	2017	2017
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was nil and nil during the nine months ended September 30, 2017.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 was nil and nil during the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the nine months ended September 30, 2018 and 2017, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2018	2017
Net loss	$(390,046)	$(364,778)
Negative working capital	(5,126,255)	(4,580,915)
Stockholders’ deficit	(5,126,255)	(4,572,708)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: November 15, 2018	By:	/s/ Ang Woon Han
Ang Woon Han
Director, Chief Executive Officer and President

Logicquest Technology, Inc.

Date: November 15, 2018	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer