Form 10-K
period 2018-12-31
Logicquest Technology, Inc.
filed 2019-04-16
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $205,191.

On April 16, 2019, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

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

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated April 16, 2019, regarding substantial doubt about our ability to continue as a going concern.

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

On February 26, 2019, Mr. Ang Woon Han resigned from the Company as Chief Executive Officer/President, Secretary and a member of the Board of Directors.

OUR BUSINESS SUBSEQUENT TO THE NOVEMBER 7, 2009 DISPOSITION OF CERTAIN ASSETS AND BUSINESS

For year 2018, Logicquest consisted of the networking service (carrier/circuit) business that provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider.

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

COMMON STOCK PRICE RANGE

	2018		2017
	HIGH	LOW	HIGH	LOW
First Quarter	$0.25	$0.07	$0.15	$0.15
Second Quarter	0.15	0.09	0.31	0.15
Third Quarter	0.23	0.11	0.25	0.20
Fourth Quarter	0.15	0.10	0.60	0.12

COMMON STOCK

On April 16, 2019, we had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

On April 16, 2019, we had approximately 61 shareholders of record.

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2018, 150,000 shares of common stock have been granted pursuant to the 2005 Plan.

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

OVERVIEW

Logicquest consisted of the networking service (carrier/circuit) business that provides internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During 2014, our business volume was dropped sharply compared with 2013, and the management by then had decided to cease the business on June 30, 2014. Mr. Ang Woon Han took over the majority of Logicquest on September 11, 2014 through the purchase of shares from SAI Corporation, the then largest shareholder. Mr. Ang is exploring to acquire promising new businesses in 2019, either through the issuance of shares or through financing.

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

RESULTS OF OPERATIONS

We had a net loss of $559,965 for the year ended December 31, 2018, which was $31,686 more than the net loss of $528,279 for the year ended December 31, 2017. The change in our results over the two periods is mainly a result of an increase in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the year ended December 31, 2018 and 2017:

			Increase (Decrease)
	2018	2017	2018 from 2017
Revenue	$—	$—	$—
Selling, general and administrative expenses	239,325	211,286	28,039

Loss from operations	(239,325)	(211,286)	28,039

Gain on disposal of intangible assets	—	3,647	(3,647)

Interest expense	(320,640)	(320,640)	—
Net loss	$(559,965)	$(528,279)	$31,686

Revenue

We have not earned any revenues during the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, our cash and cash equivalents were nil; total current liabilities were $5,296,684 and total stockholders’ deficit was $5,296,174.

Working Capital

	At December 31, 2018	At December 31, 2017
Current assets	$510	$510
Current liabilities	5,296,684	4,736,719
Working capital	$(5,296,174)	$(4,736,209)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2018	2017	2018 from 2017
Net cash (used in) operating activities	$—	$—	$—

Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash	$—	$—	$—
Cash balance at end of period	$—	$—

Operating Activities.

Net cash used in operating activities was nil during the years ended December 31, 2018 and 2017.

Financing Activities.

Cash provided by financing activities was nil during the years ended December 31, 2018 and 2017.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 16 2019 regarding substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2018 and 2017, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2018	2017
Net loss	$(559,965)	$(528,279)
Negative working capital	(5,296,174)	(4,736,209)
Stockholders’ deficit	(5,296,174)	(4,736,209)

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

TABLE OF CONTENTS

———————

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Logicquest Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2018	2017
ASSETS
Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510

Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$3,174,211	$2,844,287
Due to related party	784,873	554,832
Note payable	1,337,600	1,337,600
Total current liabilities	5,296,684	4,736,719

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2018 and 2017; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2018)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2018 and 2017, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2018)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at December 31, 2018 and 2017	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,786,413)	(27,226,448)
Total stockholders’ deficit	(5,296,174)	(4,736,209)
Total liabilities and stockholders’ deficit	$510	$510

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017
Operating expenses
Selling, general and administrative expenses	$239,325	$211,286

Loss from operations	(239,325)	(211,286)

Gain on disposal of intangible assets	—	3,647
Interest expense	(320,640)	(320,640)

Total other expenses	(320,640)	(316,993)

Net loss	$(559,965)	$(528,279)

Net loss per share – basic and diluted	$(0.24)	$(0.23)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2016	2,301,968	$2,302	48	$—	10	$—	$22,487,937	(26,698,169)	(4,207,930)
Net loss								(528,279)	(528,279)
Balance at December 31, 2017	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,226,448)	$(4,736,209)
Net loss								(559,965)	(559,965)
Balance at December 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,786,413)	$(5,296,174)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(559,965)	$(528,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	1,757
Gain on disposal of intangible assets	—	3,647
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	8,342
Accrued liabilities	559,965	521,827
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Transfer of prepaid expenses to intangible assets	$—	$1,667
Related party debt settled in connection with disposal of intangible assets	$—	$24,140
Prepayment and operating expenses directly paid by related party	$230,041	$198,776

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the years ended December 31, 2018 and 2017. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2018 and 2017.

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

Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018 and December 2018, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11 and ASU 2018-20 respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Entities that elect to utilize the Optional Transition Method would not apply the provision of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2019, utilizing the Optional Transition Method. The adoption did not have a material impact on the Company’s balance sheets and statements of operations.

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2018 and 2017, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2018	2017
Net loss	$(559,965)	$(528,279)
Negative working capital	(5,296,174)	(4,736,209)
Stockholders’ deficit	(5,296,174)	(4,736,209)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	12/31/2018	12/31/2017
Accrued interest on note payable	$2,308,363	$1,987,723
Accrued general and administrative expenses	138,348	129,064
Other payable	727,500	727,500
	$3,174,211	$2,844,287

The other payable balance represented accounts payable owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director). On September 11, 2014, in connection with the change in ownership, the payable in the amount of $727,500 was assigned to Tang Chuan Choon, a third party.

4. NOTE PAYABLE

The Company’s note payable balance is $1,337,600 at December 31, 2018 and 2017. The note payable is unsecured, bears 15% interest per annum and is due on demand. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than 15 days’ delinquent. During the years ended December 31, 2018 and 2017, the Company incurred interest expenses of $320,640. As of December 31, 2018, and 2017, the accrued interest balance was $2,308,363 and $1,987,723, respectively. The accrued interest and late charge are due on demand and are included in accrued liabilities.

5. RELATED PARTY TRANSACTIONS

Due to Relate Party

The due to related party is summarized below:

	12/31/2018	12/31/2017

Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$230,041	$198,776

During the years ended December 31, 2018 and 2017, the Company recorded salary payment to Chief Executive Officer in the amount of $104,000 and $98,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party as of December 31, 2018 and 2017.

Disposal of trademarks

On August 17, 2017 the Company entered into an Assignment of Trademarks with Logicquest Technology Limited, a related party, pursuant to which the Company agreed to assign and transfer all of its right, title and interest in and to the trademarks to Logicquest Technology Limited for a lump sum price of $24,140. During the year ended December 31, 2017, the transfer of trademarks was all completed and recognized by the Company, resulting in a gain on disposal of intangible assets of $3,647. Logicquest Technology Limited agreed to settle the trademark sale against the related party payable of $24,140 in lieu of cash payment.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. INCOME TAXES

On December 22, 2017 U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. The 2017 Act made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 34% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. These provisions are effective for tax years beginning after December 31, 2017.

The composition of deferred tax assets at December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets
Benefit from carryforward of net operating loss	$2,030,000	$1,913,000
Less valuation allowance	(2,030,000)	(1,913,000)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2018 and 2017, is attributable to the valuation allowance.

At December 31, 2018, for federal income tax reporting purposes, the Company has $9,669,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2038.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitment

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $155. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2018.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018, due to insufficiently qualified internal accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitute material weaknesses in our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments as of December 31, 2018, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Ang Woon Han (a)	35	Director/Chief Executive Officer/President

Cheng Yew Siong (b)	41	Director/Chief Financial Officer

———————

(a)	Effective September 13, 2014, Mr. Ang Woon Han was appointed by the Board of Directors to the offices of Chief Executive Officer. Effective February 26, 2019, Mr. Ang resigned as President/CEO.
(b)	Effective September 13, 2014, Mr. Cheng Yew Siong was appointed by the Board of Directors to the offices of Chief Financial Officer

Mr. Ang, Woon Han was appointed as director, CEO and President on September 13, 2014 and resigned as director, CEO and President on February 26 2019. He served 5 full years as a military officer in both combat and staff positions, and left the force in 2007 to start his first PR and Marketing firm in Singapore, which helped him amass his first pot of gold. He then moved to Hong Kong, where he served as the Marketing Communications and IT Manager for a HK based group of companies. In 2009, he was engaged by China Trends Holdings Limited to take the position of CEO (China Region), heading BOSS Education Limited and its 4 subsidiaries to spearhead the development and sales of the company’s 3C Products. In early 2010, Mr. Ang left BOSS Education to start Wupoxi Group Limited, a career and entrepreneurship services company. The company grew from a small staff of 3 people to over 35 people in 2 years, with 8 business departments and products and services in areas of Publishing, Game Development, Media Production, Training, IT Platforms and Business Networking. The company was valued at close of 100 million RMB by September 2011. In 2012, Mr. Ang was offered the position of CEO (China Region) by IKARI, a Japanese environmental management company and one of the three (3) market leaders in China. Mr. Ang led the company to develop a new range of intelligent products, while helping three (3) of the eight (8) branch offices triple their revenues. In 2013, Mr. Ang joined UTAAP, a Shanghai-based game development company focusing on mobile gaming, as their Vice President for global business development. The company was later successfully sold to Shanda Investments. With a vast experience in the area of business management in multiple industries spanning from Marketing, Media, Information Technology, Education, Environmental Management and Corporate Investments, Mr. Ang now takes the helm as Chairman and CEO of Cheung Sheng Group, He leads the board of directors in the strategic charting of the group’s businesses, as well as the global management body in the implementation of all business operations and projects.

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

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2018, the Board of Directors did not hold any meetings.

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

COMPENSATION COMMITTEE.

In August 2007, our Board adopted our Compensation Committee with Dale Geary serving as its sole member. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives. Effective October 28, 2009, Mr. Geary resigned as Director and the compensation committee did not hold any meetings during 2018.

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the Company’s Board of Directors to the attention of the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. Electronic submissions of shareholder correspondence will not be accepted.

NON-ADJUSTING EVENTS AFTER THE REPORTING PERIOD

Effective February 26, 2019, Mr. Ang resigned as President/CEO of the Company.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ang Woon Han (1)	2018	104,000	—	104,000
President/Director	2017	98,000	—	98,000

Cheng Yew Siong (2)	2018	—	—	—
CFO/Director	2017	—	—	—

———————

(1)	Effective from March 1, 2017, Mr. Ang Woon Han began receiving a monthly salary of $8,000 and is entitled to an annual wage supplement equivalent to one month’s base salary.
(2)	Mr. Cheng Yew Siong had agreed that until the Company begins to attain a balance in cash flow he will not receive any salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2018

Our Named Executive Officers did not hold any outstanding equity awards as at the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of April 16, 2019 which was 2,301,968 shares of common stock issued and outstanding that is held by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Cheng Yew Siong	0	0%
	All executive officers and directors as a group	0	0%
Common Stock	Ang Woon Han 2001, Block B, Tianyuangang Center, Chaoyang District, Beijing, Peoples Republic of China 100027	1,276,013 Indirect (2)	55.4%
Common Stock	William Koehler 1602 Lynnview Drive, Houston, Texas 77055	127,891 Direct	5.56%

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,968 shares of Common Stock outstanding as of April 16, 2019 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2)

Of the 1,276,013 shares beneficially owned by Mr. Ang Woon Han (i) 1,203,513 are common shares owned indirectly by Mr. Ang through AST Exchange Agent Co., who is the transfer agent holding shares to be exchanged upon the surrender of the pre-reverse stock split certificates, and (ii) 72,500 are common shares issuable upon the conversion of preferred shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2018 and 2017, the Company engaged in related party transactions as follows:

Accrued liabilities to related parties:

As of December 31, 2018, and 2017, $784,873 and $554,832, respectively, are payable by us to Logicquest Technology Limited in regards to expenses that were paid on our behalf by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

During the years ended December 31, 2018 and 2017, total salary paid to chief executive officer is $104,000 and $98,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party as of December 31, 2018 and 2017.

Disposal of Trademarks

On August 17, 2017, the Company entered into an Assignment of Trademarks with Logicquest Technology Limited, a related party, pursuant to which the Company agreed to assign and transfer all of its right, title and interest in and to the trademarks to Logicquest Technology Limited for a lump sum price of $24,140. During the year ended December 31, 2018, the transfer of trademarks was all completed and recognized by the Company, resulting in a gain on disposal of intangible assets of $3,647. Logicquest Technology Limited agreed to settle the trademark sale against the related party payable of $24,140 in lieu of cash payment.

Equity Related:

As of December 31, 2018, the Company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The Company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

DIRECTOR INDEPENDENCE.

In February 2019, Mr. Ang Woon Han resigned as CEO/President, Secretary and a member of the Board of Directors. We currently couldn’t find the replacement for his position and have only one member of our Board of Directors. There are still some vacancies.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2018 and 2017.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2018 and 2017 were as follows:

2018	2017
$16,500	$14,050

2. TAX FEES.

Our tax return fees for the years ended December 31, 2018 and 2017 were as follows:

2018	2017
$—	$—

3. ALL OTHER FEES.

2018	2017
$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CFO
101	XBRL

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

LOGICQUEST TECHNOLOGY, INC.

April 16, 2019	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2019	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CFO
32.1	Certification pursuant to Section 1350 of CFO
101	XBRL