Form 10-Q
period 2019-03-31
Logicquest Technology, Inc.
filed 2019-05-15
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

On May 15, 2019, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510
Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$3,265,011	$3,174,211
Due to related party	804,944	784,873
Note payable	1,337,600	1,337,600
Total current liabilities	5,407,555	5,296,684

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2019)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2019)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at March 31, 2019 and December 31, 2018	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,897,284)	(27,786,413)
Total stockholders' deficit	(5,407,045)	(5,296,174)
Total liabilities and stockholders' deficit	$510	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

UNAUDITED

	Three Months Ended
	March 31,
	2019	2018

Operating expenses
Selling, general and administrative expenses	$31,398	$49,066
Loss from operations	(31,398)	(49,066)

Interest expense	(79,473)	(79,473)

Net loss	$(110,871)	$(128,539)

Net loss per share – basic and diluted	$(0.05)	$(0.06)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,786,413)	$(5,296,174)
Net loss								(110,871)	(110,871)
Balance at March 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,897,284)	$(5,407,045)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2017	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,226,448)	$(4,736,209)
Net loss								(128,539)	(128,539)
Balance at March 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,354,987)	$(4,864,748)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

UNAUDITED

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(110,871)	$(128,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	110,871	128,539
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$20,071	$57,380

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2018 as reported in the Form 10-K have been omitted.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2019, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	3/31/2019	12/31/2018
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$804,944	$784,873

During the three months period ended March 31, 2019, Logicquest Technology Limited paid operating expenses of $20,071 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

We had a net loss of $110,871 for the three months period ended March 31, 2019, which was $17,668 less than the net loss of $128,539 for the three-month period ended March 31, 2018. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related decrease for the three months periods ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase (Decrease) 2019 from 2018
Revenue	$—	$—	$—
Selling, general and administrative expenses	31,398	49,066	(17,668)
Loss from operations	(31,398)	(49,066)	(17,668)
Interest expense	(79,473)	(79,473)	—
Net loss	$(110,871)	$(128,539)	$(17,668)

Revenue

We have not earned any revenues during the quarter of March 31, 2019 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of March 31, 2019, we had no cash or cash equivalents, current liabilities of $5,407,555 and a stockholders’ deficit was $5,407,045.

Working Capital

	At March 31, 2019	At December 31, 2018
Current assets	$510	$510
Current liabilities	5,407,555	5,296,684
Working capital	$(5,407,045)	$(5,296,174)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Three Months Ended		(Decrease)
	March 31,		2019 from
	2019	2018	2018
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 was nil and nil during the three months ended March 31, 2018.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 was nil and nil during the three months ended March 31, 2018.

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

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in its report dated April 16, 2019 (included in our annual report on Form 10-K for the year ended December 31, 2018), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2019 and the year ended December 31, 2018, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the three months ended March 31, 2019 and 2018, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2019	2018
Net loss	$(110,871)	$(128,539)
Negative working capital	(5,407,045)	(4,864,748)
Stockholders’ deficit	(5,407,045)	(4,864,748)

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

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: May 15, 2019	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer