Form 10-Q
period 2019-06-30
Logicquest Technology, Inc.
filed 2019-08-14
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

On August 14, 2019, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510
Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$3,347,067	$3,174,211
Due to related party	823,079	784,873
Note payable	1,337,600	1,337,600
Total current liabilities	5,507,746	5,296,684

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2019)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2019)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2019 and December 31, 2018	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(27,997,475)	(27,786,413)
Total stockholders' deficit	(5,507,236)	(5,296,174)
Total liabilities and stockholders' deficit	$510	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating expenses
Selling, general and administrative expenses	$20,169	$51,470	$51,567	$100,536
Loss from operations	(20,169)	(51,470)	(51,567)	(100,536)

Interest expense	(80,022)	(80,022)	(159,495)	(159,495)

Net loss	$(100,191)	$(131,492)	$(211,062)	$(260,031)

Net loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.11)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,897,284)	$(5,407,045)
Net loss								(100,191)	(100,191)
Balance at June 30, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,997,475)	$(5,507,236)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,786,413)	$(5,296,174)
Net loss								(211,062)	(211,062)
Balance at June 30, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,997,475)	$(5,507,236)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,354,987)	$(4,864,748)
Net loss								(131,492)	(131,492)
Balance at June 30, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,486,479)	$(4,996,240)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2017	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,226,448)	$(4,736,209)
Net loss								(260,031)	(260,031)
Balance at June 30, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,486,479)	$(4,996,240)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

UNAUDITED

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(211,062)	$(260,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	211,062	260,031
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$38,206	$111,138

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

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2019, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party and an independent third party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	6/30/2019	12/31/2018
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$823,079	$784,873

During the six months ended June 30, 2019, Logicquest Technology Limited paid operating expenses of $38,206 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

We had a net loss of $100,191 for the three months ended June 30, 2019, which was $31,301 less than the net loss of $131,492 for the three months ended June 30, 2018. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

We had a net loss of $211,062 for the six months ended June 30, 2019, which was $48,969 less than the net loss of $260,031 for the six months ended June 30, 2018. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related decrease for the three and six months periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Three Months Increase (Decrease) 2019 from 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Increase (Decrease) 2019 from 2018
Revenue	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	20,169	51,470	(31,301)	51,567	100,536	(48,969)
Loss from operations	(20,169)	(51,470)	(31,301)	(51,567)	(100,536)	(48,969)
Interest expense	(80,022)	(80,022)	—	(159,495)	(159,495)	—
Net loss	$(100,191)	$(131,492)	$(31,301)	$(211,062)	$(260,031)	$(48,969)

Revenue

We have not earned any revenues during the quarter of June 30, 2019 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2019, we had no cash or cash equivalents, current liabilities of $5,507,746 and a stockholders’ deficit of $5,507,236.

Working Capital

	At June 30, 2019	At December 31, 2018
Current assets	$510	$510
Current liabilities	5,507,746	5,296,684
Working capital	$(5,507,236)	$(5,296,174)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30,		2019 from
	2019	2018	2018
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was nil and nil during the six months ended June 30, 2018.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was nil and nil during the six months ended June 30, 2018.

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

The critical accounting policies summarized in this section are discussed in further detail in the notes to the audited financial statements appearing elsewhere in the annual report. We believe that application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in its report dated April 16, 2019 (included in our annual report on Form 10-K for the year ended December 31, 2018), which raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2019 and the year ended December 31, 2018, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2019 and 2018, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2019	2018
Net loss	$(211,062)	$(260,031)
Negative working capital	(5,507,236)	(4,996,240)
Stockholders’ deficit	(5,507,236)	(4,996,240)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 14, 2019	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer