Form 10-K
period 2019-12-31
Logicquest Technology, Inc.
filed 2020-05-29
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-22711

LOGICQUEST TECHNOLOGY, INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	76-0640970
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5 Independence Way, Suite 300, Princeton, NJ, U.S.A.	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 609-514-5136

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $164,768.

On May 29, 2020, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

Documents Incorporated by Reference

None.

PART I

Item 1. Business.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Corporate Information

Our principal executive offices are located at 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540; tel. voice: 609-514-5136, fax: 609-514-5104. Our website address is logq-inc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Introduction

Logicquest Technology, Inc. (the “Company”) was originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”). On March 19, 2015, we changed our name to Logicquest Technology, Inc.

Logicquest is a Nevada corporation that previously consisted of a networking service (carrier/circuit) business, which provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider. During May 2014, the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which ceased operations effective June 30, 2014.

In this Report, we refer to ourselves as "Logicquest," "We," Us," “the Company,” and "Our."

Our growth is dependent on acquiring an operating business or assets, attaining revenues from acquiring new operations and/or our raising capital through the sale of stock or debt. There is no assurance that we will be able to locate an operating business, raise any financing or generate any revenues.

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report contained herein regarding substantial doubt about our ability to continue as a going concern.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “LOCG,”

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

In 2001, Mr. Manfred Sternberg acquired effective control of the Company and during 2002 and 2003 under his leadership, the company commenced development and completion of the necessary systems to offer an integrated HIPAA compliant Medical Grade Network® to the health care community, to provide electronic systems required by increasing U.S. public policy mandates, to accelerate the movement to secure electronic health records.

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

In March 2005, we acquired substantially all of the assets and assumed certain ongoing contractual obligations of TEKMedia Communications, Inc., a company that provided traditional IT consulting services.

In September 2005, we acquired substantially all of the assets and assumed certain ongoing contractual obligations of Trilliant Corporation, a company that provides assessment, design, vendor selection, procurement and project management for large technology initiatives, particularly in the healthcare arena.

Effective November 7, 2009, the Company: 1) disposed of certain Medical Grade Network (“MGN”) assets and business and eliminated certain liabilities (consisting primarily of: a) furniture, computers and related software and peripherals with a $17,889 book value; b) contracts, agreements, lists of telephone and fax numbers, licenses, permits, intellectual properties, registered mark for MGN, and the business name of Bluegate with a $0 net book value; c) liabilities of $43,607 principally related to customer product prepays which were assumed by the purchaser) which were acquired by Sperco, LLC (“Sperco”) (an entity controlled by Mr. Stephen Sperco (“SS”), our former CEO/President/Director)), for $200,000, with payment made by a combination of $100,000 cash and $100,000 forgiveness of debt owed to SAI Corporation (“SAIC”) (an entity controlled by SS), plus a net adjustment of $7,100 due to the Company from Sperco resulting from the Company’s collection of principally accounts receivable totaling $161,900 on behalf of Sperco for the period from November 8, 2009 through December 31, 2009, offset by Sperco’s payment of $169,000 to the Company for the personnel, facilities, tools, and resources necessary for the Company to support both the MGN and HIMS (defined below) operations for Sperco for the same period; 2) entered into a Separation Agreement and Mutual Release in Full of all claims with Mr. Manfred Sternberg (“MS”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,369 to MS; and 3) entered into A Separation Agreement and Mutual Release in Full of all claims with Mr. William Koehler (“WK”) (former Director/Corporate Officer), which included the elimination of $28,499 of accrued director fees and vehicle allowances in exchange for repayment of a loan plus accrued interest totaling $44,374 with a direct payment to WK’s American Express account and a $1 payment to WK; and 4) disposed of certain of Trilliant Technology Group, Inc.’s assets and business (consisting primarily of: a) Computers and related software and peripherals with a $0 net book value; and b) lists of telephone and fax numbers and intellectual properties with a $0 net book value) to Trilliant Corporation (an entity controlled by WK) for a cash payment of $5,000; and 5) disposed of certain Bluegate Healthcare Information Management Systems (“HIMS”) assets and business (consisting primarily of contracts, agreements and intellectual property with a $0 net book value) to SAIC in exchange for a Mutual Release in Full of certain claims and a $1 payment to SAIC; and 6) obtained a Fairness Opinion dated November 6, 2009 presented by Convergent Capital Appraisers.

Pursuant to the Nevada Revised Statutes, which authorizes the taking of action by written consent of the shareholders of a Nevada corporation, without a meeting, a super majority of the voting power of the shareholders of the Company gave their consent to the above actions.

As a result of the transactions summarized above, the Company received $105,000 cash; reduced the secured note payable to SAIC by $100,000; paid off unsecured notes payable and accrued interest of $88,743 to MS and WK; eliminated $56,998 of accrued liabilities owed to MS and WK; recorded $24,234 of expenses (principally legal and professional); removed the remaining book value of fixed assets of $17,889; eliminated $43,607 of customer liabilities assumed by Sperco and increased additional paid-in capital by $263,484 since the net effect of the transaction was treated as related party forgiveness of debt.

On December 27, 2010 our then 100% owned subsidiary, Trilliant Technology Group, Inc. was dissolved.

On September 11, 2014, SAIC, the Company’s then majority shareholder, sold to Mr. Ang Woon Han, 24,070,250 shares of common stock (1,203,513 shares post-Reverse Stock Split discussed below), 48 shares of Series C Convertible preferred stock and 10 shares of Series D Convertible preferred stock. As a result, Mr. Ang owns 52% of our shares of common stock without taking into account the super voting power of the Preferred stock, and 78% when taking into account the super voting power of the Preferred Stock.

On January 2, 2015, the Company filed an Information Statement on Schedule 14C for restructuring the Company. Actions taken included:

•	To change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.”
•	To increase the number of authorized shares of Common Stock, par value $0.001 from fifty million (50,000,000) to two hundred million (200,000,000) (the “Authorized Increase”); and
•	To affect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of one post-split share per twenty pre-split shares (the “Reverse Stock Split”).

The above actions were effective on March 19, 2015.

On February 26, 2019, Mr. Ang Woon Han resigned from the Company as Chief Executive Officer/President, Secretary and as a member of the Board of Directors.

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

Development Plan

Our intended business purpose is to seek the acquisition of, or merger with, an existing company. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, limited liability company, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date hereof, we have made only limited efforts to identify a possible business combination and are not currently subject to a letter of intent with respect to any target business or any definitive agreement with respect to any target business.

Based on our proposed business activities, we are a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as, any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

We also qualify as a “shell company,” as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

We have a nominal amount of capital and will depend on our management to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger. The analysis of new business opportunities will be undertaken by or under the supervision of our sole officer and director.

We believe that business opportunities may come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds;
•	The cost of participation by us as compared to the perceived tangible and intangible risks of participation;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which may make the task of comparative investigation and analysis of such business opportunities difficult and complex. Due to our limited capital available for investigation, we may not discover or be able to fully investigate potential adverse factors concerning the opportunity to be acquired.

There is no relationship between our particular name and our intended business plan. If successful in completing a merger or acquisition, we expect that our name would change to reflect the marketing goals of the business combination.

We are unable to predict the time as to when, and if we will ever engage in identifying potential merger or acquisition candidates.

In addition, certain conflicts of interest exist or may develop between us and our sole officer and director and majority stockholder.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us. Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and our relative negotiating strength. It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other tax-free transaction provisions under the Code, all prior stockholders would retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who are stockholders prior to the acquisition. Our present stockholders will likely not have control of our majority voting securities following an acquisition transaction. However, our present stockholders will benefit from such a transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present sole officer and director may resign and one or more new directors or officers may be appointed in connection with the transaction.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders or only with the vote of our majority stockholders who already control the vote on all stockholder matters. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Employees

As a result of the cessation of the internet connectivity business, we currently have no employees.

Item 1A. Risk Factors.

We May Be Unable To Find a Suitable Entity with Which to Enter Into a Business Combination Transaction.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination. We may not find a suitable entity with which to enter into a business combination transaction and even if we do identify a suitable entity for such transaction, we may not be able to into a transaction.

The Terms of a Potential Business Combination Transaction May Not Be Favorable to Us.

Even if we find a suitable entity for a business combination transaction and that entity is willing to enter into such a transaction, we may not be able to complete that transaction on terms which would be favorable to us. Private companies seeking to become public have many options other than a business combination with a blank check company, such as initial public offerings, direct public offerings, Regulation A offerings, and public offerings on foreign exchanges, and many companies have many other options for access to capital other than becoming public, such as private offerings, Regulation S offerings, venture capital, and private equity transactions. In addition, there are a large number of blank check companies seeking to engage in business combination transactions, and the availability of such companies may result in private companies being able to require favorable terms from any particular blank check company in a business combination transaction, which may reduce the potential benefit to us of such a business combination transaction.

Our Future Success Is Highly Dependent on the Ability of Management to Locate and Attract a Suitable Acquisition Candidate.

The nature of our operations is highly speculative. The success of our intended plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We Have No Existing Agreement for a Business Combination or Other Transaction and There Is No Guarantee That We Will Be Able to Negotiate a Transaction That Will Benefit Our Stockholders.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We may be unable to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern.

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report contained herein regarding substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2019 and 2018, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2019	2018
Net loss	$(403,338)	$(559,965)
Negative working capital	(5,699,512)	(5,296,174)
Stockholders’ deficit	(5,699,512)	(5,296,174)

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

Management Intends to Devote Only a Limited Amount of Time to Seeking a Target Company Which May Adversely Impact Our Ability to Identify a Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our officers and directors have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There May Be Conflicts of Interest Between Our Management and Our Non-Management Stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other stockholders. A conflict of interest may arise between our management’s personal pecuniary interests and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders.

As a Blank Check Company Under Rule 419 of the Securities Act of 1933, We Will Have to Comply with Rule 419 in Any Subsequent Offerings.

At present, we are a blank check company with no revenues and no specific business plan or purpose other than we intend to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a blank check company, if we publicly offer any securities as a condition to the closing of any acquisition or business combination or otherwise, we will have to fully comply with Rule 419 under the Securities Act, the provisions of which apply to every registration statement filed under the Securities Act by a blank check company. Among other things, Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. Rule 419 also provides for procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. We have no current plans to engage in any such offerings.

A Business Combination Will Result in a Change of Control and a Change of Management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock or preferred stock or that our majority stockholder will transfer an amount of outstanding common stock or preferred stock which represents the majority of the voting power and equity of our voting shares, which will result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control will result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

Our Directors Have the Right to Authorize the Issuance of Preferred Stock.

Our directors, without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of preferred stock could adversely affect the rights of holders of common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights, similar to our currently outstanding preferred stock. For example, each share of Series C Convertible Preferred Stock is convertible into 1,250 shares of common stock (after adjusting for our prior 1-for-20 reverse stock split) and has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 18,750 votes per share of Series C Preferred Stock and each share of Series D Preferred Stock may be converted, at the option of the shareholder, into 1,250 shares of common stock (after adjusting for our prior 1-for-20 reverse stock split) and has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 187,500 votes per share of Series D Preferred Stock. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock vote along with the common stock on all matters requiring a vote of shareholders and are not redeemable by us. Additionally, the currently outstanding preferred stock or any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Any Potential Acquisition or Merger with a Foreign Company May Subject Us to Additional Risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There Is Currently A Limited Trading Market for Our Common Stock.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “LOCG,” however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate new revenues;
●	increased competition; and
●	conditions and trends in the market for our services and products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Rule 144 Is Not Generally Available to Holders of Our Common Stock Which Makes It Difficult to Resell Shares in the Future.

With limited exceptions related to certain shares acquired before we became a “shell company” (as defined in Rule 405 of the Securities Act, all of our presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act (“Rule 144”) and may only be resold pursuant to an effective registration statement or an exemption from registration. Rule 144 generally provides a safe harbor exemption for the resale of restricted securities, provided, however, restricted securities that we issued either while we were a “shell company” or at any time thereafter, can only be resold in reliance on Rule 144 if the following conditions are met:

(1)	we have ceased to be a “shell company”;
(2)	we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”);
(3)	we filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8-K reports; and
(4)	at least one year has elapsed from the time we filed the Form 10 type information with the SEC reflecting our status as an entity that is not a “shell company.”

We may never meet these conditions and holders of our shares of Common Stock may never be entitled to rely on Rule 144 for the resale of their shares. This could have a materially adverse effect on the trading market for our shares, if a trading market develops, of which there is no assurance.

Our Business Will Have No Revenue Unless and Until We Merge with or Acquire an Operating Business.

We have had no recent operating history nor any revenues or earnings. We will not realize any revenue unless and until we successfully merge with or acquire an operating business.

We Intend to Issue More Shares in a Merger or Acquisition, Which Will Result in Substantial Dilution.

Our Articles of Incorporation authorize the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Stockholders may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

Due to the Control by Our Principal Stockholder of a Majority of Our Voting Shares, Our Minority Stockholders Will Have Little Power to Choose Management or Impact Operations.

Our principal stockholder, Mr. Ang Woon Han, currently controls and votes an aggregate of 55.4% of our issued and outstanding common stock and an additional 2,775,000 voting shares, equal to approximately 54.7% of our voting stock due to his ownership of 48 shares of Series C Convertible Preferred Stock and 10 shares of our Series D Convertible Preferred Stock. Consequently, our principal stockholder has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of directors;

•	Amendment to our articles of incorporation or bylaws; and

•	Approval of a merger, takeover or other business combination.

As such, other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

The Recent Coronavirus (Covid-19) Pandemic and Its Impact on Debt and Equity Markets Could Have a Material Adverse Effect on Our Financial Condition and Ability to Operate as a Going Concern.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

We have no property and do not currently maintain an office or any other facilities, except that we maintain a virtual office space located at 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540. This virtual office has a monthly rental of $155. The lease began on May 12, 2016 and will expire on either party’s termination. We do not believe that we will need to maintain a physical office at any time in the foreseeable future in order to carry out our plan of operations described herein.

Item 3. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink market maintained by OTC Markets and our trading symbol is “LOGQ”. The following table sets forth the quarterly high and low sales price per share for our common stock. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

	2019		2018
	HIGH	LOW	HIGH	LOW
First Quarter	$0.64	$0.10	$0.25	$0.07
Second Quarter	0.33	0.15	0.15	0.09
Third Quarter	0.15	0.12	0.23	0.11
Fourth Quarter	0.18	0.12	0.15	0.10

COMMON STOCK

On May 29, 2020, we had 2,301,968 outstanding shares of Common Stock, $0.001 par value per share.

On May 29, 2020, we had approximately 85 shareholders of record

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

RESULTS OF OPERATIONS

We had a net loss of $403,338 for the year ended December 31, 2019, which was $156,627 less than the net loss of $559,965 for the year ended December 31, 2018. The change in our results over the two periods is mainly a result of a decrease in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the years ended December 31, 2019 and 2018:

			Increase (Decrease)
	2019	2018	2019 from 2018
Revenue	$—	$—	$—
Selling, general and administrative expenses	82,698	239,325	(156,627)

Loss from operations	(82,698)	(239,325)	(156,627)

Interest expense	(320,640)	(320,640)	—
Net loss	$(403,338)	$(559,965)	$(156,627)

Revenue

We did not earn any revenues during the years ended December 31, 2019 or 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, our cash and cash equivalents were $0; total current liabilities were $5,700,022 and total stockholders’ deficit was $5,699,512.

Working Capital

	At December 31, 2019	At December 31, 2018
Current assets	$510	$510
Current liabilities	5,700,022	5,296,684
Working capital	$(5,699,512)	$(5,296,174)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2019	2018	2019 from 2018
Net cash (used in) operating activities	$—	$—	$—

Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash	$—	$—	$—
Cash balance at end of period	$—	$—

Operating Activities.

We had no cash used in operating activities during the years ended December 31, 2019 and 2018.

Financing Activities.

We had no cash provided by financing activities during the years ended December 31, 2019 and 2018.

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

Information regarding our outstanding accrued liabilities, note payable and related party transactions are included in the footnotes to the audited financial statements included under “Item 8. Financial Statements and Supplementary Data”, under notes: “3. Accrued Liabilities”; “4. Note Payable”; and “5. Related Party Transactions”.

FORECAST

As described above under “Business”, our management is seeking potential merger or acquisition candidates. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including prepaid expenses and accrued liabilities, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report contained herein regarding substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2019 and 2018, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2019	2018
Net loss	$(403,338)	$(559,965)
Negative working capital	(5,699,512)	(5,296,174)
Stockholders’ deficit	(5,699,512)	(5,296,174)

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Logicquest Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2005.

Houston, Texas

May 29, 2020

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2019	2018
ASSETS
Current assets:
Prepaid expenses and other current assets	$510	$510
Total current assets	510	510

Total assets	$510	$510

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$3,513,273	$3,174,211
Due to related party	849,149	784,873
Note payable	1,337,600	1,337,600
Total current liabilities	5,700,022	5,296,684

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2019 and 2018; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2019)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2019 and 2018, respectively; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2019)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at December 31, 2019 and 2018	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(28,189,751)	(27,786,413)
Total stockholders’ deficit	(5,699,512)	(5,296,174)
Total liabilities and stockholders’ deficit	$510	$510

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2019	2018
Operating expenses
Selling, general and administrative expenses	$82,698	$239,325

Loss from operations	(82,698)	(239,325)

Interest expense	(320,640)	(320,640)

Total other expenses	(320,640)	(320,640)

Net loss	$(403,338)	$(559,965)

Net loss per share – basic and diluted	$(0.18)	$(0.24)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2017	2,301,968	$2,302	48	$—	10	$—	$22,487,937	(27,226,448)	$(4,736,209)
Net loss								(559,965)	(559,965)
Balance at December 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(27,786,413)	$(5,296,174)
Net loss								(403,338)	(403,338)
Balance at December 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,189,751)	$(5,699,512)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(403,338)	$(559,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	403,338	559,965
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Prepayment and operating expenses directly paid by related party	$64,276	$230,041

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Logicquest Technology, Inc. (“we”, “our”, the “Company”) is a Nevada Corporation that previously consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value added provider until it ceased operations effective June 30, 2014.

The Company was originally incorporated as Solis Communications, Inc. on July 23, 2001 and adopted a name change to Crescent Communications Inc. upon completion of a reverse acquisition of Berens Industries, Inc. In 2004, we changed our name to Bluegate Corporation (“Bluegate”). On March 19, 2015, the Company changed its name to Logicquest Technology, Inc. (“Logicquest”).

The Company currently has no operations and the Company’s Board of Directors is currently seeking investment opportunities.

Following is a summary of the Company’s significant accounting policies:

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2019. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including prepaid expenses and accrued liabilities, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

STOCK-BASED COMPENSATION

Accounting Standard 718, “Accounting for Stock-Based Compensation” (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The Company accounts for compensation cost for stock option plans in accordance with ASC 718.

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the years ended December 31, 2019 and 2018. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2019 and 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-02, Leases (“ASU 2016-02”) is codified in ASC 842, Leases (“ASC 842”). Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting (Topic 550 and 718)." The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees (accounted for under ASC 550) would be aligned with the requirements for share-based payments granted to employees (accounted for under ASC 718). The Company adopted this standard effective January 1, 2019 and the standard did not have a material impact on the financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2019 and 2018, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2019	2018
Net loss	$(403,338)	$(559,965)
Negative working capital	(5,699,512)	(5,296,174)
Stockholders’ deficit	(5,699,512)	(5,296,174)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	2019	2018
Accrued interest on note payable	$2,629,003	$2,308,363
Accrued general and administrative expenses	156,770	138,348
Other payable	727,500	727,500
	$3,513,273	$3,174,211

The other payable balance represented accounts payable owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director). On September 11, 2014, in connection with the change in ownership, the payable in the amount of $727,500 was assigned to Tang Chuan Choon, a third party.

4. NOTE PAYABLE

The Company’s note payable balance is $1,337,600 at December 31, 2019 and 2018. The note payable is unsecured, bears 15% interest per annum and is due on demand. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than 15 days’ delinquent. During the years ended December 31, 2019 and 2018, the Company incurred interest expenses of $320,640. As of December 31, 2019, and 2018, the accrued interest balance was $2,629,003 and $2,308,363, respectively. The accrued interest and late charge are due on demand and are included in accrued liabilities.

5. RELATED PARTY TRANSACTIONS

Due to Relate Party

The due to related party is summarized below:

	2019	2018

Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$849,149	$784,873

During the year ended December 31, 2019 and 2018, Logicquest Technology Limited paid operating expenses of $64,276 and $230,041, respectively, on behalf of the Company. The balance due to related party is unsecured, does not bear interest and is due on demand.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

During the years ended December 31, 2019 and 2018, the Company recorded a salary payment to its former Chief Executive Officer in the amount of $nil and $104,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party as of December 31, 2019 and 2018.

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

The composition of deferred tax assets at December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets
Benefit from carryforward of net operating loss	$2,115,000	$2,030,000
Less valuation allowance	(2,115,000)	(2,030,000)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2019 and 2018, is attributable to the valuation allowance.

At December 31, 2019, for federal income tax reporting purposes, the Company has $10,072,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2039.

7. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $155. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

The Company’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Logicquest Technology, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Logicquest Technology, Inc.’s assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2019.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019, due to insufficiently qualified internal accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitute material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments as of December 31, 2019, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Cheng Yew Siong (a)	42	Director/Chief Financial Officer

———————

(a)	Effective September 13, 2014, Mr. Cheng Yew Siong was appointed by the Board of Directors to the office of Chief Financial Officer

Mr. Cheng, Yew Siong was appointed director and CFO on September 13, 2014. After completing his education in Singapore, Mr. Cheng served two (2) years in the Singapore Police Force as an officer, before leaving the force to start his private sector career path. Mr. Cheng started off as a hardware store manager, providing fixture and interior renovation products and services to the mass consumers. Through hard work and perseverance, he managed to achieve a sales track record of 700 households per annum. From April 2009, Mr. Cheng used his savings to start a Japanese restaurant in Singapore, and he maintained the business and its steady revenues and profits until 2013.

BOARD LEADERSHIP STRUCTURE

Our Board of Directors (currently consisting solely of Mr. Siong) has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

RISK OVERSIGHT

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors (currently consisting solely of Mr. Siong) discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

ARRANGEMENTS BETWEEN OFFICERS AND DIRECTORS

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

OTHER DIRECTORSHIPS

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

A stockholder who wishes to communicate with our Board of Directors (consisting solely of Mr. Siong) may do so by directing a written request addressed to our CFO, Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

DIRECTOR INDEPENDENCE

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. Siong, as being independent.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. While the beneficial ownership by our officers and directors has been disclosed in this Form 10-K and other SEC filings, our officers have not filed the required Section 16(a) reports.  Until our officers and directors do so, we are not in compliance with Section 16(a) of the Exchange Act and Mr. Siong and Mr. Ang Woon Han, our majority stockholders in particular are deficient in their Section 16(a) reporting obligations.

CODE OF ETHICS

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase “Request for a Copy of the Code of Ethics of Logicquest Technology, Inc.” Our address is: Logicquest Technology, Inc., 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540.

BOARD OF DIRECTORS MEETINGS

During the fiscal year ended December 31, 2019, the Board of Directors did not hold any meetings.

NOMINATING COMMITTEE

We do not have any nominating committee of the Board, or committee performing a similar function.

AUDIT COMMITTEE

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

COMPENSATION COMMITTEE

In August 2007, our Board adopted our Compensation Committee Charter. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives.  There are no current members of the Compensation Committee and our Board of Directors serves as the Compensation Committee.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Cheng Yew Siong (1)	2019	—	—	—
CFO/Director	2018	—	—	—

Ang Woon Han (2)	2019	—	—	—
Former President/Director	2018	104,000	—	104,000

———————

(1)	Mr. Cheng Yew Siong had agreed that until the Company begins to attain cash flow he will not receive any salary.
(2)	On February 26, 2019, Mr. Ang Woon Han resigned from the Company as Chief Executive Officer/President, Secretary and as a member of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2019

Our Named Executive Officers did not hold any outstanding equity awards as at the year ended December 31, 2019.

EMPLOYMENT AGREEMENTS AND KEY MAN INSURANCE

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of  May 29, 2020 which was 2,301,968 shares of common stock issued and outstanding that is held by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 29, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540.

TITLE OR CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Cheng Yew Siong	0	0%
	All executive officers and directors as a group (1 Person)	0	0%
Common Stock	Ang Woon Han 2001, Block B, Tianyuangang Center, Chaoyang District, Beijing, Peoples Republic of China 100027	1,276,013 (2)	55.4%
Common Stock	William Koehler 1602 Lynnview Drive, Houston, Texas 77055	127,891	5.56%
Series C Convertible Preferred Stock (3)	Ang Woon Han 2001, Block B, Tianyuangang Center, Chaoyang District, Beijing, Peoples Republic of China 100027	48	100%
Series D Convertible Preferred Stock (3)	Ang Woon Han 2001, Block B, Tianyuangang Center, Chaoyang District, Beijing, Peoples Republic of China 100027	10	100%

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,968 shares of Common Stock outstanding as of May 29, 2020 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

(2)

Of the 1,276,013 shares beneficially owned by Mr. Ang Woon Han (i) 1,203,513 are common shares owned indirectly by Mr. Ang through AST Exchange Agent Co., who is the transfer agent holding shares to be exchanged upon the surrender of the pre-reverse stock split certificates, and (ii) 72,500 are common shares issuable upon the conversion of preferred shares.

(3)

Each share of Series C Convertible Preferred Stock is convertible into 1,250 shares of common stock (after adjusting for our prior 1-for-20 reverse stock split).  Each share of Series C Convertible Preferred Stock has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 18,750 votes per share of Series C Preferred Stock. Each share of Series D Preferred Stock may be converted, at the option of the shareholder, into 1,250 shares of common stock (after adjusting for our prior 1-for-20 reverse stock split). Each share of Series D Preferred Stock has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 187,500 votes per share of Series D Preferred Stock. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock vote along with the common stock on all matters requiring a vote of shareholders and are not redeemable by us.

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

EMPLOYEE STOCK OPTION PLANS

The Company had adopted the 2002 Stock and Stock Option Plan under which incentive stock options for up to 22,500 common shares may be awarded to officers, directors and key employees. The plan was designed to attract and reward key executive personnel. As of December 31, 2009, we had granted all 22,500 awards under the 2002 stock plan and all awards granted under the 2002 stock plan have expired prior hereto. The 2002 stock plan has been terminated.

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2019, 56,635 shares of common stock have been granted pursuant to the 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2019 and 2018, the Company engaged in related party transactions as follows:

Accrued liabilities to related parties:

As of December 31, 2019, and 2018, $849,149 and $784,873, respectively, are payable by us to Logicquest Technology Limited in regards to expenses that were paid on our behalf by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

During the years ended December 31, 2019 and 2018, total salary paid to the Company’s former chief executive officer is $nil and $104,000, respectively. The entire amount was paid by Logicquest Technology Limited and was included in the ending balance of due to related party, as applicable, as of December 31, 2019 and 2018.

Equity Related:

As of December 31, 2019, the Company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The Company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

DIRECTOR INDEPENDENCE.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify our sole member of our Board of Directors, Mr. Siong, as being independent.

REVIEW, APPROVAL AND RATIFICATION OF RELATED PARTY TRANSACTIONS

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our director(s). In connection with the approval of the transactions described above, our director(s) took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our sole director will continue to approve any related party transaction based on the criteria set forth above.

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of Malone & Bailey, PC ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2019 and 2018.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2019 and 2018 were as follows:

2019	2018
$17,000	$16,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2019 and 2018 were as follows:

2019	2018
$—	$—

3. ALL OTHER FEES.

2019	2018
$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number

3.2	Certificate of Designation of Series C Preferred Stock		8-K	4.1	July 3, 2007	000-22711
3.3	Certificate of Designation of Series D Preferred Stock		8-K	4.1	May 26, 2010	000-22711
4.1*	Description of Securities of the Registrant	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICQUEST TECHNOLOGY, INC.

May 29, 2020	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Chief Financial Officer and Principal Accounting Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 29, 2020	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Chief Financial Officer and Principal Accounting Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number

3.2	Certificate of Designation of Series C Preferred Stock		8-K	4.1	July 3, 2007	000-22711
3.3	Certificate of Designation of Series D Preferred Stock		8-K	4.1	May 26, 2010	000-22711
4.1*	Description of Securities of the Registrant	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.