Form 10-Q
period 2020-09-30
Logicquest Technology, Inc.
filed 2020-11-13
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

On November 13, 2020, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$3,256	$510
Total current assets	3,256	510
Total assets	$3,256	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$3,716,529	$3,513,273
Due to related party	952,818	849,149
Note payable	1,337,600	1,337,600
Total current liabilities	6,006,947	5,700,022

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2020)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2020)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at September 30, 2020 and December 31, 2019	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(28,493,930)	(28,189,751)
Total stockholders' deficit	(6,003,691)	(5,699,512)
Total liabilities and stockholders' deficit	$3,256	$510

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses
Selling, general and administrative expenses	$24,147	$7,282	$63,562	$58,848
Loss from operations	(24,147)	(7,282)	(63,562)	(58,848)

Interest expense	(80,572)	(80,572)	(240,617)	(240,068)

Net loss	$(104,719)	$(87,854)	$(304,179)	$(298,916)

Net loss per share – basic and diluted	$(0.05)	$(0.04)	$(0.13)	$(0.13)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at June 30, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,389,211)	$(5,898,972)
Net loss								(104,719)	(104,719)
Balance at September 30, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,493,930)	$(6,003,691)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,189,751)	$(5,699,512)
Net loss								(304,179)	(304,179)
Balance at September 30, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,493,930)	$(6,003,691)

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

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

UNAUDITED

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(304,179)	$(298,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,746)	—
Accrued liabilities	306,925	298,916
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$103,669	$51,241

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2020, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	At September 30, 2020	At December 31, 2019
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$952,818	$849,149

During the nine months ended September 30, 2020, Logicquest Technology Limited paid operating expenses of $103,669 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

We had a net loss of $104,719 for the three months ended September 30, 2020, which was $16,865 more than the net loss of $87,854 for the three months ended September 30, 2019. The change in our results over the two periods is a result of an increase in Selling, general and administrative expenses.

We had a net loss of $304,179 for the nine months ended September 30, 2020, which was $5,263 more than the net loss of $298,916 for the nine months ended September 30, 2019. The change in our results over the two periods is a result of a increase in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Increase 2020 from 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Increase 2020 from 2019
Revenue	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	24,147	7,282	16,865	63,562	58,848	4,714
Loss from operations	(24,147)	(7,282)	16,865	(63,562)	(58,848)	4,714
Interest expense	(80,572)	(80,572)	—	(240,617)	(240,068)	549
Net loss	$(104,719)	$(87,854)	$16,865	$(304,179)	$(298,916)	$5,263

Revenue

We have not earned any revenues during the quarter of September 30, 2020 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of September 30, 2020, we had no cash or cash equivalents, current liabilities of $6,006,947 and a stockholders’ deficit of $6,003,691.

Working Capital

	At September 30, 2020	At December 31, 2019
Current assets	$3,256	$510
Current liabilities	6,006,947	5,700,022
Working capital	$(6,003,691)	$(5,699,512)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Nine Months Ended		(Decrease)
	September 30,		2020 from
	2020	2019	2019
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 and 2019 was nil.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 and 2019 was nil.

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

During the nine months ended September 30, 2020 and the year ended December 31, 2019, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the nine months ended September 30, 2020 and 2019, we experienced negative financial results as follows:

	Nine Months Ended September 30,
	2020	2019
Net loss	$(304,179)	$(298,916)
Negative working capital	(6,003,691)	(5,595,090)
Stockholders’ deficit	(6,003,691)	(5,595,090)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: November 13, 2020	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer