Form 10-K
period 2020-12-31
Logicquest Technology, Inc.
filed 2021-03-31
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $94,467.

On March 31, 2021, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

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

Logicquest is a Nevada corporation that previously consisted of a networking service (carrier/circuit) business, which provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value-added provider. During May 2014, the Board of Directors authorized an orderly wind down of the Company's internet connectivity business which ceased operations effective June 30, 2014.

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

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “LOGQ”.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern.

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report contained herein regarding substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2020 and 2019, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2020	2019
Net loss	$(409,639)	$(403,338)
Negative working capital	(6,109,151)	(5,699,512)
Stockholders’ deficit	(6,109,151)	(5,699,512)

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

There Is Currently A Limited Trading Market for Our Common Stock.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “LOGQ”, however, we currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

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

In December 2020, coronavirus (COVID-19) is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged, and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We have no property and do not currently maintain an office or any other facilities, except that we maintain a virtual office space located at 5 Independence Way, Suite 300, Princeton, NJ, U.S.A. 08540. This virtual office has a monthly rental of $200. The lease began on May 12, 2016 and will expire on either party’s termination. We do not believe that we will need to maintain a physical office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

COMMON STOCK PRICE RANGE

	2020		2019
	HIGH	LOW	HIGH	LOW
First Quarter	$0.18	$0.11	$0.64	$0.10
Second Quarter	$0.16	$0.09	$0.33	$0.15
Third Quarter	$0.16	$0.09	$0.15	$0.12
Fourth Quarter	$0.20	$0.07	$0.18	$0.12

COMMON STOCK

On March 31, 2021, we had 2,301,968 outstanding shares of Common Stock, $0.001 par value per share.

On March 31, 2021, we had approximately 85 shareholders of record.

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

RESULTS OF OPERATIONS

We had a net loss of $409,639 for the year ended December 31, 2020, which was $6,301 higher than the net loss of $403,338 for the year ended December 31, 2019. The change in our results over the two periods is mainly a result of an increase in selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the years ended December 31, 2020 and 2019:

			Increase
	2020	2019	2020 from 2019
Revenue	$—	$—	$—
Selling, general and administrative expenses	88,449	82,698	5,751

Loss from operations	(88,449)	(82,698)	(5,751)

Interest expense	(321,190)	(320,640)	(550)
Net loss	$(409,639)	$(403,338)	$(6,301)

Revenue

We did not earn any revenues during the years ended December 31, 2020 or 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, our cash and cash equivalents were $0; total current liabilities were $6,110,290 and total stockholders’ deficit was $6,109,151

Working Capital

	At December 31, 2020	At December 31, 2019
Current assets	$1,139	$510
Current liabilities	6,110,290	5,700,022
Working capital	$(6,109,151)	$(5,699,512)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2020	2019	2020 from 2019
Net cash (used in) operating activities	$—	$—	$—

Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash	$—	$—	$—
Cash balance at end of period	$—	$—

Operating Activities.

We had no cash used in operating activities during the years ended December 31, 2020 and 2019.

Financing Activities.

We had no cash provided by financing activities during the years ended December 31, 2020 and 2019.

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

FORECAST

As described above under “Business”, our management is seeking potential merger or acquisition candidates. In December 2020, coronavirus (COVID-19) is continuing to spread throughout of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged, and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

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

During the years ended December 31, 2020 and 2019, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2020	2019
Net loss	$(409,639)	$(403,338)
Negative working capital	(6,109,151)	(5,699,512)
Stockholders’ deficit	(6,109,151)	(5,699,512)

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Logicquest Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Logicquest Technology, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2005.

Houston, Texas

March 31, 2021

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2020	2019
ASSETS
Current assets:
Prepaid expenses and other current assets	$1,139	$510
Total current assets	1,139	510
Total assets	$1,139	$510

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$3,802,597	$3,513,273
Due to related party	970,093	849,149
Note payable	1,337,600	1,337,600
Total current liabilities	6,110,290	5,700,022

Stockholders’ deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at December 31, 2020 and 2019; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2020)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at December 31, 2020 and 2019; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2020)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at December 31, 2020 and 2019	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(28,599,390)	(28,189,751)
Total stockholders’ deficit	(6,109,151)	(5,699,512)
Total liabilities and stockholders’ deficit	$1,139	$510

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2020	2019
Operating expenses
Selling, general and administrative expenses	$88,449	$82,698

Loss from operations	(88,449)	(82,698)

Interest expense	(321,190)	(320,640)

Total other expenses	(321,190)	(320,640)

Net loss	$(409,639)	$(403,338)

Net loss per share – basic and diluted	$(0.18)	$(0.18)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2018	2,301,968	$2,302	48	$—	10	$—	$22,487,937	(27,786,413)	$(5,296,174)
Net loss								(403,338)	(403,338)
Balance at December 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,189,751)	$(5,699,512)
Net loss								(409,639)	(409,639)
Balance at December 31, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,599,390)	$(6,109,151)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(409,639)	$(403,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629)	—
Accrued liabilities	410,268	403,338
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Prepayment and operating expenses directly paid by related party	$120,944	$64,276

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Logicquest Technology, Inc. (“we”, “our”, the “Company”) is a Nevada Corporation that previously consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value-added provider until it ceased operations effective June 30, 2014.

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

Following is a summary of the Company’s significant accounting policies:

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2020. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the years ended December 31, 2020 and 2019. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2020 and 2019.

LEASES

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

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not have a material impact on the financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2020 and 2019, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2020	2019
Net loss	$(409,639)	$(403,338)
Negative working capital	(6,109,151)	(5,699,512)
Stockholders’ deficit	(6,109,151)	(5,699,512)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	2020	2019
Accrued interest on note payable	$2,950,193	$2,629,003
Accrued general and administrative expenses	124,904	156,770
Other payable	727,500	727,500
	$3,802,597	$3,513,273

The other payable balance represented accounts payable owed to Sperco, LLC (“SLLC”) (an entity controlled by Stephen J. Sperco, the Company’s former CEO/President/Director). On September 11, 2014, in connection with the change in ownership, the payable in the amount of $727,500 was assigned to Tang Chuan Choon, a third party.

4. NOTE PAYABLE

The Company’s note payable balance is $1,337,600 at December 31, 2020 and 2019. The note payable is unsecured, bears 15% interest per annum and is due on demand. The Company agreed to pay a late charge in the amount of $10,000 on any interest payment more than 15 days’ delinquent. During the years ended December 31, 2020 and 2019, the Company incurred interest expenses of $321,190. As of December 31, 2020, and 2019, the accrued interest balance was $2,950,193 and $2,629,003, respectively. The accrued interest and late charge are due on demand and are included in accrued liabilities.

5. RELATED PARTY TRANSACTIONS

Due to Relate Party

The due to related party is summarized below:

	2020	2019

Fees paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$970,093	$849,149

During the year ended December 31, 2020 and 2019, Logicquest Technology Limited paid operating expenses of $120,944 and $64,276, respectively, on behalf of the Company. The balance due to related party is unsecured, does not bear interest and is due on demand.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. INCOME TAXES

On December 22, 2017 U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. The 2017 Act made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 34% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. As a result of the 2017 Act, NOL carryforwards generated in years beginning after December 31, 2017 would carryforward indefinitely, and would apply to 80% of future taxable income. Under the Act, carrybacks of NOLs were disallowed. In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted providing a five-year carryback for losses incurred in 2018, 2019, or 2020, which allows companies to modify tax returns up to five years prior to offset taxable income from those tax years. The CARES Act also suspended the NOL limit of 80% of taxable income, but the NOLs generated in 2018 and forward will still carryforward indefinitely.

The composition of deferred tax assets at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets
Benefit from carryforward of net operating loss	$2,201,000	$2,115,000
Less valuation allowance	(2,201,000)	(2,115,000)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2020 and 2019, is attributable to the valuation allowance.

At December 31, 2020, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2040, and $1,372,942 that will carryforward indefinitely.

7. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $200. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management assessed the effectiveness of Logicquest Technology, Inc.’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2020.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2020, due to insufficiently qualified internal accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitute material weaknesses in our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age, positions and offices or employments as of December 31, 2020, of our executive officers and directors. Members of the Board of Directors are elected and hold office until their successors are elected and qualified. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Cheng Yew Siong (a)	43	Director/Chief Financial Officer

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

BOARD OF DIRECTORS MEETINGS

During the fiscal year ended December 31, 2020, the Board of Directors did not hold any meetings.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Cheng Yew Siong (1)	2020	—	—	—
CFO/Director	2019	—	—	—

Ang Woon Han (2)	2020	—	—	—
Former President/Director	2019	—	—	—

———————

(1)	Mr. Cheng Yew Siong had agreed that until the Company begins to attain cash flow he will not receive any salary.
(2)	On February 26, 2019, Mr. Ang Woon Han resigned from the Company as Chief Executive Officer/President, Secretary and a member of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2020

Our Named Executive Officers did not hold any outstanding equity awards as at the year ended December 31, 2020.

EMPLOYMENT AGREEMENTS AND KEY MAN INSURANCE

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 31, 2021 which was 2,301,968 shares of common stock issued and outstanding that is held by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2021, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

———————

(1)

The percentage of beneficial ownership of Common Stock is based on 2,301,968 shares of Common Stock outstanding as of March 31, 2021 and includes all shares of Common Stock issuable upon the exercise of outstanding options, warrants or conversion of preferred shares to purchase Common Stock.

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

In 2005 we adopted the 2005 Stock and Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors and others who contribute materially to our success and profitability. The grants recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. The 2005 Plan also assists us and our subsidiaries in attracting and retaining key employees and Directors. The 2005 Plan is administered by the Board of Directors. The Board of Directors has the exclusive power to select the participants in the 2005 Plan, to establish the terms of the stock and options granted to each participant, provided that all options granted shall be granted at an exercise price equal to at least 85% of the fair market value of the common stock covered by the option on the grant date and to make all determinations necessary or advisable under the 2005 Plan. The maximum aggregate number of shares of common stock that may be granted or optioned and sold under the Plan is 150,000 shares. As of December 31, 2020, 150,000 shares of common stock have been granted pursuant to the 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2020 and 2019, the Company engaged in related party transactions as follows:

Accrued liabilities to related parties:

As of December 31, 2020, and 2019, $970,093 and $849,149, respectively, are payable by us to Logicquest Technology Limited in regards to expenses that were paid on our behalf by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong.

Equity Related:

As of December 31, 2020, the Company has outstanding: (i) 2,301,968 shares of common stock and, (ii) preferred stock that are convertible into 72,500 shares of common stock, resulting in on a fully diluted basis, 2,374,468 shares of common stock. The Company has 200,000,000 shares of common stock authorized by our Articles of Incorporation.

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

Item 14. Principal Accountant Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, our Board of Directors selected as our independent accountant the CPA firm of MaloneBailey, LLP ("MB") of Houston, Texas. MB audited our financial statements for the years ended December 31, 2020 and 2019.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2020 and 2019 were as follows:

2020	2019
$18,000	$17,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2020 and 2019 were as follows:

2020	2019
$—	$—

3. ALL OTHER FEES.

2020	2019
$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/ Period End Date	File Number

3.2	Certificate of Designation of Series C Preferred Stock		8-K	4.1	July 3, 2007	000-22711
3.3	Certificate of Designation of Series D Preferred Stock		8-K	4.1	May 26, 2010	000-22711
4.1*	Description of Securities of the Registrant	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICQUEST TECHNOLOGY, INC.

March 31, 2021	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Chief Financial Officer and Principal Accounting Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2021	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Chief Financial Officer and Principal Accounting Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/ Period End Date	File Number

3.2	Certificate of Designation of Series C Preferred Stock		8-K	4.1	July 3, 2007	000-22711
3.3	Certificate of Designation of Series D Preferred Stock		8-K	4.1	May 26, 2010	000-22711
4.1*	Description of Securities of the Registrant	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.