Form 10-Q
period 2021-06-30
Logicquest Technology, Inc.
filed 2021-08-05
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 4, 2021, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$557	$1,139
Total current assets	557	1,139
Total assets	$557	$1,139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$3,952,688	$3,802,597
Due to related party	1,016,408	970,093
Note payable	1,337,600	1,337,600
Total current liabilities	6,306,696	6,110,290

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C Convertible Non-Redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2021)	—	—
Series D Convertible Non-Redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2021)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(28,796,378)	(28,599,390)
Total stockholders' deficit	(6,306,139)	(6,109,151)
Total liabilities and stockholders' deficit	$557	$1,139

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses
Selling, general and administrative expenses	$19,626	$21,008	$37,493	$39,415
Loss from operations	(19,626)	(21,008)	(37,493)	(39,415)

Interest expense	(80,023)	(80,022)	(159,495)	(160,045)

Net loss	$(99,649)	$(101,030)	$(196,988)	$(199,460)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.09)

Basic and diluted weighted average shares outstanding	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,696,729)	$(6,206,490)
Net loss		—		—		—	—	(99,649)	(99,649)
Balance at June 30, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,796,378)	$(6,306,139)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,599,390)	$(6,109,151)
Net loss		—		—		—	—	(196,988)	(196,988)
Balance at June 30, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,796,378)	$(6,306,139)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,288,181)	$(5,797,942)
Net loss		—		—		—	—	(101,030)	(101,030)
Balance at June 30, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,389,211)	$(5,898,972)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2019	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,189,751)	$(5,699,512)
Net loss		—		—		—	—	(199,460)	(199,460)
Balance at June 30, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,389,211)	$(5,898,972)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

UNAUDITED

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(196,988)	$(199,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	582
Accrued liabilities	196,406	199,460
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$46,315	$79,664

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2021, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	At June 30, 2021	At December 31, 2020
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$1,016,408	$970,093

 During the six months ended June 30, 2021, Logicquest Technology Limited paid operating expenses of $46,315 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

Results of Operations

Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

We had a net loss of $99,649 for the three months ended June 30, 2021, which was $1,381 less than the net loss of $101,030 for the three months ended June 30, 2020. The change in our results over the two periods is a result of an decrease in Selling, general and administrative expenses.

We had a net loss of $196,988 for the six months ended June 30, 2021, which was $2,472 less than the net loss of $199,460 for the six months ended June 30, 2020. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase and decrease for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Increase/ (Decrease) 2021 from 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Decrease 2021 from 2020
Revenue	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	19,626	21,008	(1,382)	37,493	39,415	(1,922)
Loss from operations	(19,626)	(21,008)	(1,382)	(37,493)	(39,415)	(1,922)
Interest expense	(80,023)	(80,022)	1	(159,495)	(160,045)	(550)
Net loss	$(99,649)	$(101,030)	$(1,381)	$(196,988)	$(199,460)	$(2,472)

Revenue

We have not earned any revenues during the quarter of June 30, 2021 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2021, we had no cash or cash equivalents, current liabilities of $6,306,696 and a stockholders’ deficit of $6,306,139.

Working Capital

	At June 30, 2021	At December 31, 2020
Current assets	$557	$1,139
Current liabilities	6,306,696	6,110,290
Working capital	$(6,306,139)	$(6,109,151)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30,		2021 from
	2021	2020	2020
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 and 2020 was nil.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 and 2020 was nil.

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2021 and 2020, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2021	2020
Net loss	$(196,988)	$(199,460)
Negative working capital	(6,306,139)	(5,898,972)
Stockholders’ deficit	(6,306,139)	(5,898,972)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2020, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 5, 2021	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

