Form 10-Q
period 2022-03-31
Logicquest Technology, Inc.
filed 2022-05-17
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 17, 2022, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$1,490
Total current assets	510	1,490
Total assets	$510	$1,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$4,201,734	$4,126,002
Due to related party	1,072,764	1,050,079
Note payable	1,337,600	1,337,600
Total current liabilities	6,612,098	6,513,681

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C convertible non-redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2022)	—	—
Series D convertible non-redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2022)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,302	2,302
Additional paid-in capital	22,487,937	22,487,937
Accumulated deficit	(29,101,827)	(29,002,430)
Total stockholders' deficit	(6,611,588)	(6,512,191)
Total liabilities and stockholders' deficit	$510	$1,490

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UNAUDITED

	Three Months Ended
	March 31,
	2022	2021

Operating expenses
Selling, general and administrative expenses	$19,924		$17,867
Loss from operations	(19,924)		(17,867)

Interest expense	(79,473)		(79,472)

Net loss	$(99,397)		$(97,339)

Net loss per share		$
Basic	$(0.04)		$(0.04)
Diluted	$(0.04)		$(0.04)

Weighted average shares outstanding
Basic	2,301,968		2,301,968
Diluted	2,301,968		2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	—	—	—	—	—	—	—	(99,397)	(99,397)
Balance at March 31, 2022	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(29,101,827)	$(6,611,588)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,599,390)	$(6,109,151)
Net loss	—	—	—	—	—	—	—	(97,339)	(97,339)
Balance at March 31, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,696,729)	$(6,206,490)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UNAUDITED

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,397)	$(97,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	980	244
Accrued liabilities	98,417	97,095
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Operating expenses directly paid by related party	$22,685	$22,916

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

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2022, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party. Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO RELATED PARTY

The due to related party is summarized below:

	At March 31, 2021	At December 31, 2021
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$1,072,764	$1,050,079

During the three months ended March 31, 2022, Logicquest Technology Limited paid operating expenses of $22,685 on behalf of the Company. The amount of due to related party is unsecured, does not bear interest and is due on demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Name

3.1	Articles of incorporation (incorporated by reference to Form SB-2 filed June 3, 2005 as Exhibit 3.1).
3.2	Bylaws (incorporated by reference to Form SB-2 filed June 3, 2005 as Exhibit 3.2).
10.1	Memorandum of Understanding between our company and Logicquest dated March 31, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 7, 2016 as Exhibit 10.1).
31.1	CERTIFICATION REQUIRED BY RULE 13a - 14(a) OR RULE 15d - 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Logicquest Technology, Inc.

Date: May 17, 2022	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

