Form 10-Q/A
period 2022-03-31
Logicquest Technology, Inc.
filed 2022-05-17
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

We had a net loss of $99,397 for the three months period ended March 31, 2022, which was $2,058 more than the net loss of $97,339 for the three months period ended March 31, 2021. The change in our results over the two periods is a result of a decrease in Selling, general and administrative expenses.

The following table summarizes key items of comparison and their related increase for the three months periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Increase 2022 from 2021
Revenue	$—	$—	$—
Selling, general and administrative expenses	19,924	17,867	2,057
Loss from operations	(19,924)	(17,867)	(2,057)
Interest expense	(79,473)	(79,472)	(1)
Net loss	$(99,397)	$(97,339)	$(2,058)

Revenue

We have not earned any revenues during the quarter of March 31, 2022 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of March 31, 2022, we had no cash or cash equivalents, current liabilities of $6,612,098 and a stockholders’ deficit of $6,611,588.

Working Capital

	At March 31, 2022	At December 31, 2021
Current assets	$510	$1,490
Current liabilities	6,612,098	6,513,681
Working capital	$(6,611,588)	$(6,512,191)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Three Months Ended		(Decrease)
	March 31,		2022 from
	2022	2021	2021
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 and 2021 was nil.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 and 2021 was nil.

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

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations.  Our independent registered public accounting firm issued a going concern qualification in its report dated March 31, 2022 (included in our annual report on Form 10-K for the year ended December 31, 2021), which raises substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2022 and the year ended December 31, 2021, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the three months ended March 31, 2022 and 2021, we experienced negative financial results as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(99,397)	$(97,339)
Negative working capital	(6,611,588)	(6,206,490)
Stockholders’ deficit	(6,611,588)	(6,206,490)

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2021, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

