Form 10-Q
period 2022-06-30
Logicquest Technology, Inc.
filed 2022-08-22
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 22, 2022, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Prepaid expenses and other current assets	$510	$1,490
Total current assets	510	1,490
Total assets	$510	$1,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$12,541	$4,126,002
Due to a related party	1,096,043	1,050,079
Note payable	—	1,337,600
Total current liabilities	1,108,584	6,513,681

Stockholders' deficit:
Undesignated preferred stock, $.001 par value, 9,999,942 shares authorized, none issued and outstanding	—	—
Series C convertible non-redeemable preferred stock, $.001 par value, 48 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2022)	—	—
Series D convertible non-redeemable preferred stock, $.001 par value, 10 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2022)	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,301,968 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,302	2,302
Additional paid-in capital	28,065,874	22,487,937
Accumulated deficit	(29,176,250)	(29,002,430)
Total stockholders' deficit	(1,108,074)	(6,512,191)
Total liabilities and stockholders' deficit	$510	$1,490

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2022	2021	2022	2021

Operating expenses
Selling, general and administrative expenses	$20,892	$19,626	$40,816	$37,493
Loss from operations	(20,892)	(19,626)	(40,816)	(37,493)

Interest expense	(53,531)	(80,023)	(133,004)	(159,495)

Net loss	$(74,423)	$(99,649)	$(173,820)	$(196,988)

Net loss per share
Basic	$(0.03)	$(0.04)	$(0.08)	$(0.09)
Diluted	$(0.03)	$(0.04)	$(0.08)	$(0.09)

Weighted average shares outstanding
Basic	2,301,968	2,301,968	2,301,968	2,301,968
Diluted	2,301,968	2,301,968	2,301,968	2,301,968

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2022	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(29,101,827)	$(6,611,588)
Net Loss	—	—	—	—	—	—	—	(74,423)	(74,423)
Settlement of liabilities with a related party	—	—	—	—	—	—	5,577,937	—	5,577,937
Balance at June 30, 2022	2,301,968	$2,302	48	$—	10	$—	$28,065,874	$(29,176,250)	$(1,108,074)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(29,002,430)	$(6,512,191)
Net Loss	—	—	—	—	—	—	—	(173,820)	(173,820)
Settlement of liabilities with a related party	—	—	—	—	—	—	5,577,937	—	5,577,937
Balance at June 30, 2022	2,301,968	$2,302	48	$—	10	$—	$28,065,874	$(29,176,250)	$(1,108,074)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

UNAUDITED

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,696,729)	$(6,206,490)
Net loss	—	—	—	—	—	—	—	(99,649)	(99,649)
Balance at June 30, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,796,378)	$(6,306,139)

			PREFERRED STOCK				ADDITIONAL
	COMMON STOCK		SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2020	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,599,390)	$(6,109,151)
Net loss	—	—	—	—	—	—	—	(196,988)	(196,988)
Balance at June 30, 2021	2,301,968	$2,302	48	$—	10	$—	$22,487,937	$(28,796,378)	$(6,306,139)

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

UNAUDITED

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(173,820)	$(196,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	980	582
Accrued liabilities	172,840	196,406
Net cash used in operating activities	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions:
Assignment of third-party liabilities to a related party	$5,577,937	$—
Settlement of liabilities with a related party	$5,577,937	$—
Operating expenses directly paid by a related party	$45,964	$46,315

See accompanying notes to unaudited financial statements

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Logicquest Technology, Inc. (“we”, “our”, “Logicquest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2021 as reported in the Form 10-K have been omitted.

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2022, Logicquest has been unable to generate cash flows sufficient to support its operations and has been dependent on debt raised from a related party. In addition to negative cash flow from operations, Logicquest has experienced recurring net losses, and has a negative working capital and stockholders’ deficit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Logicquest is unable to continue as a going concern.

3. DUE TO A RELATED PARTY

The due to a related party is summarized below:

	At June 30, 2022	At December 31, 2021
Expenses paid by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Cheng Yew Siong, on behalf of the Company	$1,096,043	$1,050,079

During the six months ended June 30, 2022, Logicquest Technology Limited paid operating expenses of $45,964 on behalf of the Company. The amount of due to a related party is unsecured, does not bear interest and is due on demand.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Liabilities assigned to Logicquest Technology Limited on June 26, 2022	$5,577,937	$—
Liabilities settled with Logicquest Technology Limited on June 29, 2022	$(5,577,937)	$—

In June 2022, Tang Chuan Choon signed an agreement with Logicquest Technology Limited, pursuant to which Tang Chuan Choon assigned his receivable from the Company, included in the Company’s balance sheet as note payable and accrued liabilities balances, in the aggregate amount of $5,577,937, to Logicquest Technology Limited, who then signed an agreement with the Company and settled the balances for $1. The transaction was closed as of June 30, 2022. The settlement was account for as a transaction under common control and the difference between amount paid and amount settled was recorded in equity.

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

Our Current Operation

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

Results of Operations

Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

We had a net loss of $74,423 for the three months ended June 30, 2022, which was $25,226 less than the net loss of $99,649 for the three months ended June 30, 2021. The change in our results over the two periods is a result of a decrease in interest expenses.

We had a net loss of $173,820 for the six months ended June 30, 2022, which was $23,168 less than the net loss of $196,988 for the six months ended June 30, 2021. The change in our results over the two periods is a result of a decrease in interest expenses.

The following table summarizes key items of comparison and their related increase and decrease for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Increase/(Decrease) 2022 from 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Increase/(Decrease) 2022 from 2021
Selling, general and administrative expenses	20,892	19,626	1,266	40,816	37,493	3,323
Loss from operations	(20,892)	(19,626)	1,266	(40,816)	(37,493)	3,323
Interest expense	(53,531)	(80,023)	(26,492)	(133,004)	(159,495)	(26,491)
Net Loss	$(74,423)	$(99,649)	$(25,226)	$(173,820)	$(196,988)	$(23,168)

Revenue

We have not earned any revenues during the quarter of June 30, 2022 and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash or cash equivalents, current liabilities of $1,108,584 and a stockholders’ deficit of $1,108,074.

Working Capital

	At June 30, 2022	At December 31, 2021
Current assets	$510	$1,490
Current liabilities	1,108,584	6,513,681
Working capital	$(1,108,074)	$(6,512,191)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

Increase
	Six Months Ended		(Decrease)
	June 30,		2022 from
	2022	2021	2021
Net cash used in operating activities	$—	$—	$—
Net cash provided by financing activities	—	—	—
Net decrease in cash during period	$—	$—	$—
Cash balance at end of period	—	—

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 and 2021 was nil.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2022 and 2021 was nil.

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

We believe that the following critical accounting policies affect our more significant judgments used in the preparation of our financial statements.

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

Going Concern

We remain dependent on outside sources of funding for the continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in its report dated April 15, 2022 (included in our annual report on Form 10-K for the year ended December 31, 2021), which raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2022 and the year ended December 31, 2021, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party.

During the six months ended June 30, 2022 and 2021, we experienced negative financial results as follows:

	Six Months Ended June 30,
	2022	2021
Net loss	$(173,820)	$(196,988)
Negative working capital	(1,108,074)	(6,306,139)
Stockholders’ deficit	(1,108,074)	(6,306,139)

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logicquest Technology, Inc.

Date: August 22, 2022	By:	/s/ Cheng Yew Siong
Cheng Yew Siong
Director, Chief Financial Officer and Principal Accounting Officer

