Form 10-Q
period 2023-03-31
Logicquest Technology, Inc.
filed 2023-05-22
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22711

LOGICQUEST TECHNOLOGY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

76-0640970
(IRS EMPLOYEE IDENTIFICATION NO.)

5 Independence Way, Suite 300, Princeton, NJ 08540
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(609) 514-5136
(ISSUER TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

On March 31, 2023, the registrant had outstanding 2,301,968 shares of Common Stock, $0.001 par value per share.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Prepaid expenses and other current assets	$511	$511
Total current assets	511	511
Total assets	$511	$511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$54,928	$28,962
Total current liabilities	54,928	28,962

Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2023)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2023)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,301,968 and 2,301,968 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	100,302	2,302
Additional paid-in capital	29,350,427	29,198,773
Accumulated deficit	(29,505,146)	(29,229,526)
Total stockholders’ deficit	(54,417)	(28,451)
Total liabilities and stockholders’ deficit	$511	$511

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022

Operating expenses
General and administrative expenses	$25,966	$19,924
Stock compensation expense	249,654	-
Loss from operations	(275,620)	(19,924)

Interest expense	-	(79,473)

Net loss	$(275,620)	$(99,397)

Net loss per share – basic and diluted	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	40,581,181	2,301,968

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss	-	-	-	-	-	-	-	(275,620)	(275,620)
Issue of Common Stock	98,000,000	98,000	-	-	-	-	151,654	-	249,654
Balance at March 31, 2023	100,301,968	$100,302	48	$-	10	$-	$29,350,427	$(29,505,146)	$(54,417)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	-	-	-	-	-	-	-	(99,397)	(99,397)
Balance at March 31, 2022	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,101,827)	$(6,611,588)

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
Cash flows from operating activities:
Net loss	$(275,620)	$(99,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	249,654	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	980
Accrued liabilities	25,966	98,417
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Operating expenses directly paid by a related party	$-	$22,685

The accompanying notes are an integral part of these financial statements.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Logicquest Technology, Inc. (“we”, “our”, the “Company” or “Logicquest”) is a Nevada Corporation that previously consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value-added provider until it ceased operations effective June 30, 2014.

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

Following is a summary of the Company’s significant accounting policies:

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Logicquest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the three months ended March 31, 2023 and 2022. Accordingly, basic and diluted losses per share were identical for the three months ended March 31, 2023 and 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2023	2022
Net loss for the three months ended March 31, 2023 and 2022	$(275,620)	$(99,397)
Negative working capital as of March 31, 2023 and December 31, 2022	(54,417)	(28,451)
Stockholders’ deficit as of March 31, 2023 and December 31, 2022	(54,417)	(28,451)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	March 31, 2023	December 31, 2022
Accrued general and administrative expenses	$54,928	$28,962
Accrued liabilities	$54,928	$28,962

As of March 31, 2023 and December 31, 2022, accrued liabilities was mainly consists of unpaid professional fee.

4. INCOME TAXES

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

The composition of deferred tax assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets
Benefit from carryforward of net operating loss	$2,334,641	$2,333,496
Less valuation allowance	(2,334,641)	(2,333,496)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2023 and 2022, is attributable to the valuation allowance.

At March 31, 2022, for federal income tax reporting purposes, the Company has $9,134,775 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,029,044 that will carryforward indefinitely.

5. SHAREHOLDERS’ EQUITY

On February 24, 2023, the Board of Directors agreed to issue 98,000,000 shares of the Company’s to Ang Woon Han (the major shareholder and senior officer of the Company) to serve as the Company’s director. The fair value of the shares issued to Ang Woon Han was $249,654.

6. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $200. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

7. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent event that needs to be disclosed:

Effective on April 7, 2023, the selling shareholder of the Company, who owns 97.7% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000.

After giving effect to the purchases, RYVYL, Inc. became the major and controlling shareholder of the Company.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). All references to “common shares” refer to the common shares in our capital stock.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Logicquest” mean Logicquest Technology, Inc., unless otherwise indicated.

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

We are a Nevada corporation that previously operated as a broadband network service provider, providing internet connectivity to corporate clients on a subscription basis. During May 2014 our board of directors authorized an orderly wind-down of our Company’s internet connectivity business which ceased effective June 30, 2014.

We are currently a company with no operations. To sustain our company’s operation, our board is currently seeking investment opportunities. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a business opportunity, or whether the opportunity’s operations will be profitable. If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail.

Effective on April 7, 2023, the selling shareholder of our Company, who owns 97.7% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. became the major and controlling shareholder of the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

We had a net loss of $275,620 for the three months ended March 31, 2023, which was $176,223 more than the net loss of $99,397 for the three months ended March 31, 2022. The increase in our net loss was mainly due to the increase in stock compensation expense and professional fee which was partly offset by a decrease in interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related decrease for the three months ended March 31, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$—	$—	$—
Stock compensation expense	249,654	—	249,654
General and administrative expenses	25,966	19,924	6,042
Loss from operations	(275,620)	(19,924)	255,696
Interest expense	—	(79,473)	(79,473)
Net loss	$(275,620)	$(99,397)	$(176,223)

Revenue

We did not earn any revenues during the three months ended March 31, 2023 or 2022.

Operating expenses

We had $25,966 general and administrative expenses for the three months ended March 31, 2023, an increase of $6,042 from $19,924 general and administrative expenses for the three months ended March 31, 2022, the increase was mainly due to increased professional fees of $ 6,042. For the three months ended March 31, 2023, the Company had stock compensation expense of $249,654 paid to the Company’s director.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our cash and cash equivalents were $0; total current liabilities were $54,928 and total stockholders’ deficit was $54,417.

Working Capital

	At March 31, 2023	At December 31, 2022
Current assets	$511	$511
Current liabilities	54,928	28,962
Working capital deficit	$(54,417)	$(28,451)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2023	2022	2023 from 2022
Net cash provided by (used in) operating activities	$—	$—	$—
Net cash provided by (used in) investing activities
Net cash provided by (used in) financing activities	—	—	—
Net increase (decrease) in cash	$—	$—	$—
Cash balance at end of period	$—	$—	$—

We did not generate any revenues nor have any cash activities during the three months ended March 31, 2023 and 2022; however, we accrued professional fees of $ 25,966 and stock compensation expense of $249,654 during the three months ended March 31, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. See Note 1 of the Notes to Financial Statements included in this quarterly report for a summary of significant accounting policies and the effect on our financial statements.

GOING CONCERN

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report contained herein regarding substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 222, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2023	2022
Net loss for the three months ended March 31, 2023 and 2022	$(275,620)	$(99,397)
Negative working capital as of March 31, 2023 and December 31, 2022	(54,417)	(28,451)
Stockholders’ deficit as of March 31, 2023 and December 31, 2022	(54,417)	(28,451)

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

These steps have provided us with the cash flows to continue our business, but have not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include:

●	Raising capital through additional sale of our common stock and/or debt securities.
●	Reducing cash operating expenses to levels that are in line with current revenues.

These alternatives could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

●	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.
●	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

The Company’s Chief Executive, Yin Yan, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, who until such time the Company hires a Chief Financial Officer/Treasurer will be serving as our principal accounting officer, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2023, our ICFR was not effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its ICFR will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2023, the Company issued 98,000,000 shares of its common stock to Ang Woon Han as compensation under an Employment Agreement for Director between the Company and Mr. Han dated February 24, 2023. The shares were issued in consideration of past services rendered by Mr. Han as a Director of the Company and for future services. Mr. Han paid no cash consideration for the shares. The Company relied on Section 4(a)(2) of the Securities Act as an available exemption to registration, and the shares were issued as restricted securities under Rule 144 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 17, 2023, in a private transaction consented to by the Company, Ang Woon Han sold 99,457,724 shares of restricted common stock to RYVYL, Inc., a California corporation (NASDAQ:RVYL), along with 48 shares of Series C Convertible Non-Redeemable Preferred Stock (“Series C”) and 10 shares of Series D Convertible Non-Redeemable Preferred Stock (“Series D”), for $225,000 resulting in the change in control of the Company. The Company is holding in escrow, however, 1,457,724 shares of the common stock sold, and $50,000 of the purchase price, pending a lost certificate replacement, which the Company expects to close in the second quarter. The Series C converts into 1,250 shares of common stock, and each share votes at the equivalence of 18,750 per share, and Series D converts into 1,250 shares of common stock, and each share votes at the equivalence of 187,500 shares of common stock. As a result of this transaction, RYVL holds title to 97.7% of the Company’s common stock, and all issued and outstanding shares of preferred stock in the Company. The source of the funds used for the purchase was general operating revenue of RYVL. There are no arrangements or understandings between RYVL and Mr. Han, or their respective associates, with respect to election of directors or other matters.

As a result of the above-referenced transaction, Cheng Yew Siong resigned as Director, Chief Financial Officer and Principal Accounting Officer, and Ang Woon Han resigned as Director effective April 7, 2023. In turn, RVYL voted its shares to appoint Ben Errez, as Chairman of the Board of Directors, and Ezra Laniado and Genevieve Baer, both of whom are deemed independent under Rule 5605(a)(2) of the Nasdaq Capital Markets, as directors. In turn, the Board appointed Errez as President and Chief Executive Officer, and Jasmine Farrington as Secretary. Farrington has no policy-making authority as Secretary. The Board has yet elected a Chief Financial Officer but intends on doing so within the second quarter of 2023. Until such time, Errez shall be serving as principal financial and accounting officer.

Business Experience of Directors and Executive Officer

Ben Errez, age 62, is our Chairman of the Board, and President and Chief Executive Officer (and principal accounting officer). He has acted as Chairman of the Board of Directors, Executive Vice President, Principal Financial Officer and Principal Accounting Officer for RVYL since July 2017. Since 2017, Errez has been a principal of the GreenBox Business. From August 2004 until August 2015, Errez formed the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy. From January 1991 to August 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit (“SDK”) in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format (“RTF”) file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium (“W3C”). He received his Bachelor Degree in Mathematics and Computer Science from the Hebrew University.

Ezra Laniado, age 39, is a director. He has served as a Director for RYVL since February 2021 and has, since 2018, been Executive Director of the San Diego chapter of Friends of Israel Defence Forces and, since 2017, been Regional Director of the San Diego chapter of the Israeli-American Council, two American charitable organizations providing support and funds for Israel and the Israeli community in America. In such capacity, Laniado has raised over $5 million in donations and managed over 30 volunteers. From 2014 to 2017, Laniado was Co-Founder and Business Director of Shonglulu Group, a fashion brand. As Business Director, Laniado raised capital, coordinated the company’s marketing strategy, and implemented its business plan. Prior to 2014, Laniado was an attorney in Israel for 4 years. Laniado received a B.A. and an L.L.B. from the Interdisciplinary Center Herzliya.

Genevieve Baer, age 45, is a director. She has served as a Director for RVYL since February 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Baer also worked at US Bancorp Piper Jaffray for 9 years as a Vice President working on equity and debt real estate financings. Baer earned a B.S. in chemistry from the University of Utah.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

LOGICQUEST TECHNOLOGY, INC.

/s/ Ben Errez
By: Ben Errez
Its: Director, Chief Executive Officer, and
Principal Accounting Officer

Date: May 22, 2023