Form 10-Q/A
period 2023-03-31
Logicquest Technology, Inc.
filed 2023-06-05
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

On June 5, 2023, the registrant had outstanding 100,301,968 shares of Common Stock, $0.001 par value per share.

EXPLANATORY NOTE

On May 22, 2023, the Company filed its Quarterly Report on Form 10-Q for the first quarter of 2023 without the knowledge of the Company’s independent auditor, MaloneBailey, LLP, and MaloneBailey, LLP did not perform a review on the Company’s unaudited interim financial information for the quarter ended March 31, 2023, which was included in the Form 10-Q.

On May 24, 2023, the Board of Directors and the management of the Company concluded that the Form 10-Q should no longer be relied upon due to the following errors: 1) an understatement of general and administrative expenses of $28,558; 2) accounting estimates for valuing the stock-based compensation which resulted in an overstatement of general and administrative expenses of $27,952; 3) reclassification of due to related party of $39,423. This Form 10-Q/A is filed to restate these errors.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

LOGICQUEST TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited) (Restated)
ASSETS
Current assets:
Prepaid expenses and other current assets	$511	$511
Total current assets	511	511
Total assets	$511	$511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$44,063	$28,962
Due to related party	39,423	-
Total current liabilities	83,486	28,962

Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2023)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2023)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,301,968 and 2,301,968 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	100,302	2,302
Additional paid-in capital	29,322,475	29,198,773
Accumulated deficit	(29,505,752)	(29,229,526)
Total stockholders’ deficit	(82,975)	(28,451)
Total liabilities and stockholders’ deficit	$511	$511

The accompanying notes are an integral part of these unaudited financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023 (Restated)	2022
Operating expenses
General and administrative expenses	$54,524	$19,924
Stock-based compensation expense	221,702	-
Loss from operations	(276,226)	(19,924)

Interest expense	-	(79,473)

Net loss	$(276,226)	$(99,397)

Net loss per share – basic and diluted	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	40,581,181	2,301,968

The accompanying notes are an integral part of these unaudited financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss	-	-	-	-	-	-	-	(276,226)	(276,226)
Stock-based compensation	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at March 31, 2023 (Restated)	100,301,968	$100,302	48	$-	10	$-	$29,322,475	$(29,505,752)	$(82,975)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	-	-	-	-	-	-	-	(99,397)	(99,397)
Balance at March 31, 2022	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,101,827)	$(6,611,588)

The accompanying notes are an integral part of these unaudited financial statements.

LOGICQUEST TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023 (Restated)	2022
Cash flows from operating activities:
Net loss	$(276,226)	$(99,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	221,702	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	980
Accrued liabilities	54,524	98,417
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Operating expenses directly paid by a related party	$39,423	$22,685

The accompanying notes are an integral part of these unaudited financial statements.

LOGICQUEST TECHNOLOGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

STOCK BASED COMPENSATION

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

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

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2023 (Restated)	2022
Net loss for the three months ended March 31, 2023 and 2022	$(276,226)	$(99,397)
Negative working capital as of March 31, 2023 and December 31, 2022	(82,975)	(28,451)
Stockholders’ deficit as of March 31, 2023 and December 31, 2022	(82,975)	(28,451)

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

3. ACCRUED LIABILITIES

The accrued liabilities are summarized below:

	March 31, 2023 (Restated)	December 31, 2022
Accrued general and administrative expenses	$44,063	$28,962
Accrued liabilities	$44,063	$28,962

As of March 31, 2023 and December 31, 2022, accrued liabilities was mainly consists of unpaid professional fee such as legal and audit fee.

4. DUE TO RELATED PARTY

During the three months ended March 31, 2023 and 2022, Logicquest Technology Limited, a company controlled by the Company’s former Chief Financial Officer, Cheng Yew Siong paid operating expenses of $39,423 and $22,685 on behalf of the Company, respectively. As of March 31, 2023 and December 31, 2022, the Company has due to related party of $39,423 and $0 from Logicquest Technology Limited. The amount of due to related party is unsecured, does not bear interest and is due on demand.

5. INCOME TAXES

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

The composition of deferred tax assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023 (Restated)	December 31, 2022
Deferred tax assets
Benefit from carryforward of net operating loss	$2,344,946	$2,333,496
Less valuation allowance	(2,344,946)	(2,333,496)
Net deferred tax asset	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2023 and 2022, is attributable to the valuation allowance.

At March 31, 2023, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,057,602 that will carryforward indefinitely.

6. SHAREHOLDERS’ EQUITY

On February 24, 2023, the Board of Directors agreed to issue 98,000,000 shares of the Company’s to Ang Woon Han (the major shareholder of the Company) to serve as the Company’s director. The fair value of the shares issued to Ang Woon Han was $221,702, which was fully recognized as stock-based compensation expense during the three months ended March 31, 2023.

7. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $200. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

8. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent event that needs to be disclosed:

Effective on April 7, 2023, the selling shareholder of the Company, who owns 99.16% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000.

After giving effect to the purchases, RYVYL, Inc. became the major and controlling shareholder of the Company.

9. RESTATEMENT

On May 22, 2023, the Company filed its Quarterly Report on Form 10-Q for the first quarter of 2023 without the knowledge or review of the Company’s independent auditor, MaloneBailey, LLP. The Company identified the following errors in the Form 10-Q originally filed: 1) an understatement of general and administrative expenses of $28,558; 2) accounting estimates for valuing the stock-based compensation which resulted in an overstatement of general and administrative expenses of $27,952; 3) reclassification of due to related party of $39,423.

The following table presents the effects of the restatement on the accompanying balance sheet at March 31, 2023:

	As of March 31, 2023
	As Previously Reported	Restatement Adjustments	Restatement References	As Restated
Current assets
Prepaid expense and other current assets	$511	$-		$511
Total current assets	511	-		511
Total assets	$511	$-		$511

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$54,928	$(10,865)	(A) (B)	$44,063
Due to related party	-	39,423	(B)	39,423
Total current liabilities	54,928	28,558		83,486

Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-		-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at March 31, 2023; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2023)	-	-		-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at March 31, 2023; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2023)	-	-		-
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,301,968 shares issued and outstanding at March 31, 2023	100,302	-		100,302
Additional paid-in capital	29,350,472	(27,952)	(C)	29,322,475
Accumulated deficit	(29,505,146)	(606)	(A) (C)	(29,505,752)
Total stockholders’ deficit	(54,417)	(28,558)		(82,975)
Total liabilities and stockholders’ deficit	$511	$-		$511

The following table presents the effects of the restatement on the accompanying statement of operation for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Adjustments	Restatement References	As Restated
Operating expenses
Stock-based compensation expense	249,654	(27,952)	(C)	221,702
General and administrative expenses	25,966	28,558	(A)	54,524
Loss from operations	(275,620)	(606)		(276,226)

Interest expense	-	-		-

Net loss	$(275,620)	$(606)		$(276,226)

Net loss per share – basic and diluted	$(0.01)			$(0.01)

Basic and diluted weighted average shares outstanding	40,581,181			40,581,181

The following table presents the effects of the restatement on the accompanying statement of changes in stockholders’ equity for the three months ended March 31, 2023:

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at March 31, 2023 (As Previously Reported)	100,301,968	$100,302	48	$-	10	$	$29,350,427	$(29,505,146)	$(54,417)
Restatement adjustments	-						(27,952)	(606)	(28,558)
Balance at March 31, 2023 (As Restated)	100,301,968	$100,302	48	$-	10	$	$29,322,475	$(29,505,752)	$(82,975)

The following table presents the effects of the restatement on the accompanying statement of cash flows for the three months ended March 31, 2023:

	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(275,620)	$(606)	$(276,226)
Stock-based compensation	249,654	(27,952)	221,702
Accrued liabilities	25,966	28,558	54,524

Non-cash transactions:
Operating expenses directly paid by a related party	$-	$39,423	$39,423

(A)	To record professional fee of $28,558.

(B)	To present professional fee paid by a related party of $39,423 as due to related party.

(C)	To correct over-recorded stock-based compensation expense by $27,952.

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

Effective on April 7, 2023, the selling shareholder of our Company, who owns 99.16% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. became the major and controlling shareholder of the Company.

As discussed in the Explanatory Note to this Form 10-Q/A and Note 9-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim financial statements for the three months ended March 31, 2023, due to the Company discovering that it made the following errors in the Form 10-Q originally filed: 1) an understatement of general and administrative expenses of $28,558; 2) accounting estimates for valuing the stock-based compensation which resulted in an overstatement of general and administrative expenses of $27,952; 3) reclassification of due to related party of $39,423. Refer to Note 9 - Restatement, for further discussion regarding the Restatement impacts. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated) which follows below has been corrected to reflect the impact of the restatement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

We had a net loss of $276,226 for the three months ended March 31, 2023, which was $176,829 more than the net loss of $99,397 for the three months ended March 31, 2022. The increase in our net loss was mainly due to the increase in stock-based compensation expense and professional fee which was partly offset by a decrease in interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2023 and 2022:

			Increase (Decrease)
	2023 (Restated)	2022	2023 from 2022
Revenue	$—	$—	$—
Stock-based compensation	221,702	—	221,702
General and administrative expenses	54,524	19,924	34,600
Loss from operations	(276,226)	(19,924)	256,302
Interest expense	—	(79,473)	(79,473)
Net loss	$(276,226)	$(99,397)	$176,829

Revenue

We did not earn any revenues during the three months ended March 31, 2023 or 2022.

Operating expenses

We had $54,524 general and administrative expenses for the three months ended March 31, 2023, an increase of $34,600 from $19,924 general and administrative expenses for the three months ended March 31, 2022, the increase was mainly due to increased professional fees of $34,600. For the three months ended March 31, 2023, the Company had stock-based compensation expense of $221,702 paid to the Company’s director.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our cash and cash equivalents were $0; total current liabilities were $83,486 and total stockholders’ deficit was $82,975.

Working Capital

	At March 31, 2023 (Restated)	At December 31, 2022
Current assets	$511	$511
Current liabilities	83,486	28,962
Working capital deficit	$(82,975)	$(28,451)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2023 (Restated)	2022	2023 from 2022
Net cash provided by (used in) operating activities	$—	$—	$—
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by (used in) financing activities	—	—	—
Net increase (decrease) in cash	$—	$—	$—
Cash balance at end of period	$—	$—	$—

We did not generate any revenues nor have any cash activities during the three months ended March 31, 2023 and 2022; however, we had professional fees of $54,524 and stock compensation expense of $221,702 during the three months ended March 31, 2023.

We did not have any investing activities during the three months ended March 31, 2023 and 2022.

We did not have any financing activities during the three months ended March 31, 2023 and 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. See Note 1 of the Notes to Financial Statements included in this quarterly report for a summary of significant accounting policies and the effect on our unaudited financial statements.

GOING CONCERN

During the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2023 (Restated)	2022
Net loss for the three months ended March 31, 2023 and 2022	$(276,226)	$(99,397)
Negative working capital as of March 31, 2023 and December 31, 2022	(82,975)	(28,451)
Stockholders’ deficit as of March 31, 2023 and December 31, 2022	(82,975)	(28,451)

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

Prior to April 7, 2023, our operations was primarily funded by Logicquest Technology Limited, a company controlled by the Company’s Chief Financial Officer, Mr. Cheng Yew Siong. Effective on April 7, 2023, the selling shareholder of the Company, who owns 99.16% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive, Ben Errez, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our principal accounting officer  has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, who until such time the Company hires a Chief Financial Officer/Treasurer will be serving as our principal accounting officer, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, to effectively address the U.S. GAAP accounting financial reporting, internal control, and other regulatory compliance requirements and lack of segregation of duties. Management believes that our lack of experience with U.S. GAAP and lack of segregation of duties constitutes material weaknesses in our internal control over financial reporting, which also resulted in the restatement contained in this Form 10-Q/A. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 17, 2023, in a private transaction consented to by the Company, Ang Woon Han sold 99,457,724 shares of restricted common stock to RYVYL, Inc., a Nevada  corporation (NASDAQ:RVYL), along with 48 shares of Series C Convertible Non-Redeemable Preferred Stock (“Series C”) and 10 shares of Series D Convertible Non-Redeemable Preferred Stock (“Series D”), for $225,000 resulting in the change in control of the Company. The Company is holding in escrow, however, 1,457,724 shares of the common stock sold, and $50,000 of the purchase price, pending a lost certificate replacement, which the Company expects to close in the second quarter. The Series C converts into 1,250 shares of common stock, and each share votes at the equivalence of 18,750 per share, and Series D converts into 1,250 shares of common stock, and each share votes at the equivalence of 187,500 shares of common stock. As a result of this transaction, RYVL holds title to 99.16% of the Company’s common stock, and all issued and outstanding shares of preferred stock in the Company. The source of the funds used for the purchase was general operating revenue of RYVL. There are no arrangements or understandings between RYVL and Mr. Han, or their respective associates, with respect to election of directors or other matters.

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

Date: June 5, 2023