Form 10-Q
period 2023-06-30
Coyni, Inc.
filed 2023-08-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22711

COYNI, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

76-0640970

(IRS EMPLOYEE IDENTIFICATION NO.)

3131 Camino Del Rio N, Suite 1400, San Diego, CA 92108
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(855) 201-1613

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

On August 14, 2023, the registrant had outstanding 100,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

COYNI, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Prepaid expenses and other current assets	$511	$511
Total current assets	511	511
Total assets	$511	$511

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,919	$-
Accrued liabilities and other payable	77,906	28,962
Total current liabilities	94,825	28,962

Stockholders' equity (deficit):
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at June 30, 2023)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at June 30, 2023)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,301,968 and 2,301,968 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	100,302	2,302
Additional paid-in capital	29,322,475	29,198,773
Accumulated deficit	(29,517,091)	(29,229,526)
Total stockholders' deficit	(94,314)	(28,451)
Total liabilities and stockholders' deficit	$511	$511

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022

Operating expenses
Stock Compensation expense	$221,702	$-	$-	$-
General and administrative expenses	65,863	40,816	11,339	20,892
Loss from operations	(287,565)	(40,816)	(11,339)	(20,892)

Non-operating income
Other Income	-	-	-	-
Interest expense	-	(133,004)	-	(53,531)
Total non-operating income, net	-	(133,004)	-	(53,531)

Net loss	$(287,565)	$(173,820)	$(11,339)	$(74,423)

Net loss per share – basic and diluted	$(0.00)	$(0.08)	$(0.00)	$(0.03)

Basic and diluted weighted average shares outstanding	69,449,206	2,301,968	100,301,968	2,301,968

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss	-	-	-	-	-	-	-	(276,226)	(276,226)
Stock Compensation expense	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at March 31, 2023	100,301,968	100,302	48	-	10	-	29,322,475	(29,505,752)	(82,975)
Net loss	-	-	-	-	-	-	-	(11,339)	(11,339)
Balance at June 30, 2023	100,301,968	$100,302	48	$-	10	$-	$29,322,475	$(29,517,091)	$(94,314)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	-	-	-	-	-	-	-	(99,397)	(99,397)
Balance at March 31, 2022	2,301,968	2,302	48	-	10	-	22,487,937	(29,101,827)	(6,611,588)
Net loss	-	-	-	-	-	-	-	(74,423)	(74,423)
Settlement of liabilities with a related party	-	-	-	-	-	-	5,577,937	-	5,577,937
Balance at June 30, 2022	2,301,968	$2,302	48	$-	10	$-	$28,065,874	$(29,176,250)	$(1,108,074)

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	2023	2022

Cash flows from operating activities:
Net loss	$(287,565)	$(173,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation expense	221,702	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	980
Accounts payable	16,919
Accrued liabilities and other payable	48,944	172,840
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Assignment of third-party liabilities to a related party	$-	$5,577,937
Settlement of liabilities with a related party	$-	$5,577,937
Operating expenses directly paid by a related party	$-	$45,964

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coyni, Inc. (“we”, “our”, the “Company” or “Coyni”) is a Nevada Corporation that previously consisted of the networking service (carrier/circuit) business. It provided internet connectivity to corporate clients on a subscription basis; essentially operating as a value-added provider until it ceased operations effective June 30, 2014.

The Company was originally incorporated as Solis Communications, Inc. on July 23, 2001. On March 19, 2015, the Company changed its name to Logicquest Technology, Inc. (“Logicquest”) from Bluegate Corporation. On June 23, 2023, the Company changed its name to Coyni, Inc. (“Coyni”).

The Company currently has no operations and the Company’s Board of Directors is currently seeking investment opportunities. Effective on April 7, 2023, the selling shareholder of our Company, who owned 99.16% equity ownership of the Company and also held a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. will become the major and controlling shareholder of the Company and the transaction has not consummated as of June 30, 2023.

Following is a summary of the Company’s significant accounting policies:

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Coyni’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our financial statements as of June 30, 2023 and December 31, 2022, and for the six and three months ended June 30, 2023 and 2022. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the six and three months ended June 30, 2023 and 2022. Accordingly, basic and diluted losses per share were identical for the six and three months ended June 30, 2023 and 2022.

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

2. GOING CONCERN CONSIDERATIONS

During the six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2023	2022
Net loss for the six months ended June 30, 2023 and 2022	$(287,565)	$(173,820)
Negative working capital as of June 30, 2023 and December 31, 2022	(94,314)	(28,451)
Stockholders’ deficit as of June 30, 2023 and December 31, 2022	(94,314)	(28,451)

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

3. ACCRUED LIABILITIES AND OTHER PAYABLE

The accrued liabilities are summarized below:

	June 30, 2023	December 31, 2022
Accrued general and administrative expenses	$38,483	$28,962
Other payable	39,423	-
Accrued liabilities and other payable	$77,906	$28,962

As of June 30, 2023 and December 31, 2022, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee and unpaid rent expense, other payable mainly consist of due to ex-shareholder.

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

The composition of deferred tax assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Deferred tax assets
Benefit from carryforward of net operating loss	$2,347,327	$2,333,496
Less valuation allowance	(2,347,327)	(2,333,496)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2023 and 2022, is attributable to the valuation allowance.

At June 30, 2023, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,068,941 that will carryforward indefinitely.

5. SHAREHOLDERS’ EQUITY

On February 24, 2023, the Board of Directors agreed to issue 98,000,000 shares of the Company’s to Ang Woon Han (the former major shareholder of the Company) to serve as the Company’s director. The fair value of the shares issued to Ang Woon Han was $221,702, which was fully recognized as stock-based compensation expense during the six months ended June 30, 2023.

6. COMMITMENTS AND CONTINGENCIES

On May 27, 2016, the Company entered into an agreement for the lease of a virtual office in Princeton, NJ for monthly rental of $200. The lease began on May 12, 2016 on monthly basis and can be cancelled at either party’s discretion with a three-month notice.

7. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event that needs to be disclosed.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Coyni” mean Coyni, Inc., unless otherwise indicated.

OVERVIEW

Our company was formed on July 23, 2001 when Solis Communications, Inc., a company incorporated in the State of Texas on February 26, 2001, completed the acquisition of Berens Industries, Inc., a company originally incorporated in the State of Nevada on January 9, 1985. On September 17, 2001, we changed our name to Crescent Communications Inc. d.b.a Crescent Broadband. On November 15, 2004, we changed our name to Bluegate Corporation. On March 19, 2015, we changed our name to Logicquest Technology, Inc. On June 23, 2023, the Company changed its name to Coyni, Inc. (“Coyni”).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

We had a net loss of $11,339 for the three months ended June 30, 2023 which was $63,084 less than the net loss of $74,423 for the six months ended June 30, 2022. The decrease in our net loss was mainly due to decreased professional fee, and decreased interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended June 30, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$-	$-	$-
Stock-based compensation	-	-	-
General and administrative expenses	11,339	20,892	(9,553)
Loss from operations	(11,339)	(20,892)	(9,553)
Interest expense	-	(53,531)	(53,531)
Net loss	$(11,339)	$(74,423)	$(63,084)

Revenue

We did not earn any revenues during the three months ended June 30, 2023 or 2022.

Operating expenses

We had $11,339 general and administrative expenses for the three months ended June 30, 2023, a decrease of $9,553 from $20,892 general and administrative expenses for the three months ended June 30, 2022, the decrease was mainly due to decreased professional fees of $9,553.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

We had a net loss of $287,565 for the six months ended June 30, 2023, which was $113,745 more than the net loss of $173,820 for the six months ended June 30, 2022. The increase in our net loss was mainly due to the increase in stock-based compensation expense and professional fee which was partly offset by a decrease in interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the six months ended June 30, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$-	$-	$-
Stock-based compensation	221,702	-	221,702
General and administrative expenses	65,863	40,816	25,047
Loss from operations	(287,565)	(40,816)	246,749
Interest expense	-	(133,004)	(133,004)
Net loss	$(287,565)	$(173,820)	$113,745

Revenue

We did not earn any revenues during the six months ended June 30, 2023 or 2022.

Operating expenses

We had $65,863 general and administrative expenses for the six months ended June 30, 2023, an increase of $25,047 from $40,816 general and administrative expenses for the six months ended June 30, 2022, the increase was mainly due to increased professional fees of $25,047. For the six months ended June 30, 2023, the Company had stock-based compensation expense of $221,702 paid to the Company’s former major shareholder and the director.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our cash and cash equivalents were $0; total current liabilities were $94,825 and total stockholders’ deficit was $94,314.

Working Capital

	At June 30, 2023	At December 31, 2022
Current assets	$511	$511
Current liabilities	94,825	28,962
Working capital deficit	$(94,314)	$(28,451)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

Increase (Decrease)
	2023	2022	2023 from 2022
Net cash provided by (used in) operating activities	$-	$-	$-
Net cash provided by (used in) investing activities	-	-	-
Net cash provided by (used in) financing activities	-	-	-
Net increase (decrease) in cash	$-	$-	$-
Cash balance at end of period	$-	$-	$-

We did not generate any revenues nor have any cash activities during the six months ended June 30, 2023 and 2022; however, we had professional fees of $65,863 and stock compensation expense of $221,702 during the six months ended June 30, 2023.

We did not have any investing activities during the six months ended June 30, 2023 and 2022.

We did not have any financing activities during the six months ended June 30, 2023 and 2022.

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

GOING CONCERN

During the six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2023	2022
Net loss for the six months ended June 30, 2023 and 2022	$(287,565)	$(173,820)
Negative working capital as of June 30, 2023 and December 31, 2022	(94,314)	(28,451)
Stockholders’ deficit as of June 30, 2023 and December 31, 2022	(94,314)	(28,451)

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

Prior to April 7, 2023, our operations was primarily funded by Logicquest Technology Limited, a company controlled by the Company’s former Chief Financial Officer, Mr. Cheng Yew Siong. Effective on April 7, 2023, the selling shareholder of the Company, who owns 99.16% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000.

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

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2023, our ICFR was not effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 17, 2023, in a private transaction consented to by the Company, Ang Woon Han sold 99,457,724 shares of restricted common stock to RYVYL, Inc., a Nevada  corporation (NASDAQ:RVYL), along with 48 shares of Series C Convertible Non-Redeemable Preferred Stock (“Series C”) and 10 shares of Series D Convertible Non-Redeemable Preferred Stock (“Series D”), for $225,000 resulting in the change in control of the Company. The Company is holding in escrow, however, 1,457,724 shares of the common stock sold, and $50,000 of the purchase price, pending a lost certificate replacement, which the Company expects to close in the third quarter. The Series C converts into 1,250 shares of common stock, and each share votes at the equivalence of 18,750 per share, and Series D converts into 1,250 shares of common stock, and each share votes at the equivalence of 187,500 shares of common stock. As a result of this transaction, RYVL holds title to 99.16% of the Company’s common stock, and all issued and outstanding shares of preferred stock in the Company. The source of the funds used for the purchase was general operating revenue of RYVL. There are no arrangements or understandings between RYVL and Mr. Han, or their respective associates, with respect to election of directors or other matters.

As a result of the above-referenced transaction, Cheng Yew Siong resigned as Director, Chief Financial Officer and Principal Accounting Officer, and Ang Woon Han resigned as Director effective April 7, 2023. In turn, RVYL voted its shares to appoint Ben Errez, as Chairman of the Board of Directors, and Ezra Laniado and Genevieve Baer, both of whom are deemed independent under Rule 5605(a)(2) of the Nasdaq Capital Markets, as directors. In turn, the Board appointed Errez as President and Chief Executive Officer, and Jasmine Farrington as Secretary. Farrington has no policy-making authority as Secretary. The Board has elected to appoint Ben Errez as Chief Financial Officer on July 10,2023.

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

Ezra Laniado, age 39, is a director. He is an accomplished leader with a diverse background in both business and nonprofit sectors. Currently serving as a Director for RYVYL Inc. since February 2021, Laniado brings valuable insights and strategic acumen to the board. In May 2023, he assumed the role of Executive Director of the Southwest at StandWithUs, showcasing his commitment to promoting educational initiatives. Laniado's impact extends through various roles. From 2018 to 2023, he steered the San Diego chapter of Friends of Israel Defense Forces as its Executive Director, raising over $15 million in donations and overseeing 150 volunteers. Notably, he founded and established the Israeli American Council's San Diego chapter from 2017 to 2018. Laniado's entrepreneurial prowess shines as the co-Founder of the highly successful real estate firm, Stoz Group. He previously co-founded and directed Shonglulu Group, a prominent fashion brand, where he orchestrated funding efforts, devised marketing strategies, and executed business plans. Laniado's legal background as an attorney in Israel for four years before 2014 adds depth to his skill set. He holds a B.A. and an L.L.B. from the esteemed Interdisciplinary Center Herzliya (Reichman University). With a remarkable track record, Laniado continues to drive growth, innovation, and philanthropy across diverse sectors.

Genevieve Baer, age 46, is a director. She has served as a Director for RVYL since February 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Baer also worked at US Bancorp Piper Jaffray for 9 years as a Vice President working on equity and debt real estate financings. Baer earned a B.S. in chemistry as well as an MBA from the University of Utah.

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

COYNI, INC.

/s/ Ben Errez
By: Ben Errez
Its: Director, Chief Executive Officer, and
Chief Financial Officer

Date: August 14, 2023