Form 10-Q
period 2023-09-30
Coyni, Inc.
filed 2023-11-14
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 13, 2023, the registrant had outstanding 100,301,968 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

COYNI, INC.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Prepaid expenses and other current assets	$511	$511
Total current assets	511	511
Total assets	$511	$511

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payable	$78,506	$28,962
Due to related party	54,738	-
Total current liabilities	133,244	28,962

Stockholders' deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2023)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2023)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,301,968 shares issued and outstanding at September 30, 2023 and December 31, 2022	100,302	2,302
Additional paid-in capital	29,322,475	29,198,773
Accumulated deficit	(29,555,510)	(29,229,526)
Total stockholders' deficit	(132,733)	(28,451)
Total liabilities and stockholders' deficit	$511	$511

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Stock Compensation expense	$221,702	$-	$-	$-
General and administrative expenses	104,282	59,798	38,419	18,982
Loss from operations	(325,984)	(59,798)	(38,419)	(18,982)

Non-operating income
Interest expense	-	(133,004)	-	-
Total non-operating income, net	-	(133,004)	-	-

Net income (loss)	$(325,984)	$(192,802)	$(38,419)	$(18,982)

Net loss per share – basic and diluted	$(0.00)	$(0.08)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	79,070,719	2,301,968	100,301,968	2,301,968

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss	-	-	-	-	-	-	-	(276,226)	(276,226)
Stock Compensation expense	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at March 31, 2023	100,301,968	100,302	48	-	10	-	29,322,475	(29,505,752)	(82,975)
Net loss	-	-	-	-	-	-	-	(11,339)	(11,339)
Balance at June 30, 2023	100,301,968	100,302	48	-	10	-	29,322,475	(29,517,091)	(94,314)
Net loss	-	-	-	-	-	-	-	(38,419)	(38,419)
Balance at September 30, 2023	100,301,968	$100,302	48	$-	10	$-	$29,322,475	$(29,555,510)	$(132,733)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	-	-	-	-	-	-	-	(99,397)	(99,397)
Balance at March 31, 2022	2,301,968	2,302	48	-	10	-	22,487,937	(29,101,827)	(6,611,588)
Net loss	-	-	-	-	-	-	-	(74,423)	(74,423)
Settlement of liabilities with a related party	-	-	-	-	-	-	5,577,937	-	5,577,937
Balance at June 30, 2022	2,301,968	2,302	48	-	10	-	28,065,874	(29,176,250)	(1,108,074)
Net loss	-	-	-	-	-	-	-	(18,982)	(18,982)
Settlement of liabilities with a related party	-	-	-	-	-	-	1,113,773	-	1,113,773
Balance at September 30, 2022	2,301,968	$2,302	48	$-	10	$-	$29,179,647	$(29,195,232)	$(13,283)

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022
Cash flows from operating activities:
Net loss	$(325,984)	$(192,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation expense	221,702	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	779
Accrued liabilities and other payable	104,282	192,023
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Assignment of third-party liabilities to a related party	$-	$5,577,937
Settlement of liabilities with a related party	$-	$6,691,710
Operating expenses directly paid by a related party	$54,738	$63,694

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

The Company currently has no operations and the Company’s Board of Directors is currently seeking investment opportunities. Effective on April 7, 2023, the selling shareholder of our Company, who owned 99.16% equity ownership of the Company and also held a control position in the Company sold all of his equity interest in the Company (consisting of 99,457,724 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. will become the major and controlling shareholder of the Company and the transaction has not consummated as of September 30, 2023.

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

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our financial statements as of September 30, 2023 and December 31, 2022, and for the nine and three months ended September 30, 2023 and 2022. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the nine and three months ended September 30, 2023 and 2022. Accordingly, basic and diluted losses per share were identical for the nine and three months ended September 30, 2023 and 2022.

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from a related party. We experienced negative financial results as follows:

	2023	2022
Net loss for the nine months ended September 30, 2023 and 2022	$(325,984)	$(192,802)
Negative working capital as of September 30, 2023 and December 31, 2022	(132,733)	(28,451)
Stockholders’ deficit as of September 30, 2023 and December 31, 2022	(132,733)	(28,451)

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

3. ACCRUED LIABILITIES AND OTHER PAYABLE

The accrued liabilities are summarized below:

	September 30, 2023	December 31, 2022
Accrued general and administrative expenses	$39,083	$28,962
Other payable	39,423	-
Accrued liabilities and other payable	$78,506	$28,962

As of September 30, 2023 and December 31, 2022, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee and unpaid rent expense, other payable mainly consist of due to ex-shareholder.

4. DUE TO RELATED PARTY

As of September 30, 2023 and December 31, 2022, the Company had due to related parties of $54,738 and $0, respectively, mainly was the Company’s expenses that were paid by RYVYL Inc., the controlling shareholder.

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

The composition of deferred tax assets at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Deferred tax assets
Benefit from carryforward of net operating loss	$2,355,395	$2,333,496
Less valuation allowance	(2,355,395)	(2,333,496)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2023 and 2022, is attributable to the valuation allowance.

At September 30, 2023, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,107,360 that will carryforward indefinitely.

6. SHAREHOLDERS’ EQUITY

On February 24, 2023, the Board of Directors agreed to issue 98,000,000 shares of the Company’s to Ang Woon Han (the former major shareholder of the Company) to serve as the Company’s director. The fair value of the shares issued to Ang Woon Han was $221,702, which was fully recognized as stock-based compensation expense during the nine months ended September 30, 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

We had a net loss of $38,419 for the three months ended September 30, 2023 which was $19,437 more than the net loss of $18,982 for the three months ended September 30, 2022. The increase in our net loss was mainly due to increased professional fee.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended September 30, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$-	$-	$-
Stock-based compensation	-	-	-
General and administrative expenses	38,419	18,982	19,437
Loss from operations	(38,419)	(18,982)	19,437
Net loss	$(38,419)	$(18,982)	$19,437

Revenue

We did not earn any revenues during the three months ended September 30, 2023 or 2022.

Operating expenses

We had $38,419 general and administrative expenses for the three months ended September 30, 2023, an increase of $19,437 from $18,982 general and administrative expenses for the three months ended September 30, 2022, the increase was mainly due to increased professional fees of $19,437.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

We had a net loss of $325,984 for the nine months ended September 30, 2023, which was $133,182 more than the net loss of $192,802 for the nine months ended September 30, 2022. The increase in our net loss was mainly due to the increase in stock-based compensation expense and professional fee which was partly offset by a decrease in interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the nine months ended September 30, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$-	$-	$-
Stock-based compensation	221,702	-	221,702
General and administrative expenses	104,282	59,798	44,484
Loss from operations	(325,984)	(59,798)	266,186
Interest expense	-	(133,004)	(133,004)
Net loss	$(325,984)	$(192,802)	$133,182

Revenue

We did not earn any revenues during the nine months ended September 30, 2023 or 2022.

Operating expenses

We had $104,282 general and administrative expenses for the nine months ended September 30, 2023, an increase of $44,484 from $59,798 general and administrative expenses for the nine months ended September 30, 2022, the increase was mainly due to increased professional fees of $44,484. For the nine months ended September 30, 2023, we had stock-based compensation expense of $221,702 paid to the Company’s former major shareholder and the director.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our cash and cash equivalents were $0; total current liabilities were $133,244 and total stockholders’ deficit was $132,733.

Working Capital

	At September 30, 2023	At December 31, 2022
Current assets	$511	$511
Current liabilities	133,244	28,962
Working capital deficit	$(132,733)	$(28,451)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

FINANCIAL CONDITION

We did not generate any revenues nor have any cash activities during the nine months ended September 30, 2023 and 2022; however, we had professional fees of $104,282 and stock compensation expense of $221,702 during the nine months ended September 30, 2023.

We did not have any investing activities during the nine months ended September 30, 2023 and 2022.

We did not have any financing activities during the nine months ended September 30, 2023 and 2022.

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

GOING CONCERN

During the nine and three months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2023	2022
Net loss for the nine months ended September 30, 2023 and 2022	$(325,984)	$(192,802)
Net loss for the three months ended September 30, 2023 and 2022	(38,419)	(18,982)
Negative working capital as of September 30, 2023 and December 31, 2022	(132,733)	(28,451)
Stockholders’ deficit as of September 30, 2023 and December 31, 2022	(132,733)	(28,451)

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

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2023, our ICFR was not effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: November 14, 2023