Form 10-K
period 2023-12-31
Coyni, Inc.
filed 2024-04-16
CIK 768216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

COYNI, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada	000-22711	76-0640970
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

3131 Camino Del Rio N, Suite 1400, San Diego, CA 92108
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(855) 201-1613
(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.40 per share) was $921K as of June 30, 2023.

As of the most recent practicable date, there were 101,301,968 shares of common stock issued and outstanding, with a par value $0.001.

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

Corporate Information

Our principal executive offices are located at 3131 Camino Del Rio N, Suite 1400, San Diego, CA 92108. Our website address is logq-inc.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Introduction

Coyni, Inc., f/k/a Logicquest Technology, Inc. (the “Company,” “Coyni,” “we,” or “us”) is a Nevada corporation. Our company was formed on July 23, 2001, when Solis Communications, Inc., a company incorporated in the State of Texas on February 26, 2001, completed the acquisition of Berens Industries, Inc., a corporation originally incorporated in the State of Nevada on January 9, 1985. On September 17, 2001, we changed our name to Crescent Communications Inc. d/b/a Crescent Broadband. On November 15, 2004, we changed our name to Bluegate Corporation. On March 19, 2015, we changed our name to Logicquest Technology, Inc.

We previously operated as a broadband network service provider, providing internet connectivity to corporate clients on a subscription basis. During May 2014 our board of directors authorized an orderly wind-down of our Company’s internet connectivity business which ceased effective June 30, 2014.

On April 7, 2023, the majority shareholder of our Company, who owned 97.7% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company to RYVYL Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL Inc. became the major and controlling shareholder of the Company. On June 20, 2023, the Company changed its name to Coyni, Inc.

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

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “LOGQ”. The OTC Markets lists our prior name of Logicquest Technology, Inc., rather than Coyni, Inc.

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

On January 2, 2015, the Company filed an Information Statement on Schedule 14C for restructuring the Company. Actions taken included:

●	To change the name of the Company from “Bluegate Corporation” to “Logicquest Technology, Inc.”
●	To increase the number of authorized shares of Common Stock, par value $0.001 from fifty million (50,000,000) to two hundred million (200,000,000) (the “Authorized Increase”); and
●	To affect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of one post-split share per twenty pre-split shares (the “Reverse Stock Split”).

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

Development Plan

Our intended business purpose is to deploy new product offerings, business verticals, or seek the acquisition of, or merger with, an existing company for strategic purposes. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, limited liability company, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date hereof, we have made only limited efforts to identify a possible new product introduction, or a possible business combination and are not currently subject to a letter of intent with respect to any target business or any definitive agreement with respect to any target business.

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

We do not have live business operations. We have very limited capital and will depend on our parent company to provide us with the necessary funds to implement our business plan. We do not own any proprietary technology and any intended product technology will be provided or licensed from our parent company. Our parent company has the full product design, development, and release capabilities to support our business needs. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue organically, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

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

Employees

The Company currently has no full-time employees. It relies on the oversight and management of its majority shareholder and its officers.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We have no property and do not currently maintain an office or any other facilities. Our operations are run out of our majority shareholder’s offices located at 3131 Camino Del Rio N, Suite 1400, San Diego, CA 92108.

We do not own any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Pink market maintained by OTC Markets and our trading symbol is “LOGQ”. The following table sets forth the quarterly high and low sales price per share for our common stock. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE:

	2023		2022
	High	Low	High	Low
First Quarter	$0.30	$0.11	$0.47	$0.12
Second Quarter	$0.58	$0.25	$0.16	$0.12
Third Quarter	$2.00	$0.21	$0.12	$0.12
Fourth Quarter	$0.26	$0.21	$0.38	$0.11

As of April 1, 2024, we had 101,301,968 shares of common stock issued and outstanding, and approximately 86 shareholders of record. Our transfer agent is VStock Transfer, LLC.

Preferred Stock

The Company has Series C convertible preferred stock (“Series C Preferred Stock”) and Series D convertible preferred stock (“Series D Preferred Stock”), with Ryvyl holding 48 shares of Series C Preferred Stock and 10 shares of Series D Preferred Stock.

Each share of Series C Preferred Stock is convertible into 1,250 shares of common stock and has 15 times the number of votes its conversion-equivalent number of shares of common stock, or 18,750 votes per share of Series C Preferred Stock, and each share of Series D Preferred Stock may be converted, at the option of the shareholder, into 1,250 shares of common and has 150 times the number of votes its conversion-equivalent number of shares of common stock, or 187,500 votes per share of Series D Preferred Stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any will be within the discretion of our then Board of Directors (“BOD”). It is the present intention of our board of directors to retain earnings, if any, for use in our business operations. However, the Board, anticipates declaring dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any current equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our BOD, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

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

Effective on April 7, 2023, the selling shareholder of our Company, who owns 97.7% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 98,000,000 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL Inc. became the major and controlling shareholder of the Company.

On June 8, 2023, the Company entered an Agreement and plan of Merger with Coyni, Inc. (“old Coyni”), old Coyni shall be merged with and into the Company (or “Coyni”). On or about December 6, 2023, the Company filed a Termination of Merger (“Termination of Merger”) with the Nevada Secretary of State. Once approved and processed, this will result in the termination of the Merger Agreement entered on June 8, 2023. The Merger Agreement has been rescinded and revoked due to a change in business strategy. The filing of the Termination of Merger is not self-effectuating, and must be approved by the Nevada Secretary of State. In February 2024, the termination of merger was rejected by NV Secretary of State. As a result, the Company has not pursued moving the termination along.

Results of Operations

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

We had a net loss of $350,088 for the year ended December 31, 2023, which was $122,992 more than the net loss of $227,096 for the year ended December 31 2022. The increase in our net loss was mainly due to the increase in stock-based compensation expense and professional fee which was partly offset by a decrease in interest expenses resulting from clearing up of all the outstanding notes by the Company in June 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the year ended December 31, 2023 and 2022:

			Increase (Decrease)
	2023	2022	2023 from 2022
Revenue	$-	$-	$-
Stock-based compensation	221,702	-	221,702
General and administrative expenses	128,386	94,092	34,294
Loss from operations	(350,088)	(94,092)	255,996
Interest expense	-	(133,004)	(133,004)
Net loss	$(350,088)	$(227,096)	$122,992

Revenue

We did not earn any revenues during the years ended December 31, 2023 or 2022.

Operating expenses

We had $128,386 general and administrative expenses for the year ended December 31, 2023, an increase of $34,294 from $94,092 general and administrative expenses for the year ended December 31, 2022, the increase was mainly due to increased professional fees of $35,238, but partly offset with decreased other G&A expenses by $744. For the year ended December 31, 2023, we had stock-based compensation expense of $221,702 paid to the Company’s former major shareholder and the director.

Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents were $0; total current liabilities were $158,848 and total stockholders’ deficit was $156,837.

Working Capital

	At December 31, 2023	At December 31, 2022
Current assets	$2,011	$511
Current liabilities	158,848	28,962
Working capital deficit	$(156,837)	$(28,451)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

We did not generate any revenues nor have any cash activities during the year ended December 31, 2023 and 2022; however, we had $128,386 G&A expenses (mainly consisted of professional fees), and stock compensation expense of $221,702 during the year ended December 31, 2023.

We did not have any investing activities during the year ended December 31, 2023 and 2022.

We did not have any financing activities during the year ended December 31, 2023 and 2022.

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

Going Concern

During the years ended December 31, 2023 and 2022,  we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2023	2022
Net loss for the years ended December 31, 2023 and 2022	$(350,088)	$(227,096)
Negative working capital as of December 31, 2023 and 2022	(156,837)	(28,451)
Stockholders’ deficit as of December 31, 2023 and 2022	(156,837)	(28,451)

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

Prior to April 7, 2023, our operations was primarily funded by Logicquest Technology Limited, a company controlled by the Company’s former Chief Financial Officer, Mr. Cheng Yew Siong. Effective on April 7, 2023, the selling shareholder of the Company, who owns 99.16% equity ownership of the Company and also holds a control position in the Company sold all of his equity interest in the Company (consisting of 98,000,000 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000.

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

Off Balance Spreadsheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 16, 2023, MaloneBailey, LLP (“MaloneBailey”) informed the Company it would not stand for re-election as the Company’s independent accountant for the audit of the Company’s financial statements for the fiscal year ending December 31, 2023. MaloneBailey’s service for the Company was completed as of July 12, 2023, as the Company retained a new independent accountant, as discussed below. MaloneBailey did not issue any adverse opinion, qualified or modified opinion, or other similar opinion as defined in Item 304(a)(1)(ii) of Regulation S-K (17 CFR § 229.304(a)(1)(ii)) except for an explanatory paragraph regarding existence of substantial doubt about the Company’s ability to continue as a going concern in the reports for the years ended December 31, 2022 and 2021. The Board of Directors did not participate in the decision to change auditors.

During our two most recent fiscal years ended December 31, 2022 and 2021 and the subsequent interim period through July 12, 2023, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also, during the same period, the Company represents that there are no instances of reportable events identified in Item 304(a)(1)(v) of Regulation S-K.

MaloneBailey was provided with a copy of the Company’s disclosures as required pursuant to Item 304(a)(3). MaloneBailey’s letter responding to these was disclosed as an exhibit to a current report on Form 8-K dated July 13, 2023.

On or about July 12, 2023, the Company engaged Simon & Edward LLP (“S&E”) to serve as the Company’s new independent accountant to audit and review the Company’s financial statements. S&E began assisting the Company starting with the quarterly report on Form 10-Q for the second quarter of 2023. The Company represents that there have been no events or interactions within the meaning of Item 394(a)(2)(i) or (ii) that are required to be disclosed herein.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

The Company’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Logicquest Technology, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Coyni.’s assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Coyni, Inc.’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2023.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2023, the Company has not yet established an internal control over financial reporting systems, as the company is a shell company without ordinary business operations

Changes in Internal Controls over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign that Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Item 401 of Regulation S-K, the names and ages of the directors and executive officers and directors of the Company, and their positions with the Company, are detailed in the table below.

Name	Age	Position	Familial Relationships
Ben Errez	63	Chief Executive Officer, Chief Accounting Officer, and Chairman of the Board of Directors	None
Ezra Laniado	39	Director	None
Genevieve Baer	46	Director	None

Ben Errez, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Mr. Errez is our Chairman of the Board, and President and Chief Executive Officer (and principal accounting officer). He has acted as Chairman of the Board of Directors, Executive Vice President, Principal Financial Officer and Principal Accounting Officer for RVYL since July 2017. Since 2017, Errez has been a principal of the GreenBox Business. From August 2004 until August 2015, Errez formed the start-up IHC Capital, where he held the position of Principal Consultant from founding to the present date, through which he advises clients in the South Pacific region with market capitalizations ranging from $50M to $150M on matters such as commerce, security, reliability and privacy. From January 1991 to August 2004, he served as Software Development Lead for the Microsoft International Product Group. He led the International Microsoft Office Components team (Word, Excel, PowerPoint) in design, engineering, development and successful deployment. He also served as Executive Representative of Microsoft Office and was a founding member of the Microsoft Trustworthy Computing Forum, both within the company, and internationally. Errez co-authored the first Microsoft Trustworthy Computing Paper on Reliability. At Microsoft, Mr. Errez was responsible for the development of the first Microsoft software translation Software Development Kit (“SDK”) in Hebrew, Arabic, Thai and Simplified Chinese, as well as the development of the first bidirectional extensions to Rich Text Format (“RTF”) file format, all bidirectional extensions in text converters for Microsoft Office, and contributed to the development of the international extensions to the Unicode standard to include bidirectional requirements under the World Wide Web Consortium (“W3C”). He received his Bachelor Degree in Mathematics and Computer Science from the Hebrew University.

Ezra Laniado, Director

Mr. Laniado is a director. He has served as a Director for RYVL since February 2021 and has, since 2018, been Executive Director of the San Diego chapter of Friends of Israel Defense Forces and, since 2017, been Regional Director of the San Diego chapter of the Israeli-American Council, two American charitable organizations providing support and funds for Israel and the Israeli community in America. In such capacity, Laniado has raised over $5 million in donations and managed over 30 volunteers. From 2014 to 2017, Laniado was Co-Founder and Business Director of Shonglulu Group, a fashion brand. As Business Director, Laniado raised capital, coordinated the company’s marketing strategy, and implemented its business plan. Prior to 2014, Laniado was an attorney in Israel for 4 years. Laniado received a B.A. and an L.L.B. from the Interdisciplinary Center Herzliya.

Genevieve Baer, Director

Ms. Baer s a director. She has served as a Director for RVYL since February 2021 and has been chief executive officer of JKH Consulting since 2009. JKH Consulting is a real estate finance consulting firm that has advised on transactions with a collective value of over $10 billion. Prior to her work with JKH Consulting, Baer worked at Magnet Industrial Bank for 6 years at the end of which tenure she was a Senior Vice President. Baer also worked at US Bancorp Piper Jaffray for 9 years as a Vice President working on equity and debt real estate financings. Baer earned a B.S. in chemistry from the University of Utah.

B. Significant Employees.

None

C. Family Relationships.

None.

D. Involvement in Certain Legal Proceedings.

Except as otherwise disclosed, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company has no separate audit committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We do not currently have a code of ethics. The company is in the early stages of development and its chief executive officer, Mr. Errez, has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation.

The Company does not have employment contracts with its officers or directors. All employees of the Company are at-will employees. The Company’s principal executive and financial officer, Ben Errez, does not have a written employment agreement and does not earn a salary.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Ben Errez (PEO)	2023	$-	$-	$-	$-	$-	$-	$-	$-
(PAO)	2022	$-	$-	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2023. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

A person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Ryvyl, Inc. – 3131 Camino Del Rio N, Suite 1400, San Diego, CA 92108	99,000,000 shares—directly owned	97.7%

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart is provided pursuant to Item 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL			0

Item 13. Certain Relationships and Related Transactions.

During the years ended December 31, 2023 and 2022, the Company engaged in related party transactions as follows:

Accrued liabilities to related parties:

During the year ended December 31, 2023, RYVYL Inc, the controlling shareholder of the Company, paid operating expenses of $82,142 on behalf of the Company. The balance due to this related party is unsecured, does not bear interest and is due on demand.

During the year ended December 31, 2022, Logicquest Technology Limited, a company controlled by the Company’s former Chief Financial Officer, Mr. Cheng Yew Siong, paid operating expenses of $82,820 on behalf of the Company. The balance due to related party is unsecured, does not bear interest and is due on demand.

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

As of December 31, 2023, and 2022, $39,423 and $0, respectively, are payable by us to Logicquest Technology Limited in regards to expenses that were paid on our behalf by Logicquest Technology Limited.

Item 14. Principal Accounting Fees and Services.

Simon & Edward LLP (“S&E”) is the Company’s independent registered public accounting firm. Below are aggregate fees billed by S&E for professional services rendered for the year ended December 31, 2023.

Audit Fees

The fees for the audit services billed and to be billed by S&E for the year ended December 31, 2023 amounted to $30,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by S&E for professional services for tax compliance, tax advice, and tax planning for 2023.

All Other Fees

There were no fees billed by S&E for other products and services for 2023.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COYNI, INC.

Dated: April 16, 2024

	By:	/s/ Ben Errez
Ben Errez, Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Ben Errez	Chief Executive Officer	April 16, 2024
Ben Errez	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ Ezra Laniado	Director	April 16, 2024
Ezra Laniado

/s/ Geneveive Baer	Director	April 16, 2024
Geneveive Baer

COYNI, INC.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

To the Board of Directors and Shareholders of

Coyni Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coyni Inc. (the “Company”) as of December 31, 2023, the statement of operations, stockholders’ deficit, and cash flow for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2023.

Rowland Heights, CA

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coyni, Inc. (formerly, Logicquest Technology, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coyni, Inc. (formerly, Logicquest Technology, Inc.) (the “Company”) as of December 31, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2005. In July 2023, we became the predecessor auditor.

Beijing, China

March 30, 2023

COYNI, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Prepaid expenses and other current assets	$2,011	$511
Total current assets	2,011	511
Total assets	$2,011	$511

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payables	$76,706	$28,962
Due to related party	82,142	-
Total current liabilities	158,848	28,962

Stockholders' deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at December 31, 2023 and 2022; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at December 31, 2023)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at December 31, 2023 and 2022; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at December 31, 2023)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 101,301,968 and 2,301,968 shares issued and outstanding at December 31, 2023 and 2022, respectively	101,302	2,302
Additional paid-in capital	29,321,475	29,198,773
Accumulated deficit	(29,579,614)	(29,229,526)
Total stockholders' deficit	(156,837)	(28,451)
Total liabilities and stockholders' deficit	$2,011	$511

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Operating expenses
Stock compensation expense	$221,702	$-
General and administrative expenses	128,386	94,092
Loss from operations	(350,088)	(94,092)

Non-operating income
Interest expense	-	(133,004)
Total non-operating income, net	-	(133,004)

Net loss	$(350,088)	$(227,096)

Net loss per share – basic and diluted	$(0.00)	$(0.10)

Basic and diluted weighted average shares outstanding	86,370,461	2,301,968

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2021	2,301,968	$2,302	48	$-	10	$-	$22,487,937	$(29,002,430)	$(6,512,191)
Net loss	-	-	-	-	-	-	-	(227,096)	(227,096)
Settlement of liabilities with a related party	-	-	-	-	-	-	6,710,836	-	6,710,836
Balance at December 31, 2022	2,301,968	2,302	48	-	10	-	29,198,773	(29,229,526)	(28,451)
Net loss	-	-	-	-	-	-	-	(350,088)	(350,088)
Merger and reorganization	1,000,000	1,000	-	-	-	-	(1,000)	-	-
Stock Compensation expense	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at December 31, 2023	101,301,968	$101,302	48	$-	10	$-	$29,321,475	$(29,579,614)	$(156,837)

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(350,088)	$(227,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation expense	221,702	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,500)	979
Accrued liabilities and other payables	129,886	226,117
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Assignment of third-party liabilities to a related party	$-	$5,577,937
Settlement of liabilities with a related party	$-	$6,710,836
Operating expenses directly paid by a related party	$-	$82,820

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

The Company currently has no operations and the Company’s Board of Directors is currently seeking investment opportunities. Effective on April 7, 2023, the selling shareholder of our Company, who owned 97.70% equity ownership of the Company and also held a control position in the Company sold all of his equity interest in the Company (consisting of 98,000,000 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. will become the major and controlling shareholder of the Company and the transaction.

On June 8, 2023, the Company entered an Agreement and plan of Merger with Coyni, Inc. (“old Coyni”), old Coyni shall be merged with and into the Company (or “Coyni”). On or about December 6, 2023, the Company filed a Termination of Merger (“Termination of Merger”) with the Nevada Secretary of State. Once approved and processed, this will result in the termination of the Merger Agreement entered on June 8, 2023. The Merger Agreement has been rescinded and revoked due to a change in business strategy. The filing of the Termination of Merger is not self-effectuating, and must be approved by the Nevada Secretary of State. In February 2024, the termination of merger was rejected by NV Secretary of State. As a result, the Company has not pursued moving the termination along.

Following is a summary of the Company’s significant accounting policies:

BASIS OF PRESENTATION

The accompanying interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the years ended December 31, 2023 and 2022. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2023 and 2022.

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

2. GOING CONCERN CONSIDERATIONS

During the years ended December 31, 2023 and 2022, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties We experienced negative financial results as follows:

	2023	2022
Net loss for the years ended December 31, 2023 and 2022	$(350,088)	$(227,096)
Negative working capital as of December 31, 2023 and 2022	(156,837)	(28,451)
Stockholders’ deficit as of December 31,2023 and 2022	(156,837)	(28,451)

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

3. ACCRUED LIABILITIES AND OTHER PAYABLES

The accrued liabilities are summarized below:

	December 31, 2023	December 31, 2022
Accrued general and administrative expenses	$37,283	$28,962
Other payables	39,423	-
Accrued liabilities and other payables	$76,706	$28,962

As of December 31, 2023 and 2022, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee, other payable mainly consist of due to ex-shareholder.

4. DUE TO RELATED PARTY

As of December 31, 2023 and 2022, the Company had due to related parties of $82,142 and $0, respectively, mainly was the Company’s expenses that were paid by RYVYL Inc., the controlling shareholder.

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

The composition of deferred tax assets at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Benefit from carryforward of net operating loss	$2,360,457	$2,333,496
Less valuation allowance	(2,360,457)	(2,333,496)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2023 and 2022, is attributable to the valuation allowance.

At December 31, 2023, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,131,464 that will carryforward indefinitely.

6. SHAREHOLDERS’ EQUITY

On February 24, 2023, the Board of Directors agreed to issue 98,000,000 shares of the Company’s to Ang Woon Han (the former major shareholder of the Company) to serve as the Company’s director. The fair value of the shares issued to Ang Woon Han was $221,702 on the grant date and the shares were vested immediately, which was fully recognized as stock-based compensation expense during the year ended December 31, 2023.

On June 8, 2023, the Company executed a merger agreement which provided for an additional 1,000,000 shares to be issued to RYVYL, as a result, RYVYL owns 99,000,000 common shares of the Company.

7. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event that needs to be disclosed.