Form 10-Q
period 2024-03-31
Coyni, Inc.
filed 2024-05-15
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 13, 2024, the registrant had outstanding 101,301,968 shares of Common Stock, $0.001 par value per share.

Item 1. Financial Statements

COYNI, INC.

BALANCE SHEETS

	March 31,	December 31,
	2024 (Unaudited)	2023
ASSETS
Current assets:
Prepaid expenses and other current assets	$1,261	$2,011
Total current assets	1,261	2,011
Total assets	$1,261	$2,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payables	$76,706	$76,706
Due to related party	110,918	82,142
Total current liabilities	187,624	158,848

Stockholders' deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at March 31, 2024)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at March 31, 2024)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 101,301,968 shares issued and outstanding at March 31, 2024 and December 31, 2023	101,302	101,302
Additional paid-in capital	29,321,475	29,321,475
Accumulated deficit	(29,609,140)	(29,579,614)
Total stockholders' deficit	(186,363)	(156,837)
Total liabilities and stockholders' deficit	$1,261	$2,011

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Operating expenses
Stock compensation expense	$-	$221,702
General and administrative expenses	29,526	54,524
Loss from operations	(29,526)	(276,226)

Non-operating income
Interest expense	-	-
Total non-operating income, net	-	-

Net loss	$(29,526)	$(276,226)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	101,301,968	40,581,181

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2023	101,301,968	$101,302	48	$-	10	$-	$29,321,475	$(29,579,614)	$(156,837)
Net loss	-	-	-	-	-	-	-	(29,526)	(29,526)

Balance at March 31, 2024	101,301,968	$101,302	48	$-	10	$-	$29,321,475	$(29,609,140)	$(186,363)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss	-	-	-	-	-	-	-	(276,226)	(276,226)
Stock Compensation expense	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at March 31, 2023(Restated)	100,301,968	$100,302	48	$-	10	$-	$29,322,475	$(29,505,752)	$(82,975)

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	2024	2023

Cash flows from operating activities:
Net loss	$(29,526)	$(276,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation expense	-	221,702
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	750	-
Accrued liabilities and other payables	28,776	54,524
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Operating expenses directly paid by a related party	$28,776	$39,423

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

The Company currently has no operations and the Company’s Board of Directors is currently seeking investment opportunities. Effective on April 7, 2023, the selling shareholder of our Company, who owned 97.70% equity ownership of the Company and also held a control position in the Company sold all of his equity interest in the Company (consisting of 98,000,000 shares of restricted common stock, 48 shares of Series C convertible non-redeemable preferred stock and 10 shares of Series D convertible non-redeemable preferred stock) to RYVYL, Inc. for a total purchase price of $225,000. After giving effect to the purchases, RYVYL, Inc. became the major and controlling shareholder of the Company and the transaction.

On June 8, 2023, the Company entered an Agreement and plan of Merger with Coyni, Inc. (“old Coyni”), old Coyni shall be merged with and into the Company (or “Coyni”). However, the Merger Agreement has been rescinded and revoked due to a change in business strategy. On or about December 6, 2023, the Company filed a Termination of Merger (“Termination of Merger”) with the Nevada Secretary of State. Once approved and processed, this will result in the termination of the Merger Agreement entered on June 8, 2023. The filing of the Termination of Merger was not self-effectuating, and must be approved by the Nevada Secretary of State. In February 2024, the termination of merger was rejected by NV Secretary of State. As a result, the Company has not pursued moving the termination along.

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the three months ended March 31, 2024 and 2023. Accordingly, basic and diluted losses per share were identical for the three months ended March 31, 2024 and 2023.

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

2. GOING CONCERN CONSIDERATIONS

During the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties We experienced negative financial results as follows:

	2024	2023
Net loss for the three months ended March 31, 2024 and 2023	$(29,526)	$(276,226)
Negative working capital as of March 31, 2024 and December 31, 2023	(186,363)	(156,837)
Stockholders’ deficit as of March 31, 2024 and December 31, 2023	(186,363)	(156,837)

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

3. ACCRUED LIABILITIES AND OTHER PAYABLES

The accrued liabilities are summarized below:

	March 31, 2024	December 31, 2023
Accrued general and administrative expenses	$37,283	$37,283
Other payables	39,423	39,423
Accrued liabilities and other payables	$76,706	$76,706

As of March 31, 2024 and December 31, 2023, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee, other payable mainly consist of due to ex-shareholder.

4. DUE TO RELATED PARTY

As of March 31, 2024 and December 31, 2023, the Company had due to related parties of $110,918 and $82,142, respectively, mainly was the Company’s expenses that were paid by RYVYL Inc., the controlling shareholder.

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

The composition of deferred tax assets at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Deferred tax assets
Benefit from carryforward of net operating loss	$2,366,658	$2,360,457
Less valuation allowance	(2,366,658)	(2,360,457)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2024 and 2023, is attributable to the valuation allowance.

At March 31, 2024, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,160,990 that will carryforward indefinitely.

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

7. CONTINGENCY

On November 8, 2022, the Company’s majority shareholder, RYVYL, Inc. (“RYVYL”)  filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Doe(s) 1 through 50 in San Diego Superior Court (the “RYVYL Filing”). RYVYL is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred.

On November 10, 2022, Ms. Luna filed her own complaint against RYVYL and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that RYVYL improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan.  Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. RYVYL and Mr. Nisan deny all allegations of the Luna Filing.

In April 2024, Luna sought to add the Company as a defendant with regard to her claims.  She was granted permission to file a Second Amended Complaint to add the Company as a defendant. The Company is evaluating the allegations to determine whether to challenge the filing by way of demurrer or otherwise.

As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Luna. The San Diego Superior Court consolidated the RYVYL Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

8. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event that needs to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

We had a net loss of $29,526 for the three months ended March 31, 2024, which was $246,700 less than the net loss of $276,226 for the three months ended March 31 2023. The decrease in our net loss was mainly due to the decrease in stock-based compensation expense and professional fee.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2024 and 2023:

			Increase (Decrease)
	2024	2023	2024 from 2023
Revenue	$-	$-	$-
Stock-based compensation	-	221,702	(221,702)
General and administrative expenses	29,526	54,524	(24,998)
Loss from operations	(29,526)	(276,226)	(246,700)
Net loss	$(29,526)	$(276,226)	$(246,700)

Revenue

We did not earn any revenues during the three months ended March 31, 2024 or 2023.

Operating expenses

We had $29,526 general and administrative expenses for the three months ended March 31, 2024, a decrease of $24,998 from $54,524 general and administrative expenses for the three months ended March 31, 2023, the decrease was mainly due to decreased professional fees of $24,998. For the three months ended March 31, 2023, we had stock-based compensation expense of $221,702 paid to the Company’s former major shareholder and the director.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents were $0; total current liabilities were $187,624 and total stockholders’ deficit was $186,363.

Working Capital

	At March 31, 2024	At December 31, 2023
Current assets	$1,261	$2,011
Current liabilities	187,624	158,848
Working capital deficit	$(186,363)	$(156,837)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

We did not generate any revenues nor have any cash activities during the three months ended March 31, 2024 and 2023; however, we had $29,526 G&A expenses (mainly consisted of professional fees).

We did not have any investing activities during the three months ended March 31, 2024 and 2023.

We did not have any financing activities during the three months ended March 31, 2024 and 2023.

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

Going Concern

During the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2024	2023
Net loss for the three months ended March 31, 2024 and 2023	$(29,526)	$(276,226)
Negative working capital as of March 31, 2024 and December 31, 2023	(186,363)	(156,837)
Stockholders’ deficit as of March 31, 2024 and December 31, 2023	(186,363)	(156,837)

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) ). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting.

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

The Company’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Coyni, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Coyni.’s assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Coyni, Inc.’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2024.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

As of March 31, 2024, the Company has not yet established an internal control over financial reporting systems, as the company is a shell company without ordinary business operations.

Changes in Internal Controls over Financial Reporting

There were no changes that occurred during the first quarter of the fiscal year covered by the Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On November 8, 2022, the Company’s majority shareholder, RYVYL, Inc. (“RYVYL”) filed a complaint against its former Chief Operating Officer Vanessa Luna, Luna Consultant Group, LLC and Doe(s) 1 through 50 in San Diego Superior Court (the “RYVYL Filing”). RYVYL is alleging that Ms. Luna abused her position for additional compensation, failed to follow proper protocols and breached her fiduciary duties and duty of loyalty by secretly maintaining alternative employment. The action seeks damages, including interest and costs of suit incurred.

On November 10, 2022, Ms. Luna filed her own complaint against RYVYL and Fredi Nisan in San Diego Superior Court (the “Luna Filing”). Ms. Luna alleges that Mr. Nisan used contract negotiations to coerce her, that RYVYL improperly coded transactions and misled investors, and that when her concerns were reported to management, she was wrongfully terminated, resulting in a number of claims. Ms. Luna also alleges sexual misconduct on the part of Mr. Nisan.  Ms. Luna is seeking damages including compensatory damages, unpaid wages (past and future), loss of wages and benefits (past and future), and other damages to be proven at trial. RYVYL and Mr. Nisan deny all allegations of the Luna Filing.

In April 2024, Luna sought to add the Company as a defendant with regard to her claims.  She was granted permission to file a Second Amended Complaint to add the Company as a defendant. The Company is evaluating the allegations to determine whether to challenge the filing by way of demurrer or otherwise.

As the Company cannot predict the outcome of the matter, the probability of an outcome cannot be determined. The Company intends to vigorously defend against all claims asserted by Luna. The San Diego Superior Court consolidated the RYVYL Filing and Luna Filing into a single proceeding, RYVYL Inc. v. Luna, on August 4, 2023. The parties are currently in the discovery phase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

COYNI, INC.

/s/ Ben Errez
By: Ben Errez
Its: Director, Chief Executive Officer,

and Principal Accounting Officer

Date: May 15, 2024