Form 10-Q
period 2024-09-30
Coyni, Inc.
filed 2024-11-19
CIK 768216

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

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

On November 18, 2024, the registrant had outstanding 101,301,968 shares of Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COYNI, INC.

BALANCE SHEETS

	September 30,	December 31,
	2024 (Unaudited)	2023

ASSETS
Current assets:
Prepaid expenses and other current assets	$-	$2,011
Total current assets	-	2,011
Total assets	$-	$2,011

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payables	$10,081	$76,706
Due to related party	5,638	82,142
Total current liabilities	15,719	158,848

Stockholders' deficit:
Undesignated preferred stock, $0.001 par value, 9,999,942 shares authorized, none issued and outstanding	-	-
Series C convertible non-redeemable preferred stock, $0.001 par value, 48 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023; $12,500 per share liquidation preference ($600,000 aggregate liquidation preference at September 30, 2024)	-	-
Series D convertible non-redeemable preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023; $8,725 per share liquidation preference ($87,250 aggregate liquidation preference at September 30, 2024)	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 101,301,968 shares issued and outstanding at September 30, 2024 and December 31, 2023	101,302	101,302
Additional paid-in capital	29,552,894	29,321,475
Accumulated deficit	(29,669,915)	(29,579,614)
Total stockholders' deficit	(15,719)	(156,837)
Total liabilities and stockholders' deficit	$-	$2,011

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
Stock compensation expense	$-	$221,702	$-	$-
General and administrative expenses	90,301	104,282	15,719	38,419
Loss from operations	(90,301)	(325,984)	(15,719)	(38,419)

Non-operating income
Interest expense	-	-	-	-
Total non-operating income, net	-	-	-	-

Net loss	$(90,301)	$(325,984)	$(15,719)	$(38,419)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	101,301,968	79,070,719	101,301,968	100,301,968

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2023	101,301,968	$101,302	48	$-	10	$-	$29,321,475	$(29,579,614)	$(156,837)
Net loss for the period	-	-	-	-	-	-	-	(29,526)	(29,526)
Balance at March 31, 2024	101,301,968	101,302	48	-	10	-	29,321,475	(29,609,140)	(186,363)
Debt forgiven by shareholders	-	-	-	-	-	-	231,419	-	231,419
Net loss for the period	-	-	-	-	-	-	-	(45,056)	(45,056)
Balance at June 30, 2024	101,301,968	101,302	48	-	10	-	29,552,894	(29,654,196)	-
Net loss for the period	-	-	-	-	-	-	-	(15,719)	(15,719)
Balance at September 30, 2024	101,301,968	$101,302	48	$-	10	$-	$29,552,894	$(29,669,915)	$(15,719)

			PREFERRED STOCK				ADDITIONAL
			SERIES C		SERIES D		PAID-IN	ACCUMULATED
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2022	2,301,968	$2,302	48	$-	10	$-	$29,198,773	$(29,229,526)	$(28,451)
Net loss for the period	-	-	-	-	-	-	-	(276,226)	(276,226)
Stock Compensation expense	98,000,000	98,000	-	-	-	-	123,702	-	221,702
Balance at March 31, 2023(Restated)	100,301,968	100,302	48	-	10	-	29,322,475	(29,505,752)	(82,975)
Net loss for the period	-	-	-	-	-	-	-	(11,339)	(11,339)
Balance at June 30, 2023	100,301,968	100,302	48	-	10	-	29,322,475	(29,517,091)	(94,314)
Net loss for the period	-	-	-	-	-	-	-	(38,419)	(38,419)
Balance at September 30, 2023	100,301,968	$100,302	48	$-	10	$-	$29,322,475	$(29,555,510)	$(132,733)

The accompanying notes are an integral part of these financial statements.

COYNI, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	2024	2023

Cash flows from operating activities:
Net loss	$(90,301)	$(325,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation expense	-	221,702
Debt forgiven by shareholders	231,419
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,011	-
Accrued liabilities and other payables	(143,129)	104,282
Net cash used in operating activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Operating expenses directly paid by a related party	$78,209	$54,738

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

LOSS PER SHARE

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. The Company does not have any potentially dilutive instruments for the nine and three months ended September 30, 2024 and 2023. Accordingly, basic and diluted losses per share were identical for the nine and three months ended September 30, 2024 and 2023.

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

2. GOING CONCERN CONSIDERATIONS

During the nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties We experienced negative financial results as follows:

	2024	2023
Net loss for the nine months ended September 30, 2024 and 2023	$(90,301)	$(325,984)
Negative working capital as of September 30, 2024 and December 31, 2023	(15,719)	(156,837)
Stockholders’ deficit as of September 30, 2024 and December 31, 2023	(15,719)	(156,837)

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

3. ACCRUED LIABILITIES AND OTHER PAYABLES

The accrued liabilities are summarized below:

	September 30, 2024	December 31, 2023
Accrued general and administrative expenses	$10,081	$37,283
Other payables	-	39,423
Accrued liabilities and other payables	$10,081	$76,706

As of September 30, 2024, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee. As of December 31, 2023, accrued liabilities mainly consists of unpaid professional fee such as legal and audit fee, other payables mainly consist of due to ex-shareholder, which were all released from repayment as of June 30, 2024.

4. DUE TO RELATED PARTY

As of September 30, 2024 and December 31, 2023, the Company had due to related parties of 5,638 and $82,142, respectively, mainly was the Company’s expenses that were paid by RYVYL Inc., the controlling shareholder.

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

The composition of deferred tax assets at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets
Benefit from carryforward of net operating loss	$2,379,420	$2,360,457
Less valuation allowance	(2,379,420)	(2,360,457)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 21% were applied to pre-tax loss for 2024 and 2023, is attributable to the valuation allowance.

At September 30, 2024, for federal income tax reporting purposes, the Company has $9,108,809 in unused net operating losses available for carryforward to future years which will expire in various years through 2037, and $2,221,764 that will carryforward indefinitely.

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

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

We had a net loss of $15,719 for the three months ended September 30, 2024, which was $22,700 less than the net loss of $38,419 for the three months ended September 30, 2023. The decrease in our net loss was mainly due to the decrease in professional fee.

The following table summarizes key items of comparison and their related increase (decrease) for the three months ended September 30, 2024 and 2023:

			Increase (Decrease)
	2024	2023	2024 from 2023
Revenue	$-	$-	$-
General and administrative expenses	15,719	38,419	(22,700)
Loss from operations	(15,719)	(38,419)	(22,700)
Net loss	$(15,719)	$(38,419)	$(22,700)

Revenue

We did not earn any revenues during the three months ended September 30, 2024 or 2023.

Operating expenses

We had $15,719 general and administrative expenses for the three months ended September 30, 2024, a decrease of $22,700 from $38,419 general and administrative expenses for the three months ended September 30, 2023, the decrease was mainly due to decreased professional fees of $22,700, mainly the audit expense.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

We had a net loss of $90,301 for the nine months ended September 30, 2024, which was $235,683 less than the net loss of $325,984 for the nine months ended September 30, 2023. The decrease in our net loss was mainly due to the decrease in stock-based compensation expense and decreased professional fees.

The following table summarizes key items of comparison and their related increase (decrease) for the nine months ended September 30, 2024 and 2023:

			Increase (Decrease)
	2024	2023	2024 from 2023
Revenue	$-	$-	$-
Stock-based compensation	-	221,702	(221,702)
General and administrative expenses	90,301	104,282	(13,981)
Loss from operations	(90,301)	(325,984)	(235,683)
Net loss	$(90,301)	$(325,984)	$(235,683)

Revenue

We did not earn any revenues during the nine months ended September 30, 2024 or 2023.

Operating expenses

We had $90,301 general and administrative expenses for the nine months ended September 30, 2024, a decrease of $13,981 from $104,282 general and administrative expenses for the nine months ended September 30, 2023, the decrease was mainly due to decreased professional fees of $13,981. For the nine months ended September 30, 2023, we had stock-based compensation expense of $221,702 paid to the Company’s former major shareholder and the director.

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents were $0; total current liabilities were $15,719 and total stockholders’ deficit was $15,719.

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

Working Capital

	At September 30, 2024	At December 31, 2023
Current assets	$-	$2,011
Current liabilities	15,719	158,848
Working capital deficit	$(15,719)	$(156,837)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Financial Condition

We did not generate any revenues nor have any cash activities during the nine months ended September 30, 2024 and 2023; however, we had $90,301 and $104,282 G&A expenses (mainly consisted of professional fees such as legal and audit for the nine months ended September 30, 2024, and we had professional fees of $104,282 and stock compensation expense of $221,702 during the nine months ended September 30, 2023, respectively.

We did not have any investing activities or financing activities during the nine months ended September 30, 2024 and 2023.

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

Going Concern

During the nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from related parties and independent third parties. We experienced negative financial results as follows:

	2024	2023
Net loss for the nine months ended September 30, 2024 and 2023	$(90,301)	$(325,984)
Negative working capital as of September 30, 2024 and December 31, 2023	(15,719)	(156,837)
Stockholders’ deficit as of September 30, 2024 and December 31, 2023	(15,719)	(156,837)

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Management assessed the effectiveness of Coyni, Inc.’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2024.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

As of September 30, 2024, the Company has not yet established an internal control over financial reporting systems, as the company is a shell company without ordinary business operations.

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

On October 17, 2024, the parties entered into a confidential settlement agreement, and on October 24, 2024, a stipulated motion to stay all pleadings was filed with the Court.

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

Date: November 19, 2024